Form 10-Q
period 1996-03-31
FTD CORP
filed 1996-05-15
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                             Commission File Number
                                    33-91582

                                FTD CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                           13-3711271
        ----------                                          -----------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation of Organization)                   Identification No.)

                         29200 NORTHWESTERN HIGHWAY
                         SOUTHFIELD, MICHIGAN 48034
                         --------------------------
             (Address of Principal Executive Offices) (Zip Code)

                               (810) 355-9300
                               --------------
            (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

         As of May 9, 1996, there were outstanding 6,140,091 shares of the Registrant's class A common stock, par value $.01 per share, and 441,686 shares of the Registrant's class B common stock, par value $.0005 per share.

                               FTD CORPORATION

                                    INDEX






                                                                        PAGE
                                                                        ----
Part I.    Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Statements of Financial
               Position at March 31, 1996 and June 30, 1995              3

             Consolidated Statements of Operations

               For the Three Months Ended March 31, 1996 and 1995        4

               For the Nine Months Ended March 31, 1996 and the
               Period December 19, 1994 through March 31, 1995           5

             Condensed Statements of Cash Flows for the
             Nine Months Ended March 31, 1996 and the Period
             December 19, 1994 through March 31, 1995                    6

             Notes to Consolidated Financial Statements                7-8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9-12

Part II.  Other Information

    Item 5.  Other Information                                          13

    Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                              14

Exhibit Index                                                           15

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                FTD CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                        March 31,
                                                                                          1996              June 30,
                                                                                       (Unaudited)            1995
                                                                                       -------------    -------------
                                  ASSETS                                                        (In Thousands)
                                ----------
Current assets:
   Cash and cash equivalents                                                           $ 20,638              $ 24,482
   Accounts receivable, less allowance for doubtful accounts
     of $1,232 at March 31, 1996 and $1,589 at June 30, 1995                             31,152                20,861
   Inventories, principally finished goods, net                                          11,875                13,019
   Other current assets                                                                  10,912                 8,389
                                                                                       --------              --------
                 Total current assets                                                    74,577                66,751
Property and equipment, less accumulated depreciation
   of $12,893 at March 31, 1996 and $4,962 at June 30, 1995                              38,220                43,701
Other noncurrent assets:
   Other noncurrent assets                                                                7,189                 6,374
   Goodwill and other intangible assets, less accumulated amortization
   of $4,039 at March 31, 1996 and $1,523 at June 30, 1995                               82,976                87,038
                                                                                       --------              --------
                 Total other noncurrent assets                                           90,165                93,412
                                                                                       --------              --------
                 Total assets                                                          $202,962              $203,864
                                                                                       ========              ========

               LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
   Current maturities of long-term debt                                                $  7,253              $  4,704
   Accounts payable                                                                      28,898                26,870
   Accrued member incentive programs                                                     12,092                 6,754
   Accrued severance and related costs                                                    1,661                 5,961
   Other accrued liabilities                                                              7,855                 5,890
   Unearned income and members'deposits                                                  11,164                10,026
                                                                                       --------              --------
                 Total current liabilities                                               68,923                60,205
Long-term debt                                                                           90,452                96,052
Employee benefit obligations                                                             11,101                10,252
Deferred income taxes                                                                                           2,072
Minority interest in subsidiary                                                             185                   203
Stockholders' equity:
   Common stock:
     Class A                                                                                 62                    62
     Class B                                                                                  4                     4
   Paid-in capital                                                                       35,654                35,384
   Retained earnings (deficit)                                                           (3,133)                  449
   Notes receivable                                                                        (170)                 (319)
   Treasury stock                                                                          (116)                 (500)
                                                                                       --------              --------
                 Total stockholders' equity                                              32,301                35,080
                                                                                       --------              --------
                 Total liabilities and stockholders' equity                            $202,962              $203,864
                                                                                       ========              ========



See accompanying notes to consolidated financial statements.

                               FTD CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                         Three Months      Three Months
                                                            Ended              Ended
                                                           March 31           March 31
                                                            1996              1995
                                                         ------------      ------------
                                                     (In Thousands, except per share data)
Revenues:
  Marketplace                                              $17,960            $21,935
  Clearinghouse                                              8,855              9,718
  Mercury Network                                            8,316              7,605
  Other                                                      9,663              8,137
                                                         ---------         ----------
      Total revenues                                        44,794             47,395
                                                         ---------         ----------
Costs:
  Products and distribution                                 12,395             15,618
  Floral order transmissions and processing services         7,920              6,606
  Member programs                                            7,547              7,230
                                                         ---------         ----------
      Total costs of goods sold & services provided         27,862             29,454

  Selling, general and administrative                       14,589             12,106
                                                         ---------         ----------

      Income from operations                                 2,343              5,835

  Interest (income)                                           (370)              (428)
  Interest expense                                           3,337              3,678
                                                         ---------          ---------

      Income (loss) before income taxes and
        minority interest                                     (624)             2,585

  Income taxes (benefit)                                       (11)             1,107
  Minority interest in earnings of subsidiary                   14                 19
                                                         ---------          ---------

      Net income (loss)                                      ($627)            $1,459
                                                         =========          =========

  Primary and fully diluted earnings (loss) per share       ($0.09)             $0.19





See accompanying notes to consolidated financial statements.

                               FTD CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                            December 19,
                                                         Nine Months          1994 -
                                                            Ended            March 31,
                                                          March 31,            1995
                                                            1996            (See Note 1)
                                                          ----------        -----------
                                                      (In Thousands, except per share data)
Revenues:
  Marketplace                                             $ 49,758             $25,858
  Clearinghouse                                             26,953              13,216
  Mercury Network                                           23,876               9,158
  Other                                                     26,608               9,453
                                                          --------             -------
      Total revenues                                       127,195              57,685

Costs:
  Products and distribution                                 33,931              17,715
  Floral order transmissions and processing services        21,987               7,924
  Member programs                                           23,587               9,317
                                                          --------             -------
      Total costs of goods sold & services provided         79,505              34,956

  Selling, general and administrative                       43,157              15,783
                                                          --------             -------

      Income from operations                                 4,533               6,946

  Interest (income)                                         (1,002)               (497)
  Interest expense                                          10,215               4,217
                                                          --------             -------

      Income (loss) before income taxes and
        minority interest                                   (4,680)              3,226

  Income taxes (benefit)                                    (1,071)              1,426
  Minority interest in earnings (loss) of subsidiary           (18)                 23
                                                          --------             -------

      Net income (loss)                                  ($  3,591)            $ 1,777
                                                          ========             =======

  Primary and fully diluted earnings (loss) per share    ($   0.51)            $  0.24





See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 December 19,
                                                                            Nine Months             1994 -
                                                                               Ended              March 31,
                                                                              March 31,             1995
                                                                                1996             (See Note 1)
                                                                            ------------       ---------------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net cash provided by (used in) operating activities               $ 1,844             ($5,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Release of restricted cash related to credit deposit
       fund investments                                                                             2,173
     Restriction of cash related to members incentive programs                                     (7,738)
     Cash acquired in acquisition                                                                  46,578
     Cash utilized to effect merger                                                              (109,323)
     Capital expenditures                                                      (3,246)               (260)
                                                                              -------            --------
            Net cash used in investing activities                              (3,246)            (68,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                                  96,008
     Repayments of long-term debt                                              (3,260)            (34,153)
     Sale of common stock and member offering                                     654              30,000
     Issuance of common stock warrants                                                              3,000
     Payments on notes receivable                                                 149
                                                                              -------            --------
            Net cash provided by (used in) financing activities                (2,457)             94,855

     Effect of exchange rate changes on cash                                       15
                                                                              -------            --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                              (3,844)             20,394
CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                                           24,482                   0
                                                                              -------            --------
 END OF PERIOD                                                                $20,638            $ 20,394
                                                                              =======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

     Interest paid                                                            $ 7,045            $  1,314
                                                                              =======            ========
     Income taxes paid                                                        $   158            $    107
                                                                              =======            ========

See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  Basis of Presentation

         The unaudited consolidated financial statements at March 31, 1996, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (the "Operating Company") (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated
financial statements and notes for the year ended June 30, 1995.   In the
opinion of Company management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein).


         On December 19, 1994, the Company acquired the Operating Company. The Company did not realize any revenues or incur any operating expenses from its inception in March 1993 until December 19, 1994. Due to seasonal variations in the Company's business, operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that might be expected for the year ended June 30, 1996.

NOTE 2.   Accrued Severance and Related Costs

         The following table reflects the changes to the severance reserve for the nine months ended March 31, 1996 (in thousands):



                          Balance               Reduction     Remaining
                             at                    of      Liability as of
                          June 30,   Costs      Accrued       March 31,
                            1995     Paid       Liability        1996
                          --------   -----      ---------   --------------
Severance benefits         $4,730    $1,038       $2,370         $1,322

Relocation costs              600        28          480             92

Other                         631        96          288            247
                           ------    ------       ------         ------

Total                      $5,961    $1,162       $3,138         $1,661
                           ======    ======       ======         ======


NOTE 3.  Capital Transactions

         During the three months ended March 31, 1996, the Company repurchased into treasury 3,205 shares of Class A Common Stock at a cost of approximately $17,000.

Note 4.  Earnings Per Share

         Primary and fully diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 7,019,254 for the three months and 6,998,189 for the nine months ended March 31, 1996 and 7,553,125 for the three months and 7,546,189 for the nine months ended March 31, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following is a discussion of changes in the Company's financial condition and results of operations for the three and nine month periods ended March 31, 1996 compared with the corresponding periods of fiscal 1995. For purposes of presenting a meaningful comparison, the corresponding periods of fiscal 1995 include both (i) results of the Operating Company's predecessor (Florists' Transworld Delivery Association) for the period prior to the acquisition on December 19, 1994 and (ii) results of the Company for the post-acquisition period December 19, 1994 through March 31, 1995.

         The Company generates its revenue from four principal areas of operation. Marketplace is the Company's wholesale supplier of non-perishable hardgoods to retail florists in North America. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers, as well as packaging, greeting cards, promotional products and a wide variety of other floral-related supplies. The Company's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and the Company receives a percentage of the sales price for the service. Mercury Network is the Company's proprietary telecommunications network linking 16,400 of its 22,300 florists. Florists use the network to transmit floral orders through Florists' Transworld Delivery, Inc. or competing clearinghouses and over 15 million orders are transmitted annually through the Mercury Network. Other revenue is derived from the Direct Access direct marketing business, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Revenue decreased by $2.6 million, or 5.5%, to $44.8 million for the three months ended March 31, 1996, compared to $47.4 million for the three months ended March 31, 1995. Marketplace revenue experienced a net decrease of $4.0 million primarily due to lower sales of holiday and seasonal containers and non-branded everyday products. Increased sales of FTD branded everyday products partially offset this decrease. Clearinghouse revenue decreased by $0.9 million as a result of a decline in the volume of floral orders cleared through FTD. Mercury Network revenue increased $0.7 million due to increased console rental and order transmissions revenue. Other revenue experienced a net increase of $1.5 million as a result of increased Direct Access order volume and publications revenue.

         The cost of goods sold and services provided decreased by $1.5 million, or 5.4%, to $27.9 million for the three months ended March 31, 1996 from $29.4 million for the three months ended March 31, 1995. The change was primarily due to the costs of products and distribution which decreased by $3.2 million corresponding to the lower Marketplace sales volume for the period. This decrease was partially offset by costs of increased order volume in the Direct Access business and Mercury Network costs. As a percent of revenue, cost of goods sold and services provided was 62.2% and 62.1% for the three month periods ended March 31, 1996 and 1995, respectively.

         Selling, general and administrative expenses increased by $2.5 million, or 20.5%, to $14.6 million for the three months ended March 31, 1996 from $12.1 million for the three months ended March 31, 1995. Advertising and promotional expenditures were increased by $3.1 million in 1996 over the prior period for television advertising campaigns and the Company's advertising activities related to its member incentive program. This increase was partially offset by reduced general and administrative expenses of $0.6 million.

         Interest expense for the three months ended March 31, 1996 was $3.3 million as compared to $3.7 million in the prior year. The decrease was attributable to lower interest rates and scheduled principal payments which reduced the debt outstanding in accordance with the terms of the Company's debt agreements.

         Income taxes for the three months ended March 31, 1996 were a benefit of $11 thousand compared to an expense of $1.1 million for the comparable period in the prior year.

         Net loss was $0.6 million for the three months ended March 31, 1996 compared to net income of $1.5 million for the three months ended March 31, 1995. The change is primarily attributable to the increased advertising expenditures and lower gross profit due to the decrease in product sales.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

         Revenue decreased by $5.8 million, or 4.4%, to $127.2 million for the nine months ended March 31, 1996, compared to $133.0 million for the nine months ended March 31, 1995. The decline in revenue was impacted by the elimination of $2.7 million in revenue from trade association activities in the prior comparable period which, since the acquisition, have no longer been conducted by the Company. Marketplace revenue decreased by a net amount of $4.7 million from the prior period due to lower sales of holiday, seasonal and non-branded everyday containers partially offset by increased sales of FTD branded everyday products in the nine month period. Clearinghouse revenue decreased by $2.3 million which resulted from a decline in the volume of floral orders cleared through FTD. Mercury Network revenue increased $0.9 million due to increased console rental and order transmissions revenue. Excluding the trade association related revenues from the prior nine month period discussed above, other revenue experienced a net increase of $3.0 million primarily due to increased Direct Access orders, publications directory advertising revenue and credit card order processing volume.

         The cost of goods sold and services provided decreased by $4.6 million, or 5.4%, to $79.5 million for the nine months ended March 31, 1996 from $84.1 million for the nine months ended March 31, 1995. The decrease in cost of goods sold is the result of lower cost of sales of Marketplace products and related freight of $5.4 million and a $1.8 million decrease due to lower costs of member programs which have not been conducted by the Company since the acquisition. This decrease was offset by an increase in costs of Direct Access orders, Mercury Network costs and field service costs. As a percent of revenue, cost of goods sold and services provided decreased to 62.5% for the nine months ended March 31, 1996 from 63.2% for the nine months ended March 31, 1995.

         Selling, general and administrative expenses decreased by $1.3 million, or 2.9% for the nine months ended March 31, 1996 compared to the same period in 1995. The decrease is primarily due to non-recurring acquisition related costs of $4.1 million which were incurred by the Company during the nine months ended March 31, 1995. Also contributing to the decrease was overhead reductions affecting both promotional and administrative costs and the elimination of the costs of certain trade association activities which since the acquisition have not been conducted by the Company. These decreases were partially offset by (i) $3.2 million in costs from the Company's advertising activities related to its member incentive program which was implemented in 1996 and (ii) an increase in the amortization of goodwill and other intangibles of $1.8 million for the nine month period ended March 31, 1996 from the prior comparable period. Total selling, general and administrative expenses at March 31, 1996 reflects a reclassification of certain advertising activities of $2.2 million from cost of goods sold to selling, general and administrative expenses

         Interest expense for the nine months ended March 31, 1996 was $10.2 million as compared to $5.4 million in the prior year. The increase of $4.8 million was due to the debt incurred in connection with the acquisition on December 19, 1994, partially offset by a decrease in interest rates for the nine months ended March 31, 1996 as compared to the prior comparable period.

         Income taxes for the nine months ended March 31, 1996 were a benefit of $1.1 million compared to an expense of $1.5 million for the comparable period in the prior year. The income tax expense prior to the acquisition was entirely related to the Company's Canadian operations.

         Net loss was $3.6 million for the nine months ended March 31, 1996, an increase of $2.8 million from a loss of $0.8 million for the nine months ended March 31, 1995. The change is primarily attributable to increases in interest expense, goodwill and other intangibles amortization and an offsetting tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million undrawn revolving credit facility. The term loans bear interest at floating rates and are to be repaid over five years. The Company has repaid $3.2 million of these loans in the nine months ended March 31, 1996 and $4.7 million since the acquisition date. No borrowings were made under the revolving credit facility during the nine months ended March 31, 1996. The senior subordinated notes were issued as part of the sale of units in connection with the acquisition consisting of $60 million aggregate principal of 14% senior subordinated notes (the "Notes") of the Company and warrants to purchase 750,000 shares of class B common stock of
FTD Corporation.   The Company has funded the interest and debt repayments for the bank debt and the Notes through cash flow from operations.

         For the nine months ended March 31, 1996, the Company experienced a net decrease in cash of $3.8 million. For the post-acquisition period December 19, 1994 through March 31, 1995, excluding cash acquired in the acquisition of $46.6 million, cash flow reflected a net decrease in cash of $26.2 million. The decrease in the period ended March 31, 1996 was primarily attributable to cash effect the acquisition.

         Cash provided by operating activities was $1.8 million for the nine months ended March 31, 1996 compared to cash used of $5.9 million for the post-acquisition period December 19, 1994 through March 31, 1995. Depreciation and amortization was $11.6 million for the nine months ended March 31, 1996 and $4.2 million for post-acquisition period December 19, 1994 through March 31, 1995.

         Cash used in investing activities was $3.2 million for the nine months ended March 31, 1996 compared to $115.2 million, excluding cash acquired in the acquisition of $46.6 million, for the post-acquisition period December 19, 1994 through March 31, 1995. In 1996, the cash used in investing activities consisted entirely of capital expenditures. The cash used in the post-acquisition period primarily reflects the cash utilized to effect the acquisition. Cash used in financing activities was $2.5 million for the nine months ended March 31, 1996 compared to cash provided of $94.9 million for the post-acquisition period December 19, 1994 through March 31, 1995. The cash used in the nine months ended March 31, 1996 reflects the payment of principal on the term loans and the cash provided in the post-acquisition period primarily reflects the proceeds of debt incurred and equity obtained to effect the acquisition.

                         PART II.  OTHER INFORMATION


Item 5.  Other Information

The Company has warrants outstanding which are, in the aggregrate, exercisable to purchase 1,125,000 shares of Class B Common Stock. These warrants expire on May 28, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits



Exhibit No.                           Description
- -----------                           -----------
    11               Computation of Earnings Per Share.

    27               Financial Data Schedules



(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 1996.


                       FTD CORPORATION



                  By:  /s/ Margaret C. Whitman
                       -------------------------------
                       Margaret C. Whitman
                       President and Chief Executive Officer
                       (Officer duly authorized to sign on behalf of registrant)



                       /s/ Paul A. Luck
                       ------------------------------
                       Paul A. Luck
                       Vice President and Chief Financial Officer
                       Florists' Transworld Delivery, Inc.
                       (Principal financial officer authorized to sign on behalf of registrant)

                                EXHIBIT INDEX


                                                                  Paper (P)
Exhibit                                                             or
Number                      Description                           Electronic (E)
- ------                      -----------                           --------------

   11             Computation of Earnings Per Share                    E

   27             Financial Data Schedules                             E

