Form 10-K405
period 1996-06-30
FTD CORP
filed 1996-09-30
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                               Commission file number
     June 30, 1996                                             33-91582
     -------------                                             --------

                                FTD Corporation
                                ---------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                  13-3711271
      -------------------------------                       ----------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)


             29200 Northwestern Highway, Southfield, Michigan 48034
             ------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (810) 355-9300

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---       ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

          Because no established public trading market exists for shares of the Registrant's voting stock, the aggregate market value of voting stock held by non-affiliates of the Registrant cannot be determined.

          As of September 25, 1996, there were outstanding 6,132,639 shares of the Registrant's class A common stock, par value $.01 per share, and 1,566,686 shares of the Registrant's class B common stock, par value $.0005 per share.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW


          FTD Corporation ("FTD Corporation") was incorporated as a Delaware corporation on March 8, 1993. As used in this Report, the terms "Company" or "FTD" refer to FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (the "Operating Company")

          FTD is the world's largest floral services organization based on number of members and affiliated organizations, as well as the total number of
floral orders cleared.   FTD has a membership of approximately 22,000 retail
florist shops primarily in the U.S. and Canada and, through affiliated or related organizations, approximately 31,000 additional retail florist shops in approximately 140 other countries. Through these members FTD offers consumers same-day delivery of high-quality FTD-branded products in the U.S. and Canada and non-branded floral products throughout most of the world.

          FTD is primarily a marketing and technology organization. FTD promotes a worldwide brand based on the FTD Mercury Man logo, one of the most recognized corporate logos in the world according to consumer recognition studies, on behalf of member florists through extensive marketing and advertising programs on both the national and local level. See "- Marketing and Advertising." FTD's marketing and advertising programs are primarily funded by revenues from FTD's Clearinghouse operations. A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's technology based transaction processing businesses, which include the Mercury Network, Clearinghouse, Advantage Software and Direct Access. In addition to the foregoing, FTD's operations include Marketplace and other businesses which support and enhance the retail florist industry. See "- Operations."

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

          The Operating Company is the successor to the first flowers-by-wire organization founded by a group of retail florists in the United States in 1910. The Operating Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by FTD Corporation, of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association" or the "Acquired Company"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among FTD Corporation, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of FTD Corporation. Immediately following the Acquisition, the Acquired Company was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

          FTD Corporation, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD Corporation nor the Operating Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Operating Company and FTD Association have entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), which governs the relationship between the Operating Company and FTD Association. Pursuant to the Mutual Support Agreement, among other things:
(i) existing and future FTD Association members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with retail florist industry operations in a public area; (ii) all FTD Association members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company's prices to FTD Association members for specified services will not be increased above those charged on July 1, 1994 for the three years after the Acquisition (except for adjustments for inflation); (iv) payments by the Operating Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse will be made to FTD Association; and (v) the Operating Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. Unless the context indicates otherwise, all references herein to "members" or "membership" refer to members of the Old Association prior to consummation of the Acquisition and, following the Acquisition, the members of the FTD Association.

          In order to partially finance the Acquisition, on December 19, 1994, the Operating Company sold $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due 2001 (the "Old Notes"). The Old Notes were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4 (2) of the Securities Act. The Old Notes were subsequently exchanged by their holders for identical notes which were registered under the Securities Act (the "Notes"). Also in connection with the Acquisition, FTD Corporation and the Operating Company entered into a credit agreement, dated December 19, 1994 as amended, (the "Bank Credit Agreement"), with Bankers Trust Company and certain other lenders which provided for $45.0 million in aggregate principal amount of term loans and a revolving credit facility which permits the Operating Company to borrow up to $25.0 million to finance working capital and letter of credit needs.

MARKETING AND ADVERTISING

          FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (via television, radio, magazines and Sunday newspaper supplements) generally promotes FTD florists, FTD-branded products and Direct Access. FTD coordinates cooperative advertising on a local basis with participating florists. FTD also provides member florists with advertising tools such as billboard paper, slicks for print advertising and television and radio tapes to be tagged with individual shop information. In addition, FTD provides members with customized direct mail pieces, in-shop merchandising materials and FTD Floral Selections, a counter display catalog featuring FTD products for all occasions.

          FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-branded floral arrangements which FTD members clear through Clearinghouse and components of which are Marketplace's FTD-branded hardgoods; (ii) feature the FTD Mercury Man logo; and (iii) support the FTD retail florists generally by encouraging consumers to associate FTD professional florists with high-quality floral goods and outstanding customer service.


OPERATIONS

          A typical flowers-by-wire transaction cleared by FTD occurs as follows: (i) a customer orders flowers through the Sending Florist to be delivered outside the local delivery area of the Sending Florist; (ii) the Sending Florist collects payment for the order from the customer; (iii) the Sending Florist selects the Receiving Florist within the desired locale to fill the order; (iv) the Sending Florist communicates the order to the Receiving Florist via telephone, facsimile or the Mercury Network, FTD's proprietary computerized order transmission system; and (v) the Receiving Florist fills the order by delivering the requested flowers. Clearinghouse collects the billing information from either the Mercury Network or the Receiving Florist if the Mercury Network has not been used and allocates funds among FTD, the Sending Florist and the Receiving Florist. Generally, orders received by the Receiving Florist by 2:00 p.m. will be delivered to the recipient the same day. Floral orders between FTD members are transmitted primarily by FTD's Mercury Network.

          FTD was initially formed to encourage flowers-by-wire transactions between its member florists, but over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of its members. Currently, FTD's primary operations are Marketplace, Clearinghouse, Mercury Network and Other (including Direct Access).

          The following table illustrates the percentage of total revenue generated by the Operating Company's major businesses as a percentage of total revenue for the three fiscal years ended June 30, 1996:




Revenue:                       1994    1995   1996
                               ----    ----   ----
  Marketplace                  35.4%   37.3%   34.8%
  Clearinghouse                25.4    23.8    22.3
  Mercury Network              18.1    18.3    20.5
  Other (including
   Direct Access)              21.1    20.6    22.4
                              -----   -----   -----

      Total Revenue           100.0%  100.0%  100.0%
                              =====   =====   =====

          Marketplace.    The Company believes that Marketplace is one of the
largest wholesale suppliers of hardgoods to retail florists in the U.S. based on total sales. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. By capitalizing on FTD's sourcing expertise and volume purchases, Marketplace is able to provide members with a broad selection of products at attractive prices.

          Marketplace also enters into promotional partnerships to design, promote and sell FTD-branded products. To date, FTD has participated in partnerships with companies such as Gerber Products Company and M&M Mars. For example, Gerber baby products are included in a baby congratulatory floral arrangement, and M&M candy is included in a Sweet Surprise floral arrangement. The Company believes that FTD's large supplier network and brand name recognition make it a valuable corporate partner for such ventures.

          Through Renaissance Greeting Cards, Inc. ("Renaissance"), a subsidiary of the Operating Company acquired in 1992, FTD produces greeting cards for special occasions and holidays which are sold in over 7,900 retail outlets nationwide. Renaissance cards are made using only recycled paper.

          Clearinghouse.   FTD's Clearinghouse provides billing and collection
services to both the Sending Florist and the Receiving Florist in
flowers-by-wire transactions.    In fiscal 1996, FTD cleared floral orders
aggregating in excess of $530 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining a percentage of the sales price of orders sent through Clearinghouse.

          FTD is a joint venture participant in Interflora, Inc., a flowers-by-wire service organization with non-FTD member florists, which allows FTD members to transmit and receive flowers-by-wire orders outside the Americas.

          Mercury Network. The Company believes that FTD's Mercury Network is one of the largest proprietary telecommunications networks in the world, based on the total number of participating retail outlets, linking together FTD and approximately 16,200 of its 22,000 members. FTD's on-line members may use the Mercury Network to transmit orders cleared through FTD or through competing clearinghouses and to send messages. In fiscal 1996, the Mercury Network transmitted approximately 15.5 million orders among U.S. and Canadian members.

          The Mercury Network provides FTD with three primary sources of revenue. First, FTD leases to its subscribers the computer hardware necessary for network access. Second, FTD charges its subscribers a flat monthly fee for access to the network. Third, FTD receives a fee (unrelated to Clearinghouse fees) for each order transmitted over the network.

          The Mercury Network is a mainframe based transaction processing system. FTD also provides Mercury Network subscribers with technical support, and, through a third party, repair and maintenance services.

          Direct Access.   The Direct Access business offers retail customers
the opportunity to place flowers-by-wire orders directly with FTD by dialing a toll free number (1-800-SEND-FTD) or through online services such as Compuserve or the Internet. Revenue from the Direct Access business is generated by FTD's receipt of a percentage of the sales price for originating the order and a service charge from the consumer.

OTHER BUSINESSES

          FTD has developed several other businesses to support and enhance its members' retail floral operations, including computer software, publications, and credit card authorization and processing services.

          Advantage Software. FTD offers members computer software, which operates on the Mercury computer system, that is customized to the needs of retail florists. The Advantage Plus software package provides a comprehensive range of payroll and accounting functions for the retail florist. In addition, the package was expanded in 1996 with modules which streamline the delivery process. These modules automatically calculate delivery rates, confirm accuracy of addresses, build efficient delivery routes, print delivery maps and capture recipient data for future marketing.

          FTD Directory & Toll Free Listings. FTD produces the FTD Directory & Toll Free Listings ("FTD Directory"), a directory of all current members, their locations, product ordering information and minimum order amounts. In a typical flowers-by-wire transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults FTD Directory to identify a Receiving Florist. FTD Directory is published five times per year and is supplied to members in printed form. FTD Directory is also available on CD-ROM.

          Credit Card Authorization and Processing.  FTD offers processing of
credit card transactions to participating members.   By pooling the credit card
transactions of the participating members, FTD is able to secure more favorable terms on credit card transactions than members could secure individually. Credit card authorizations can be obtained by telephone, with a dedicated authorization terminal, or by using the accounting software offered to retail florists by FTD. FTD also provides an address verification system to minimize fraud, as well as statement and adjustment services. Revenue from FTD's credit card program is generated by a monthly subscriber fee and discounts charged for transactions.

SEASONALITY

          FTD generated 22%, 28%, 27% and 23% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1996, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1996, however, FTD's operating income fluctuates more dramatically over the course of the fiscal year, with FTD generating substantially all of its operating income in the fiscal quarters ended September 30 and March 31. This fluctuation is primarily attributable to (i) increased advertising and promotional expenditures during the holiday seasons in the fiscal quarters ending December 31 and June 30 and (ii) a Clearinghouse volume incentive program, which experiences higher expenses as a result of increased volume during these quarters. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

          The FTD Mercury Man logo is a registered trademark which distinguishes FTD's flowers-by-wire services from services offered by others and appears on the shop window or door of each member. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including "Chicken Soup," "Especially For You," "Big Hug," "Basket of Love" and "Pick-Me-Up." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the members who have executed a Trademark Membership License Agreement with the Operating Company.

COMPETITION

          There are approximately 47,000 retail florists in the U.S. and Canada. Because most of these florists are members of at least two of the flowers-by-wire services operated by FTD and its competitors, competition is intense. FTD believes that retail florists join clearinghouses and use their services based on the ability of a service to provide the following benefits:
(i) assistance in building their businesses via national and local marketing programs; (ii) consumer brand name recognition; (iii) ability to generate a substantial volume of incoming flowers-by-wire orders and a high-quality membership to fill orders; (iv) availability of direct financial benefits including rebates and competitive credit card processing fees; (v) quality and reliability of clearinghouse and other services; (vi) quality and selection of attractive branded floral products; and (vii) selection of non-floral products which allow the florists to provide greater value to consumers. The Company believes that it competes favorably with other flowers-by-wire services based on the above criteria.

          FTD's Clearinghouse operation has three primary competitors: American Floral Services, Inc., Teleflora (a division of Roll International, Inc.) and National Florist Directory, Inc. d/b/a Redbook Florist Services. Each of these competing services offers some products and services which are comparable to those offered by FTD. As of the end of fiscal 1996, FTD was the flowers-by-wire leader based upon total industry clearings.

          FTD's Marketplace operation competes in an extremely fragmented industry against a large number of wholesalers and against Teleflora primarily with respect to holiday branded products. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases.

          The primary competitor for the Direct Access business is 800-Flowers. Several other less significant companies operate in the toll free and online services markets.

          The Operating Company currently is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District court for the Eastern District of Michigan in United States of America v. Florists' Telegraph Delivery

Association, Civ. No. 56-15748, and United States of America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits the Company from restricting its membership to florists who are not members of any other clearinghouse. On December 14, 1995, the Consent Order was modified to provide for, among other things, the extension of the term of the Consent Order from November 13, 2000 to August 1, 2005.

EMPLOYEES

        As of June 30, 1996, FTD employed approximately 515 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.


ITEM 2. PROPERTIES

        FTD's principal executive offices, consisting of approximately 126,000 square feet of office space, are owned by FTD and are located in Southfield, Michigan. FTD also owns approximately 120,000 square feet of office space in Downers Grove, Illinois where the Mercury Network operations are located. FTD leases office space through a subsidiary in Sanford, Maine and leases office space in Boston, Massachusetts. FTD uses independent warehouse and distribution facilities in California, Ohio and Ontario, Canada for product distribution.

ITEM 3. LEGAL PROCEEDINGS

        FTD is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1996.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        No established public trading market exists for FTD Corporation's common
equity.   As of September 25, 1996, there were approximately 1800 holders of record of the class A common stock, par value $.01, of FTD Corporation and approximately 6 holders of record of the class B common stock, par value $.0005, of FTD Corporation.

        FTD Corporation has not paid any dividends on its common equity since its inception.

FTD Corporation has no present intention of paying any dividends on its common equity. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of FTD Corporation, and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. In addition, under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Operating Company to or on behalf of FTD Corporation to fund certain operating expenses of FTD Corporation; (2) payments by the Operating Company to FTD Corporation pursuant to a tax sharing agreement between such parties as in effect on December 19, 1994 or any amendment thereto or replacement agreement thereof; (3) payments by the Operating Company to FTD Corporation to fund payments by FTD Corporation for management services provided to the Operating Company; (4) payments of dividends from the proceeds of a public equity offering by the Operating Company or FTD Corporation (if the proceeds are distributed to the Operating Company), subject to restrictions; and (5) payments by the Operating Company to FTD Corporation to effect certain stock repurchases by FTD Corporation.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical data of the Acquired Company for each fiscal year in the three year period ended June 30, 1994 and the period from July 1, 1994 to December 18, 1994 and of FTD for the period December 19, 1994 to June 30, 1995 and the year ended June 30, 1996. The selected historical balance sheet and statement of operations data as of and for each fiscal year in the three year period ended June 30, 1994 were derived from the audited consolidated financial statements of the Acquired Company. The Acquisition was consummated on December 19, 1994. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 were derived from the audited consolidated financial statements of the Operating Company. The selected historical statement of operations for the period from December 19, 1994 to June 30, 1995, the year ended June 30, 1996, and the balance sheet data as of June 30, 1996 and 1995 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the years ended June 30, 1996 and 1995, of FTD, including the notes thereto, appearing elsewhere in this Form 10-K.

                                                                           Acquired Company
                                               -----------------------------------------------------------------------


                                                        Year ended June 30,                                  July 1
                                               ---------------------------------                            through
                                                                                                            December
                                                                                                               18,
                                                       1992              1993             1994                1994
                                               ---------------   ---------------   ---------------   -----------------
                                                                   (dollars in thousands)

Statement of Operations Data:

     Marketplace. ...........................     $     56,194      $     63,606      $     58,987        $     28,556
     Clearinghouse ..........................           46,090            44,717            42,386              16,093
     Mercury Network                                    22,465            27,596            30,113              13,865
     Other ..................................           30,751            33,276            35,074              16,818
                                                  ------------      ------------      ------------        ------------
      Total revenue .........................          155,500           169,195           166,560              75,333
     Cost of goods sold and services
      provided ..............................           96,446           103,622           102,260              49,109
     Selling, general and administrative ....           53,290            61,073            57,625              28,684
                                                  ------------      ------------      ------------        ------------
      Income (loss) from operations .........            5,764             4,500             6,675              (2,460)
     Interest (income) ......................           (1,808)           (1,236)           (2,046)             (1,095)
     Interest expense(1) ....................            1,636             2,414             2,841               1,172
     Income taxes (benefit)(2) ..............              169                42                92                  35
     Minority interest ......................
     Cumulative effect of accounting
      change(3)                                                                              6,277
                                                  ------------      ------------      ------------        ------------
     Net income (loss) ......................     $      5,767      $      3,280      $       (488)       $     (2,572)
                                                  ============      ============      ============        ============
     Earnings(loss) per share
      Primary ...............................
      Fully Diluted .........................

Other Data:

     Depreciation and amortization ..........     $      6,566      $      9,043      $     10,144        $      4,911
     Capital expenditures ...................           20,153            18,200             8,134               1,413
     Ratio of earnings to fixed charges(4) ..              3.4x              2.0x              2.9x                 --

Operating Data (end of period):

     Number of member locations .............           24,672            24,072            23,218
     Number of Mercury Network
      terminals installed ...................           16,669            16,698            16,648

Balance Sheet Data (end of period):

     Working capital ........................     $     14,343      $     12,581      $     16,918
     Total assets ...........................          115,230           125,816           135,506
     Long-term debt, including current
      portion ...............................           24,887            33,746            33,463
     Total equity ...........................           40,642            40,521            36,216



                                                   December 19,
                                                      1994
                                                     Through            Year ended
                                                       June                June
                                                        30,                 30,
                                                       1995                1996
                                                   ------------         ----------
                                                    (dollars in thousands)
Statement of Operations Data:

     Marketplace. ...........................      $     35,460       $      57,924
     Clearinghouse ..........................            24,738              37,070
     Mercury Network                                     17,618              34,138
     Other ..................................            18,702              37,123
                                                   ------------       -------------
      Total revenue .........................            96,518             166,255
     Cost of goods sold and services
      provided ..............................            58,567             104,386
     Selling, general and administrative ....            30,669              58,376
                                                   ------------       -------------
      Income (loss) from operations .........             7,282               3,493
     Interest (income) ......................            (1,719)             (1,431)
     Interest expense(1) ....................             7,546              13,498
     Income taxes (benefit)(2) ..............             1,021              (1,813)
     Minority interest ......................                 8                 (33)
     Cumulative effect of accounting
      change(3)
                                                   ------------       -------------
     Net income (loss) ......................      $        426       $      (6,728)
                                                   ============       =============
     Earnings(loss) per share
      Primary ...............................      $       0.06       $       (1.01)
                                                   ============       =============
      Fully Diluted .........................      $       0.06       $       (1.01)
                                                   ============       =============
Other Data:

     Depreciation and amortization ..........      $      6,525       $      14,231
     Capital expenditures ...................             3,082               4,950
     Ratio of earnings to fixed charges(4) ..               1.2x                 --

Operating Data (end of period):

     Number of member locations .............            22,828              22,007
     Number of Mercury Network
      terminals installed ...................            16,859              16,238

Balance Sheet Data (end of period):

     Working capital ........................      $      6,546       $       2,718
     Total assets ...........................           203,864             196,082
     Long-term debt, including current
      portion ...............................           100,757              96,277
     Total equity ...........................            35,080              29,140

___________________________________________

(1) Interest expense in fiscal 1992 and 1993 is net of $179 and $185 of interest capitalized as construction in progress, respectively.

(2) Taxes on income for the fiscal years ended June 30, 1992 through June 30, 1994 and the period July 1 through December 18, 1994 are generally applicable to the Acquired Company's Canadian operations. During these periods, the Acquired Company conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period December 19, 1994 through June 30, 1995 and for the year ended June 30, 1996 represent operations after conversion from a cooperative association to a for-profit corporation, which resulted in greater U.S. taxable income (loss).

(3) Effective July 1, 1993, the Acquired Company and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," for its unfunded post-retirement health care program. See note 8 to the consolidated financial statements of the Company.

(4) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and cumulative effect of accounting change, plus fixed charges. Fixed charges consist of interest expense and the component of rental expense believed by management to be representative of the interest factor thereon. Earnings for the period July 1 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the year ended June 30, 1996 were insufficient to cover fixed charges by $8,574.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to important factors that could cause actual results to differ materially from these forward-looking statements, including, without limitation, the effect of economic and market conditions and the impact of competitive activities.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

         The Acquisition was consummated on December 19, 1994. Accordingly, the results of operations from December 19, 1994 through June 30, 1995 and for the year ended June 30, 1996 represent those of FTD Corporation and its consolidated subsidiaries. Results of operations prior to December 19, 1994 are those of the Acquired Company. The Acquisition generally affected FTD's results of operations as follows: (i) certain trade association activities previously conducted by FTD are being conducted by FTD Association; (ii) immediately following the consummation of the Acquisition, the Operating Company was converted from a non-profit cooperative association owned by its members to a for-profit corporation; (iii) in connection with the Acquisition, FTD recorded a $3.9 million liability for the costs of termination benefits and other expenses associated with FTD's employee headcount reduction and the planned consolidation of FTD's data processing facilities; (iv) as a result of the Acquisition, FTD's balance sheet carries significant goodwill; (v) certain provisions of the Mutual Support Agreement may impact, among other things, product pricing in transactions with FTD Association members and national advertising expenditures; and (vi) the Company has implemented or plans to implement several cost reduction strategies, including a reduction in costs related to the Company's Board of Directors, the elimination of costs associated with trade activities of the Old Association and a reduction in various general and administrative expenses of the Old Association (offset by additional costs related to the new management team and out-sourcing certain functions). Because of the elements of uncertainty inherent in any future event and the possibility of reevaluation and alteration as elements of the Company's cost reduction strategy are implemented, there can be no assurance that such a cost reduction strategy will be successfully implemented, in whole or in part, or that such cost reductions will be achieved in the time frame expected, if at all. Finally, the Company expects to utilize any reduced costs discussed above, along with plans to increase consumer demand through a strengthened FTD brand, to offset certain increased annual costs related to the Acquisition, including increased interest expense, amortization of deferred financing costs and original issue discount, amortization of goodwill and other intangible assets, and management fees and other expenses that were not incurred historically.

         The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1996 compared with the year ended June 30, 1995. For purposes of presenting a meaningful comparison, as stated above, the year ended June 30, 1995 includes both: (i) results of the Operating Company's predecessor (Florists' Transworld Delivery Association) for the period prior to the acquisition on December 19, 1994; and
(ii) the results of the Company for the  year ended June 30, 1995.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

          Revenue decreased by $5.6 million, or 3.3%, to $166.3 million for the year ended June 30, 1996, compared to $171.9 million for the year ended June 30, 1995. The decline in revenue was partly due to the elimination of $2.7 million in revenue from trade association activities in the prior comparable period which, since the Acquisition, have no longer been conducted by the Company. The balance of the decline in revenue was the net result of decreases in Marketplace and Clearinghouse, partially offset by Mercury Network and Other revenue.

          Marketplace revenue decreased by $6.1 million, or 9.5%, to $57.9 million for the year ended June 30, 1996 compared to $64.0 million for the year ended June 30, 1995. The decrease from the prior year was the result of lower sales of holiday, seasonal and non-branded everyday containers. This was partially offset by increased sales of the expanded perishables product line and FTD branded everyday products. Marketplace revenue was 34.8% and 37.3% of total revenue for the years ended June 30, 1996 and 1995, respectively.

          Clearinghouse revenue decreased by $3.7 million, or 9.2%, to $37.1 million for the year ended June 30, 1996 from $40.8 million for the year ended June 30, 1995. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.1% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the general decline in the market share of retail florists. Clearinghouse revenue was 22.3% and 23.8% of total revenue for the years ended June 30, 1996 and 1995, respectively.

          Mercury Network revenue increased by $2.6 million, or 8.4%, to $34.1 million for the year ended June 30, 1996 from $31.5 million for the year ended June 30, 1995. An increase in terminal leasing revenue, order transmission income and equipment sales were the major factors in the revenue increase. Mercury Network revenue was 20.5% and 18.3% of total revenue for the years ended June 30, 1996 and 1995, respectively.

          Excluding the trade association related revenues from the prior year discussed above, Other revenue experienced a net increase of $4.3 million, or 13.1%, to $37.1 million for the year ended June 30, 1996 from $32.8 million for the year ended June 30, 1995. This increase was primarily due to growth in the order volume of the Direct Access business and in the volume of listings in the FTD Directory. Other revenue was 22.4% and 20.6% of total revenue for the year ended June 30, 1996 and 1995, respectively.

          The cost of goods sold and services provided decreased by $3.3 million, or 3.1%, to $104.4 million for the year ended June 30, 1996 from $107.7 million for the year ended June 30, 1995. The decrease in cost of goods sold and services provided is primarily due to a $6.2 million reduction in costs for products and distribution related to the lower Marketplace sales volume and a $1.8 million decrease due to lower costs of member programs which have not been conducted by the Company since the Acquisition. Offsetting these decreases was a depreciation expense increase of $1.1 million from the prior year primarily due to computer hardware and software acquisitions. Other offsetting cost increases resulted from the increase in Direct Access order volume, additional FTD Directory costs, field service costs and Mercury Network product and other costs. As a percentage of revenue, cost of goods sold and services provided remained relatively constant, with an increase to 62.8% for the year ended June 30, 1996 from 62.7% for the year ended June 30, 1995.

          Selling, general and administrative expenses decreased by $.9 million, or 1.5%, to $58.4 million for the year ended June 30, 1996 from $59.3 million for the year ended June 30, 1995. Several factors contributed to the net decrease: (i) non-recurring Acquisition related costs of $4.1 million were incurred by the Company during the year ended June 30, 1995; (ii) the elimination of approximately $1.3 million in costs of certain trade association activities in fiscal 1995 which, since the Acquisition, have not been conducted by the Company; (iii) various overhead reductions of $0.8 million affecting promotional costs; (iv) advertising activities related to the Company's member incentive program which was implemented during the year ended June 30, 1996 which amounted to $4.7 million; and (v) amortization of goodwill and other intangibles increased by $1.8 million for the year ended June 30, 1996 from the prior comparable period which included a partial year of amortization. Selling, general and administrative expenses increased, as a percent of revenue, to 35.1% from 34.5% for the year ended June 30, 1996 compared to the comparable period in 1995.

          Interest income for the years ended June 30, 1996 and 1995 was $1.4 million and $2.8 million, respectively. The decrease is attributable to lower average invested cash due to cash utilized to effect the Acquisition. Interest expense for the year ended June 30, 1996 was $13.5 million as compared to $8.7 million in the prior year. The increase of $4.8 million resulted from a full year of interest on the debt in fiscal 1996 versus a partial year of interest on the debt in fiscal 1995. See "-Liquidity and Capital Resources."

          Income taxes for the year ended June 30, 1996 reflect a benefit of $1.8 million compared to an expense of $1.1 million for the comparable period in the prior year. The expense in the prior year was due to the Operating Company's conversion from a cooperative association to a for-profit corporation on December 19, 1994, the date of the Acquisition, resulting in recognition of primarily deferred tax expense for the period from December 19, 1994 through June 30, 1995. Income tax expense prior to December 19, 1994 was entirely related to the Old Association's Canadian operations. The tax benefit for the year ended June 30, 1996 represents the amount of deferred tax benefit recognized as a result of the pretax loss incurred for the year.

          As a result of the factors described above, a net loss of $6.7 million resulted for the year ended June 30, 1996, an increase of $4.6 million from a net loss of $2.1 million for the year ended June 30, 1995. The change is primarily attributable to increases in interest expense, goodwill and other intangibles amortization and an offsetting tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

          Interest payments on the Notes and interest and principal payments on obligations under the Bank Credit Agreement represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Agreement consist of a $45.0 million term loan facility and a $25.0 million revolving credit facility to finance working capital and letter of credit needs. FTD has repaid $6.2 million of the term loans through June 30, 1996 and is required to repay principal amounts of $8.5 million in fiscal 1997, $11.4 million in fiscal 1998, $12.4 million in fiscal 1999 and $6.5 million in fiscal 2000. Loans then outstanding under the revolving credit facility will mature on the fifth anniversary of the initial borrowings under the Bank Credit Agreement. Under the terms of the Bank Credit Agreement, borrowings under the revolving credit facility are required to be reduced to zero for 30 consecutive days in each annual period. None of the $25.0 million revolving credit facility available under the Bank Credit Agreement was borrowed from the date of Acquisition through June 30, 1996. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the revolving credit facility, will be sufficient to fund operations, including planned capital expenditures, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Agreement.

          In addition to its debt service obligations, FTD's remaining liquidity demands will be primarily for capital expenditures and working capital needs. In the fiscal years ended June 30, 1995 and 1996, FTD's capital expenditures were $4.5 million and $5.0 million, respectively, related primarily to the upgrade of its Mercury Network communications facilities through the purchase of its new Mercury 3000 terminals that are leased to FTD members. FTD's expected capital expenditures for fiscal 1997 are estimated to increase approximately 20% over fiscal 1996 and will primarily be used for upgrading internal customer service and information systems and the Mercury Network. The Company believes that cash flow from operations, together with borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and working capital needs.

          The Bank Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on the declaration or payment of any dividend or making of any distribution by the Company on shares of its common stock.

          For the year ended June 30, 1996, cash flow reflected a net increase in cash of $2.1 million, compared to a $22.0 million decrease in cash, excluding consideration of cash acquired in the Acquisition of $46.6 million, for the year ended June 30, 1995. The decrease in cash for the year ended June 30, 1995 was primarily attributable to cash used to effect the Acquisition.

          Cash provided by operating activities was $11.1 million for the year ended June 30, 1996 compared to cash used of $1.3 million for the year ended June 30, 1995. Factors contributing to this change in cash flow were: (i) reductions in accounts payable during the year ended June 30, 1995 due to payment of obligations assumed during the Acquisition; (ii) payment of certain incentive program obligations to FTD members under the terms of the Merger Agreement in the year ended

June 30, 1995 and the introduction of an expanded member incentive program which increased these liabilities in the year ended June 30, 1996; and (iii) net income before depreciation and amortization which decreased to $8.9 million for the year ended June 30, 1996 from $10.0 million for the year ended June 30, 1995 primarily due to lower income from operations.

          Cash used in investing activities was $5.0 million for the year ended June 30, 1996 compared to $111.3 million, excluding cash acquired in the Acquisition of $46.6 million, for the year ended June 30, 1995. In 1996, the cash used in investing activities consisted entirely of capital expenditures. The cash used in the year ended June 30, 1995 reflects the cash utilized to effect the Acquisition.

          Cash used in financing activities was $4.0 million for the year ended June 30, 1996 compared to cash provided of $90.6 million for the year ended June 30, 1995. The net cash used in the year ended June 30, 1996 reflects payment of principal on the term loans, proceeds from the stock offering to FTD members which was consummated in September 1995 (the "Member Offering") and cash used to repurchase stock from the principal stockholders for the Member Offering. Cash provided in the year ended June 30, 1995 reflects the receipt of proceeds from the sale of the Notes and the term loans under the Bank Credit Agreement and the repayment of debt of the Old Association.

          During the fourth quarter of fiscal 1996, 90,000 warrants outstanding were exercised for 1,125,000 shares of class B common stock, par value $.0005 per share of FTD Corporation. Shares of class B common stock are convertible into class A common stock, par value $.01 per share of FTD Corporation, on a one-to-one basis at any time at the option of the holders thereof, provided that shares of class B common stock originally issued to a bank holding company or an affiliate of a bank holding company shall be converted into shares of class A common stock by the original holder or any direct or indirect transferee thereof only upon the occurrence of certain conversion events.

          In September 1996, based on a preliminary study of the Company's defined benefit pension plan, the Company anticipates that it will freeze benefits under the plan effective December 31, 1996. The Company expects to replace benefits under the current pension plan with a program which partially matches employees' contributions to a 401(k) program. While the impact of this change has not been fully determined, it is anticipated that implementation of the new plan will: (i) reduce operating expenses; (ii) reduce accrued pension obligations; and (iii) reduce cash payments required to fund the retirement benefit plan.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required by this item are set forth on pages F-1 through F-20 and the related schedule is set forth on page F-22.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

          During the year ended June 30, 1996, there were no disagreements with KPMG Peat

Marwick LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals are the current directors and executive officers of FTD Corporation. All directors are elected annually to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. All executive officers of FTD serve at the pleasure of the Board of Directors of FTD.


Name                      Age               Position
- -------------------       ---  ----------------------------------------------------------------------------------------------
Richard C. Perry           41    Chairman of the Board of Directors

Margaret C. Whitman        40    President and Chief Executive Officer and Director

Douglas L. Hagemann        59    Director of Finance and Treasurer

William P. Phelan          40    Vice President Technology Business -  Florists' Transworld Delivery, Inc., and Director

Scott D. Levin             34    Vice President and Secretary

Rock A. Davis              41    Vice President Direct Access - Florists' Transworld Delivery, Inc.

Louis E. Nagy, Jr.         41    Vice President Marketing and Product -  Florists' Transworld Delivery, Inc.

Diane E. Forese            30    Vice President Product Design, Sourcing and New Business
                                 Development -  Florists' Transworld Delivery, Inc.

Scott M. Hyde              34    Vice President Sales -  Florists' Transworld Delivery, Inc.

Robert W. Collins, Jr.     42    Vice President Human Resources - Florists' Transworld
                                 Delivery, Inc.

Veronica K. Ho             36    Vice President and Director

Gary K. Silberberg         36    Director

Marc B. Wolpow             38    Director

Alexander Troy             37    Director

Tiffany Faircloth          27    Director

Geoffrey Rehnert           39    Director

     The principal stockholders of FTD Corporation are Perry Acquisition Partners L.P. ("Perry"), a group of five investment funds (the "Bain Funds") controlled by Bain Capital, Inc. ("Bain"), and three investment funds (the "Fleet Funds") controlled by Fleet Financial Group, Inc. ("FFG"), employees of FFG subsidiaries or an entity controlled by an affiliate of an FFG subsidiary. Perry, the Bain Funds and the Fleet Funds are collectively referred to herein as the "Sponsors".

     FTD Corporation and the Sponsors have entered into a stockholders' agreement, dated December 19, 1994 (the "Stockholders' Agreement"), which provides, among other things, for the composition of the Board of Directors of FTD Corporation. The Board of Directors of FTD Corporation consists of nine directors, of which Perry is entitled to nominate six and the Bain Funds are entitled to nominate three. Each of the Sponsors has agreed to take all actions necessary, including voting all of the securities owned by it, to cause such nominees to be elected to the Board of Directors of FTD Corporation.

     Mr. Perry, Ms. Whitman, Ms. Ho, Mr. Silberberg, Ms. Faircloth and Mr. Troy were elected to the Board of Directors as designees of Perry. Mr. Phelan, Mr. Wolpow and Mr. Rehnert were elected to the Board of Directors as designees of the Bain Funds.


     Directors' Fees. Directors of FTD Corporation will not receive any fees in connection with their service as members of the Board of Directors. All directors are reimbursed for the reasonable expenses incurred in connection with each meeting attended.

     Set forth below is certain biographical information about each of the Company's directors and executive officers:

RICHARD C. PERRY

     Chairman of the Board of Directors

     Mr. Perry has been Chairman of the Board of Directors of FTD Corporation since December 1994. Mr. Perry is also Chairman of the Board of Directors of the Operating Company. Mr. Perry is the President and founder of Perry Corp., a private money management firm. Prior to forming Perry Corp. in 1988, Mr. Perry was with Goldman, Sachs & Co. where he was involved in developing and implementing investment strategies in the trading and arbitrage area. Mr. Perry is an Adjunct Associate Professor at the New York University Stern School of Business Administration, where he has taught a course in Domestic Arbitrage since 1984. He is also a director of Radio & Records, Inc. and a trustee of the Allen Stevenson School and the New York Advisory Board of Facing History and Ourselves. Mr. Perry received a B.S. from the Wharton School of the University of Pennsylvania in 1977 and an M.B.A. from New York University Graduate School of Business Administration in 1980.

MARGARET C. WHITMAN

     President and Chief Executive Officer and Director

     Ms. Whitman was appointed President and Chief Executive Officer of FTD Corporation in April 1995 and has been a Director of FTD Corporation since June 1995. Ms. Whitman is also President and Chief Executive Officer and a Director
of the Operating Company.   Prior to joining the Company,  Ms. Whitman was
President, Stride Rite Division at The Stride Rite Corporation, a casual footwear manufacturer, from February 1994 to February 1995, Executive Vice President, Keds Division, from August 1993 to February 1994, Vice President, Product and Marketing, Keds Division, from February 1993 to August 1993 and Vice President, Strategic Planning, from October 1992 to February 1993. Prior to joining Stride Rite Corporation, Ms. Whitman was Senior Vice President, Marketing--Consumer Products Division at The Walt Disney Company, a diversified entertainment corporation, from May 1991 to October 1992 and Vice President,
Strategic Planning from May 1989 to May 1991.   Ms. Whitman received a B.A. in
Economics from Princeton University in 1977 and an M.B.A. from the Harvard Graduate School of Business Administration in 1979.

DOUGLAS L. HAGEMANN

     Director of Finance and Treasurer

     Mr. Hagemann was appointed Director of Finance of FTD Corporation in April 1995 and Treasurer in September 1996. Mr. Hagemann is also Vice President Finance and Stockholder Relations of the Operating Company. Prior thereto, Mr. Hagemann was the Director of Finance of the Old Association and, following the Acquisition, the Company, since 1981. He is responsible for finance functions and for providing management with financial information for strategic planning and general stockholder relations. Mr. Hagemann received a B.S. in Accounting from Ferris State University.

WILLIAM P. PHELAN

     Vice President Technology Business - Florists' Transworld Delivery, Inc., and Director

     Mr. Phelan has been a member of the Board of Directors of FTD Corporation since June 1995 and joined the Operating Company as Vice President Technology Business in February 1996. Mr. Phelan is also a Director of the Operating Company. Mr. Phelan has been President of Chatham Capital Management, Inc., a private equity capital firm, since January 1995. Mr. Phelan has also been a limited partner in Fleet Equity Partners, a private equity capital firm, since January 1995. From January 1992 through December 1994, Mr. Phelan was a partner in Fleet Equity Partners. From 1988 through December 1991, Mr. Phelan was a Senior Vice President at Cowen & Company, an investment banking firm specializing in healthcare and technology-related investment banking. He is a member of the Board of Directors of Cryenco Sciences, Inc. Mr. Phelan received a B.B.A. in Accounting from Siena College in 1978 and his M.S. in Taxation from City College of New York in 1983.

SCOTT D. LEVIN

     Vice President and Secretary

     Mr. Levin joined FTD Corporation as Vice President and Secretary in May 1996. Mr. Levin is also Vice President, General Counsel and Secretary of the Operating Company. Prior to joining the Company, Mr. Levin practiced law with Schulte Roth & Zabel specializing in corporate and securities transactions from April 1989 to April 1996. Mr. Levin received a B.A. in Political Science and Philosophy from Boston College in 1984 and a J.D. from The National Law Center of the George Washington University in 1987.

ROCK A. DAVIS

     Vice President Direct Access - Florists' Transworld Delivery, Inc.

     Mr. Davis joined the Operating Company as Vice President Direct Access in April 1995. Previously, Mr. Davis was Senior Vice President of The Signature Group, a consumer credit marketing company, from June 1982 to July 1994. His responsibilities included sales and marketing for all third party clients and customer service operations. Prior to joining The Signature Group, Mr. Davis was in the Audit Division of Arthur Andersen & Company. Mr. Davis received a B.S. in General Management from Purdue University in 1977 and a Masters of Management from Northwestern University in 1986. Mr. Davis is also a Certified Public Accountant.

LOUIS E. NAGY, JR.

     Vice President Marketing and Product -  Florists' Transworld Delivery,
     Inc.

     Mr. Nagy joined the Operating Company as Vice President Marketing and Product in March 1995. Prior to that time, from June 1989 to March 1995, Mr. Nagy was Vice President, Marketing at Stride Rite Children's Group, Inc., a division of Stride Rite Corporation, where his responsibilities included brand and retail marketing initiatives, and product marketing strategies. Mr. Nagy received a B.S. in Marketing from Central Connecticut State College in 1977.

DIANE E. FORESE

     Vice President Product Design, Sourcing and New Business Development - Florists' Transworld Delivery, Inc.

     Ms. Forese joined the Operating Company as Vice President Product Design, Sourcing and New Business Development in August 1995. Before joining the Operating Company, Ms. Forese was Director, Strategic Planning and Acquisitions of The Stride Rite Corporation from 1994 to 1995. From 1993 through 1994, Ms. Forese was the Director Women's Keds Category of The Stride Rite Corporation - Keds Division. From 1992 to 1993, Ms. Forese was Product Manager - Women's Keds at The Stride Rite Corporation - Keds Division. From 1988 through 1990, Ms. Forese specialized in Mergers and Acquisitions at Goldman, Sachs & Company. Ms. Forese received a degree in Civil Engineering and Management Systems from Princeton University in 1988 and an M.B.A. from Harvard Graduate School of Business Administration in 1992.


SCOTT M. HYDE

     Vice President Sales - Florists' Transworld Delivery, Inc.

     Mr. Hyde joined the Operating Company as Vice President Sales in December 1995. From 1994 through December 1995, Mr. Hyde was the U.S. Communications Industry Field Marketing Manager at the Hewlett-Packard Company, an electronic products company. From 1986 to 1994, Mr. Hyde was a Field Sales Engineer with the Hewlett-Packard Company. Mr. Hyde received a B.S. in Electrical Engineering from Northeastern in 1986 and a graduate degree in business administration from Harvard Graduate School of Business Administration in 1991.

ROBERT W. COLLINS, JR.

     Vice President Human Resources - Florists' Transworld Delivery, Inc.

     Mr. Collins joined the Operating Company as Vice President Human Resources in July 1996. Prior to joining the Operating Company, Mr. Collins was Vice President Human Resources at Holson Burnes Group, a distributor of picture frames and photo albums, from 1993 until 1996. From 1992 through July 1993, Mr. Collins served as Director of Human Resources at Holson Burnes Group. From March 1989 through August 1992 Mr. Collins served as Manager of Human Resources at Crystal Brands Jewelry Group's Sales, Marketing and Product Development Division. Mr. Collins received a B.S. in Business from University of Massachusetts Boston in 1976.

VERONICA K. HO

     Vice President and Director

     Ms. Ho has been a Vice President and member of the Board of Directors of FTD Corporation since December 1994. Ms. Ho is a member of the Board of Directors of the Operating Company. Ms. Ho is a Managing Director of Perry Corp. Before joining Perry Corp. in April 1993, Ms. Ho was Chief Financial Officer of Whitehall Corporation, a producer of defense, electronics, and technology systems, from April 1991 to March 1993. From 1986 to 1991, she was with several private merchant banking firms specializing in management buyouts.
Ms. Ho is also a   member of the Board of Directors of Radio & Records, Inc.
and the New York Advisory Board of Facing History and Ourselves. She received a B.A. from Brown University in Economics and Applied Mathematics in 1982 and an M.B.A. from the Harvard Graduate School of Business Administration in 1986. Ms. Ho is married to Mr. Silberberg.

GARY K. SILBERBERG

     Director

     Mr. Silberberg has been a member of the Board of Directors of FTD Corporation since December 1994. Mr. Silberberg is a member of the Board of Directors of the Operating Company. Mr. Silberberg is a Managing Director of Perry Corp. Prior to joining Perry Corp. in April 1994, Mr. Silberberg was a principal of Baker Ne Investments, where he managed an investment portfolio for seven years. Before that time, Mr. Silberberg practiced corporate law with Sadden, Arps, Slate, Meagher & Flom, where he worked on a variety of transactions, including strategic mergers and restructurings. Mr. Silberberg received an Sc.B. in Economics and Applied Mathematics from Brown University in 1982 and a J.D. from Yale Law School in 1985. Mr. Silberberg is married to Ms. Ho.

MARC B. WOLPOW

     Director

     Mr. Wolpow has been a Director of FTD Corporation since December 1994. Mr. Wolpow has been a Managing Director of Bain since January 1993 and was a Principal of Bain Venture Capital from May 1990 through December 1992. From 1986 to February 1990, Mr. Wolpow was a Vice President in the corporate finance department of Drexel Burnham Lambert, Incorporated. Mr. Wolpow is a Director of the Operating Company, The Holson Burnes Group, Inc. and Waters, Inc. Mr. Wolpow received a B.S. from the Wharton School of the University of Pennsylvania, an M.B.A. from the Harvard Graduate School of Business Administration and a J.D. from Harvard Law School.

ALEXANDER TROY

     Director

     Mr. Troy has been a member of the Board of Directors of FTD Corporation since December 1994. Mr. Troy has been a Managing Director of Perry Corp. since 1991. Mr. Troy received a B.A. in Economics from Yale University in 1981 and a J.D. from Harvard Law School in 1984.

TIFFANY FAIRCLOTH

     Director

     Ms. Faircloth was elected to the Board of Directors of FTD Corporation in July 1996. Since 1995, Ms. Faircloth has been an associate at Perry Corp.
From September 1991 to July 1993, Ms. Faircloth was an Investment Banking Analyst at Salomon Brothers Inc., an investment banking firm. Ms. Faircloth received a B.S. in Finance and Accounting from Georgetown University in 1991 and an M.B.A. from the Harvard Graduate School of Business Administration in 1995.

GEOFFREY REHNERT

     Director

     Mr. Rehnert has been a member of the Board of Directors of FTD Corporation since May 1996. Mr. Rehnert has been a General Partner and Managing Director of Bain since 1986. He is a director of ICON Health & Fitness, Inc., FTD Holdings, Inc., Gilbert Engineering, GT Bicycles, Inc., Nutraceutical Corp., Miltex, Inc., General Sportcraft, Ltd., Kollmorgen Corporation, U.S. Order, and World Corporation. Mr. Rehnert received a B.A. from Duke University and a J.D. from the Stanford Law School.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the Company's last two fiscal years, the compensation of those persons who were, at June 30, 1996, the chief executive officer and the other four most highly compensated executive officers of the Company (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE



                                                Annual Compensation                       Long-Term Compensation
                                                -------------------                       ----------------------

                                                                                                 Awards
                                                                                             -------------

                                                                                                           All Other
                                                                                         Securities         Compen-
                                                                                         Underlying          sation
Name and Principal Position                     Year         Salary      Bonus           Options (#)           ($)
- ---------------------------                     ----         -------     -----           -----------       ---------
Margaret C. Whitman                              1996        $258,038            --               --            $100,517(1)
  President and Chief Executive Officer          1995          85,600      $100,000          255,000               7,018(2)

Douglas L. Hagemann                              1996         149,730            --               --               2,859(3)
  Director of Finance and Treasurer              1995         144,422        16,500               --              17,136(4)

Rock A. Davis
  Vice President Direct Access - Florists'       1996         125,288         6,000           30,000               2,693(3)
  Transworld Delivery, Inc.                      1995           2,404        11,000               --                  52(3)

Louis E. Nagy, Jr
  Vice President Marketing and Product           1996         125,192            --           30,000              14,246(5)
  - Florists' Transworld Delivery, Inc.          1995          40,866        17,500               --                 777(3)

Paul A. Luck(6)
  Former Vice President and Chief Financial      1996         150,000            --            30,000              2,887(3)
  Officer - Florists' Transworld Delivery, Inc.  1995           8,653            --                --                167(3)


______________________

(1) Reflects $3,461 for flexible dollars for use in connection with FTD's benefit plans and $97,056 for the forgiveness of debt used to purchase shares of FTD Corporation stock.

(2) Reflects $1,370 for flexible dollars for use in connection with FTD's benefit plans and $5,648 for the forgiveness of debt used to purchase shares of FTD Corporation stock.

(3) Represents flexible dollars for use in connection with FTD's benefit plans.

(4) Reflects $14,327 for Universal life Insurance and $2,809 for flexible dollars for use in connection with FTD's benefit plans.

(5) Reflects $2,963 for flexible dollars for use in connection with FTD's benefit plans and $11,553 for moving expenses.

(6) Mr. Luck was Vice President and Chief Financial Officer from June 1995 until his resignation effective August 31, 1996.

     The following table sets forth individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 1996. Options are exercisable for Class A Common Stock, par value $.01 per share, of FTD Corporation.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                            Potential Realizable
                                                                             Value at Assumed
                                                                             Annual Rates of Stock
                                                                             Price Appreciation for
                              Individual Grants                                  Option Term
                    ------------------------------------                    ------------------------

                    Number of       Percent of
                    Securities     Total Options  Exercise
                    Underlying      Granted to    or Base
                     Options       Employees in   Price
    Name            Granted(#)(1)   Fiscal Year   ($/Sh)    Expiration Date  5%($)        10%($)
- -------------       ---------      -----------    ------    -------------    -----        -----

Rock A. Davis        15,000         8.57%          $5.35     July 7, 2005    $94,274      $185,019

                     15,000         8.57%         $21.40     July 7, 2005      -            -



Louis E. Nagy, Jr.   15,000         8.57%          $5.35     July 7, 2005    $94,274      $185,019

                     15,000         8.57%         $21.40     July 7, 2005       -           -


Paul A. Luck(2)      15,000         8.57%          $5.35       -                -           -

                     15,000         8.57%         $21.40       -                -           -

(1) Options granted under the FTD Corporation 1994 Stock Award and Incentive Plan. Such options vest and become exercisable in four equal, cumulative installments commencing February 25, 1997 for Mr. Nagy and April 1, 1997 for Mr. Davis.

(2) All of the options granted to Mr. Luck were forfeited upon the effective date of Mr. Luck's resignation as Vice President and Chief Financial Officer on August 31, 1996.

     The following table sets forth the June 30, 1996 aggregate value of unexercised options held by each of the Named Officers.

                         FISCAL YEAR-END OPTION VALUES



                              Number of Securities      Value
                                 Underlying          of Unexercised
                                 Unexercised         In-the-Money
                               Options at Fiscal    Options at Fiscal
                                 Year-End            Year-End ($)
                               (#) Exercisable/       Exercisable/
         Name                   Unexercisable        Unexercisable (1)
         -------------------  --------------------  ------------------
         Margaret C. Whitman    51,000/204,000      $71,145/$284,580

         Rock A. Davis             0/30,000           $0/$32,250

         Louis E. Nagy, Jr.        0/30,000           $0/$32,250

         Paul A. Luck (2)          0/30,000           $0/$32,250

________________

(1) Because no established public trading market exists for the underlying securities, fiscal year-end option values were based on an assumed stock price of $7.50 per share, which price is currently used by FTD for purposes of granting additional options under the FTD Corporation 1994 Stock Award and Incentive Plan. There can be no assurance that such price per share represents the actual fair market value of a share.

(2) All of the options granted to Mr. Luck were forfeited upon the effective date of Mr. Luck's resignation as Vice President and Chief
     Financial Officer on August 31, 1996.

No options were exercised during the fiscal year ended June 30, 1996.

     Pension Plan. The following table shows the estimated annual pension benefits payable to a covered participant upon normal retirement at age 65 under the Company's qualified defined benefit pension plan (the "Pension Plan"), based on the remuneration that is covered under the Pension Plan and years of service with the Company and its subsidiaries:


                             Years of Service
                  ------------------------------------------
Renumeration       5      10      15      20      25      30
- ------------      --      --      --      --      --      --
    $ 50,000   4,150   8,300  12,450  16,600  20,750  24,900
      60,000   5,025  10,050  15,075  20,100  25,125  30,150
      70,000   5,900  11,800  17,700  23,600  29,500  35,400
      80,000   6,775  13,550  20,325  27,100  33,875  40,650
      90,000   7,650  15,300  22,950  30,600  38,250  45,900
     100,000   8,625  17,050  25,575  34,100  42,625  51,150
     110,000   9,400  18,800  28,200  37,600  47,000  56,400
     120,000  10,275  20,550  30,825  41,100  51,375  61,650
     130,000  11,150  22,300  33,450  44,600  55,750  66,900
     140,000  12,025  24,050  36,075  48,100  60,125  72,150
     150,000  12,900  25,600  38,700  51,600  64,500  77,400
       to
     270,000


     The Pension Plan covers all employees who receive a regular stated salary and who do not work a varied schedule for purposes of meeting the peak demand requirements of the Company's business (provisional employees).

     Pension Plan benefits as shown above, are calculated based upon total years of services to a maximum of 30 years and the average of the five highest consecutive calendar years' salary, bonus and certain elements of other compensation and assume that participants have contributed all years to the Tax Deferred Account-Mandatory under the Company's 401(k) Retirement Savings Plan. The annual pension benefits shown are computed as a straight life annuity with ten years certain period beginning at age 65, and assume that participants will transfer the balance of the Tax Deferred Account-Mandatory from the 401(k) Retirement Savings Plan to the Pension Plan. The amounts paid under the Pension Plan are not offset by any social security payments. Covered compensation and the estimated years of service for each of the Named Officers as of December 31, 1995 is as follows: Ms. Whitman, $319,936, .90 years; Mr. Hagemann, $163,578, 14.85 years; Mr. Davis, $102,145, .75 years; Mr. Nagy,
$117,944, .82 years; and Mr. Luck, $80,217, .55 years. Mr. Hagemann is the only Named Officer eligible to receive benefits under the Pension Plan. Mr. Luck resigned from the Company prior to his becoming eligible to receive benefits under the Pension Plan.

     Whitman Employment Agreement. FTD Corporation and the Operating Company have entered into an employment agreement, dated as of March 31, 1995 (the "Whitman Employment Agreement"), with Ms. Whitman to serve as President and Chief Executive Officer of the Operating Company. The term of the Whitman Employment Agreement expires on June 30, 2000, subject to automatic annual renewals thereafter. The Whitman Employment Agreement provides for an initial base salary of $250,000 per year plus an annual bonus based on performance criteria to be established by the Company's Board of Directors.

     Pursuant to the Whitman Employment Agreement, Ms. Whitman purchased 127,500 shares of FTD Corporation class A common stock, par value $.01 per share (the "Class A Common Stock") on April 25, 1995 at a price of $4.71 per share. One hundred thousand dollars of such purchase price was financed by means of a one-year, interest-free loan from FTD Corporation (the "Whitman Note"). The Whitman Note was forgiven in its entirety in accordance with its terms as of June 30, 1996. In addition, $150,000 of such purchase price was financed by means of an interest bearing, recourse note (the "Short-Term Note"). The Short-Term Note bears interest at 9% per annum. At August 31, 1996, $105,229 in principal and interest was outstanding from the Short-Term Note. The shares acquired by Ms. Whitman are subject to certain restrictions on transfer. The Whitman Employment Agreement also provided for the issuance to Ms. Whitman of options (the "Options") to purchase, (i) at an exercise price equal to $4.71 per share, 127,500 shares of Class A Common Stock and (ii) at an exercise price of $18.84 per share, 127,500 shares of Class A Common Stock, which vest and become exercisable in five equal annual installments, commencing March, 1996.

     The Whitman Employment Agreement may be terminated by the Company at any time prior to June 30, 2000. If, however, the Company terminates the Whitman Employment Agreement other than for Cause (as defined in the Whitman Employment Agreement), or, if Ms. Whitman terminates the Whitman Employment Agreement for Good Reason (as defined in the Whitman Employment Agreement) the Company will be obligated to pay Ms. Whitman severance compensation equal to minimum of eighteen months' base salary or, if certain performance criteria have been met, up to a maximum of thirty-six months' base salary. In the event of a Change of Control (as defined in the Whitman Employment Agreement) of FTD Corporation's stockholders, under certain conditions, the Options shall become fully vested and immediately exercisable.

     Severance Arrangement. The Company has agreed with Mr. Hagemann that he will be entitled to receive, among other things, salary continuation for a period of 18 months if his employment with the Company were terminated by the Company for any reason other than cause (as defined in the Merger Agreement). In no event will such benefits be paid beyond age 65. Mr.
Hagemann's severance benefit currently would equal approximately $224,600.

         Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Board of Directors of FTD Corporation, which was established April 25, 1995 and is charged with administering FTD Corporation's 1994 Stock Award and Incentive Plan (under which the Company's employees are eligible to receive stock options and other awards), is comprised of Mr. Perry and Mr. Wolpow. As more fully described in Item 13, Mr. Perry and Mr. Wolpow will receive indirectly a portion of the management fees payable by FTD under the Management Consulting Services Agreement (as defined), to affiliates of the Sponsors as a result of their ownership interest in or other relationship with such entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the ownership of FTD Corporation common stock as of September 25, 1996, by: (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of Class A Common Stock; (ii) each director and each of the Named Officers owning equity securities of FTD Corporation; and (iii) all executive officers and directors of the Company as a group. To the knowledge of the Company, each of such stockholders has sole voting and dispositive power as to the shares beneficially owned unless otherwise noted.


                                            Class A               Class B          Percent
                                          Common Stock         Common Stock           of
                                          ------------          (nonvoting)        Total
                                       Number of   Percent  Number of  Percent     Voting
                                        Shares     of Class   Shares  of Class      Power
                                       ---------   --------  --------  --------   -------

Perry                                  3,729,431     60.54          -        -    60.54
    599 Lexington Avenue
    New York, NY  10022

Bain Funds                             1,339,808     21.75          -        -    21.75
    Two Copley Plaza
    Boston, MA  02116

Richard Perry(1)                       3,729,431     60.54          -        -    60.54

Marc B. Wolpow(2)                      1,339,808     21.75                        21.75

William P. Phelan(3)                      13,247         *     25,625    1.64%        *

Geoffrey Rehnert(2)                    1,339,808     21.75          -        -    21.75

Margaret Whitman(4)                      167,618      1.89          -        -     1.89

Rock A. Davis(5)                           5,000         *          -        -        *

Louis E. Nagy(5)                           5,000         *          -        -        *

All executive officers and
  directors of FTD as a group          5,286,549     84.76     25.625     1.64    84.76
  (16 people) (6)

_____________
* Represents less than 1%

(1) The address of Mr. Perry is c/o the Company, 29200 Northwestern Highway, Southfield Michigan 48034. Significantly all of the shares shown are held by Perry. Mr. Perry has a controlling interest in Perry Investors, L.L.C., the general partner of Perry. Accordingly, Mr. Perry may be deemed to have voting and dispositive power with respect to the shares held by Perry. Mr. Perry disclaims beneficial ownership of such shares.

(2) The address of Mr. Wolpow and Mr. Rehnert is c/o Bain Capital, Inc. Two Copley Place, Boston, Massachusetts 02116. All of the shares shown are owned by the Bain Funds. Mr. Wolpow and Mr. Rehnert are Managing Directors of Bain, which is a general partner of the Bain Funds. Accordingly, Mr. Wolpow and Mr. Rehnert may be deemed to share voting and dispositive power as to the shares held by the Bain Funds. Mr. Wolpow and Mr. Rehnert disclaim beneficial ownership of such shares. In addition, the other Managing Directors of Bain, Joshua Bekenstein, Edward Conrad, David Dominik, Paul Edgerley, Robert Gay, Adam Kirsch, Mark Nunnelly, Mitt Romney, Stephan Pagliuca and Robert White, may also be deemed to share voting and dispositive power as to, and also disclaim beneficial ownership of such shares.

(3) The address of Mr. Phelan is c/o the Company, 29200 Northwestern Highway, Southfield, Michigan 48034. All of the shares shown are owned by Turnberry Partners, L.P. Mr. Phelan is the President and sole stockholder of Chatham Capital Management, Inc., the general partner of Turnberry Partners, L.P.,and is deemed to have voting and dispositive power as to the shares held by Turnberry Partners, L.P.

(4)  The address of Ms. Whitman is c/o the Company, 29200 Northwestern
     Highway, Southfield, Michigan 48034. The shares beneficially owned by Ms. Whitman include 116,618 shares which were purchased by Ms. Whitman pursuant to the terms of the Whitman Employment Agreement and 51,000 shares issuable upon exercise of outstanding options which are currently exercisable. Such shares are subject to certain restrictions on transfer, and the Company and Ms. Whitman have agreed to enter into additional agreements setting forth appropriate "piggyback" registration rights and certain other rights and obligations with respect to such shares.

(5) The address of Mr. Davis and Mr. Nagy is c/o the Company, 29200 Northwestern Highway, Southfield, MI 48034. The shares issued to Mr. Davis and Mr. Nagy are subject to certain restrictions on transfer.

(6) Includes 51,000 shares issuable upon exercise of outstanding options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management Consulting Services Agreement. Parties related to each of the Sponsors have entered into an agreement for management consulting services (the "Management Consulting Services Agreement") with FTD Corporation pursuant to which they will make available to FTD management, financial and other
corporate advisory services.   Subject to certain limitations contained in the
Bank Credit Agreement and the Indenture with respect to the Notes, for each fiscal year of the Company ended after June 30, 1995, the Operating Company will pay dividends to FTD Corporation sufficient to allow FTD Corporation to pay such affiliates an annual fee of $400,000 per year plus an additional $1.6 million per year conditioned upon the achievement of certain levels of operating income, and reimbursement of reasonable out-of-pocket expenses. Subject to certain conditions, such fee will be shared by the parties thereto in proportion to their relative ownership interests in FTD Corporation. The Sponsors received $1.0 million for the year ended June 30, 1996.

     Certain directors of FTD Corporation will receive indirectly a portion of the management fee as a result of their ownership interest in or other relationship with the entities providing services to FTD. Mr. Wolpow and Mr. Rehnert, directors of FTD Corporation designated by the Bain Funds, are Managing Directors of Bain Capital, Inc. Mr. Phelan, a director of FTD Corporation designated by the Bain Funds, is entitled to receive a portion of the fees to be paid by the Company under the Management Consulting Services Agreement to Fleet Growth Resources, Inc. pursuant to an agreement with such entity, so long as Mr. Phelan remains a director of FTD Corporation. Mr. Perry, Ms. Ho, Mr. Troy and Mr. Silberberg, directors of FTD Corporation designated by Perry, have an interest in Perry Investors, LLC. Assuming the relative ownership interest among the Sponsors remains unchanged, Bain Capital, Inc., Fleet Growth Resources, Inc. and Perry Investors, LLC will be entitled to 23.33%, 11.67% and 65%, respectively, of the fees to be paid by the Company under the Management Consulting Services Agreement. The portion of such fee each of such directors will receive, if any, is discretionary.

     Stockholders' Agreement. Pursuant to the Stockholders' Agreement among the Company and the Sponsors, each of the Sponsors has agreed, among other things, (i) to vote its shares of common stock in order to elect and maintain a board of directors of FTD Corporation and each of its subsidiaries (including the Operating Company), which consists of a designated number of nominees of Perry and the Bain Funds and, in the case of FTD Corporation's subsidiaries, FTD Association nominees as well, (ii) that certain actions taken by the Company require the approval of two of the directors nominated by Perry and two of the directors nominated by the Bain Funds and (iii) to certain restrictions and to grant the other Sponsors certain rights with respect to the sale of its common stock of FTD Corporation.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

EXHIBITS

         The following exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings.


Exhibit
Number               Exhibit
- -------  ----------------------------------------------------------------------
3.1      Restated Certificate of Incorporation of the Registrant. (In-
         corporated by reference to Exhibit 3.1 of the Registrant's
         Registration Statement on Form S-1 (File No. 33-98250).)

3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form
         S-1 (File No. 33-91582).)

4.1      Indenture, dated as of December 1, 1994
         (the "Indenture"), by and between Florists' Transworld Delivery, Inc.
         and First Trust of New York, National Association, as Trustee. (In-corporated by reference to Exhibit 4.1 of the Florists'
         Transworld Delivery, Inc. Registration Statement on Form
         S-1 (File No. 33-88628).)

4.2 Supplemental Indenture, dated as of December 19, 1994 to the Indenture. (Incorporated by reference to Exhibit 4.3 of the Florists' Transworld Delivery, Inc. Registration State-ment on Form S-1 (File No. 33-88628).)

4.3 Form of Subscription Agreement among the Registrant and certain stockholders of the Registrant. (Incorporated by reference to Exhibit 4.3 of Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1
         (File No. 33-91582).)

10.1(a) Credit Agreement, dated as of December 19, 1994, among the Registrant, Florists' Transworld Delivery, Inc., the various lending institutions party thereto and Bankers Trust
         Company, as Agent. (Incorporated by reference to Exhibit 10.1 of the Florists' Transworld Delivery, Inc.
         Registration Statement on Form S-1 (File No. 33-88628).)

10.1(b)  First Amendment to Credit Agreement, dated as of
         August 30, 1995, among the Registrant, Florists' Transworld
         Delivery, Inc., the lending institutions party to the Credit Agreement and the Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.1(b) of the Florists' Transworld Delivery,
         Inc. Annual Report on Form 10-K for fiscal year ended
         June 30, 1995.)



Exhibit
Number               Exhibit
- -------  ----------------------------------------------------------------------


10.1(c)  Second Amendment to Credit Agreement, dated as of
         June 11, 1996, among the Registrant, Florists' Transworld
         Delivery, Inc., the lending institutions party to the Credit
         Agreement and Bankers Trust Company, as Agent. (In-corporated by reference to Exhibit I(d) of the Registrant's
         Registration Statement on Form 8-A, filed August 28, 1996.)

10.2 Pledge Agreement, dated December 1, 1994, by and among the Registrant, Florists' Transworld Delivery, Inc., FTD Holdings
         Incorporated, FTD Direct Access, Inc., Directory Advertising, Inc.
         and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.2 of the Florists' Transworld Delivery, Inc.
         Registration Statement on Form S-1 (File No. 33-88628).)


10.3 Security Agreement, dated December 19, 1994, by and among the Registrant, Florists' Transworld Delivery, Inc., certain subsidiaries of the Registrant and Bankers Trust
         Company, as Agent. (Incorporated by reference to Exhibit 10.3 of the Florists' Transworld Delivery, Inc.
         Registration Statement on Form S-1 (File No. 33-88628).)

10.4 Consultation Agreement and Covenant Not to Compete, dated as of August 2, 1994, by and between Florists' Transworld
         Delivery, Inc. and John A. Borden.  (Incorporated by reference to
         Exhibit 10.8 of the Florists' Transworld Delivery, Inc.
         Registration Statement on Form S-1 (File No 33-88628).)

10.5     Mutual Support Agreement, dated as of December 18,
         1994, by and between Florists' Transworld Delivery, Inc. and
         FTD Association. (Incorporated by reference to Exhibit 10.9 of the Florists' Transworld Delivery, Inc. Registration Statement on Form S-1 (File No, 3-88628).)

10.6     Trademark License Agreement, dated as of December 18,
         1994, by and between Florists' Transworld Delivery, Inc. and
         FTD Association. (Incorporated by reference to Exhibit 10.10 of the Florists' Transworld Delivery, Inc. Registration Statement on
         Form S-1 (File No. 33-88628).)


   Exhibit
   Number               Exhibit
   -------  -----------------------------------------------------------------
   10.7     Registration Rights Agreement, dated as of December 19,
            1994, among the Registrant, Florists' Transworld Delivery, Inc.,
            BT Securities Corporation and Montgomery Securities.
            (Incorporated by reference to Exhibit 10.11 of the Florists'
            Transworld Delivery, Inc. Registration Statement on
            Form S-1 (File No. 33-88628).)

   10.8     Tax Sharing Agreement, dated as of December 19, 1994,
            between the Registrant and Florists' Transworld Delivery, Inc.
            (Incorporated by reference to Exhibit 10.12 of the Florists'
            Transworld Delivery, Inc.   Registration Statement on
            Form S-1 (File No. 33-88628).)

   10.9     Employment Agreement, dated March 31, 1995, among
            Margaret C. Whitman, the Registrant and Florists' Transworld
            Delivery, Inc. (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1
            (File No. 33-91582).)

   10.10    Securityholders' and Registration Rights Agreement, dated as of
            December 19, 1994, among the Registrant, certain stockholders of the Registrant, BT Securities Corporation and Montgomery
            Securities. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (File No. 33-
            91582).)

   10.11 Stockholders' Agreement, dated as of December 19, 1994, among the Registrant and certain stockholders of the Registrant.
            (Incorporated by reference to Exhibit 10.13 of the Registrant's
            Registration Statement on Form S-1 (File No. 33-91582).)

   10.12    FTD Corporation 1994 Stock Award and Incentive Plan
            (Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on
            Form S-1 (File No. 33-91582).)



   Exhibit
   Number               Exhibit
   -------  -----------------------------------------------------------------
   11       Computation of Earnings Per Share.

   21.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant's Registration Statement on
            Form S-1 (File No. 33-91582).)

   27       Financial Data Schedule.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:



   Exhibit
   Number              Exhibit
   -------  ---------------------------------------------------

   10.4 Consultation Agreement and Covenant Not to Compete dated as of August 2, 1994, by and between Florists' Transworld Delivery, Inc. and John A. Borden.

   10.9 Employment Agreement, dated March 31, 1995, among Margaret C. Whitman, the Registrant and Florists' Transworld Delivery, Inc.

   10.12    FTD Corporation 1994 Stock Award and Incentive Plan.



REPORTS ON FORM 8-K

         No forms 8-K were filed by the Company during the fourth quarter of fiscal 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


         No annual report covering the registrant's last fiscal year has been sent to security-holders of the registrant.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FTD CORPORATION

                                        By: /s/ Margaret C. Whitman
                                           ---------------------------------
                                              Margaret C. Whitman
                                              President, Chief Executive
                                              Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


      Date                     Signature                                      Title
      ----                     ---------                                      -----
    9/25/96               /s/ Richard C. Perry                       Chairman of the Board of
                        ----------------------------------           Directors
                              Richard C. Perry

    9/25/96               /s/ Margaret C. Whitman                    President, Chief Executive
                        ----------------------------------           Officer and Director
                              Margaret C. Whitman

    9/25/96               /s/ Veronica K. Ho                         Vice President and Director
                        ----------------------------------
                              Veronica K. Ho

    9/25/96               /s/ Tiffany Faircloth                      Director
                        ----------------------------------
                              Tiffany Faircloth

    9/25/96               /s/ William P. Phelan                      Director
                        ----------------------------------
                              William P. Phelan

    9/25/96               /s/ Geoffrey Rehnert                       Director
                        ----------------------------------
                              Geoffrey Rehnert

    9/25/96               /s/ Gary K. Silberberg                     Director
                        -----------------------------------
                              Gary K. Silberberg

    9/25/96               /s/ Alexander Troy                         Director
                        ------------------------------------
                              Alexander Troy

    9/25/96               /s/ Marc B. Wolpow                         Director
                        -------------------------------------
                              Marc B. Wolpow

    9/25/96               /s/ Douglas L. Hagermann                   Director of Finance and Treasurer
                        -------------------------------------        (Principal Financial Officer and Principal
                              Douglas L. Hagermann                   Accounting Officer)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                          Page
                                                                                          ----
Independent Auditors' Report                                                              F - 2

Consolidated Statements of Financial Position as of June 30, 1996 and 1995                F - 3

Consolidated Financial Statements for the years ended June 30, 1996, and 1995:

     Statements of Operations                                                             F - 5

     Statements of Stockholders' Equity                                                   F - 6

     Statements of Cash Flows                                                             F - 7

Notes to Consolidated Financial Statements                                                F - 9

Independent Auditors' Report on Financial Statement Schedule                              F - 21

Schedule II - Valuation and Qualifying Accounts                                           F - 22

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                          Independent Auditors' Report



Board of Directors
FTD Corporation
Southfield, Michigan:


We have audited the accompanying consolidated statements of financial position of FTD Corporation and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTD Corporation and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                           KPMG PEAT MARWICK LLP



Detroit, Michigan
July 31, 1996

                                FTD CORPORATION
                 Consolidated Statements of Financial Position
                          As of June 30, 1996 and 1995



Assets                                                                                              1996                1995
                                                                                                ------------        -----------
Current assets:
     Cash and cash equivalents                                                                  $ 26,650,190         24,481,991
     Accounts receivable, less allowance for doubtful accounts ($1,412,000 in 1996 and
          $1,589,000 in 1995)                                                                     24,080,222         20,860,573
     Inventories, principally finished goods, net                                                 12,467,390         13,019,003
     Deferred income taxes                                                                         5,569,000          6,830,000
     Other current assets                                                                          1,717,334          1,558,984
                                                                                                ------------        -----------
                Total current assets                                                              70,484,136         66,750,551

Property and equipment:
     Land and improvements                                                                         2,500,000          2,500,000
     Building and improvements                                                                    13,168,949         12,682,199
     Mercury consoles                                                                             23,186,780         22,705,868
     Furniture and equipment                                                                      11,629,881         10,774,754
                                                                                                ------------        -----------
                Total                                                                             50,485,610         48,662,821
     Less accumulated depreciation                                                                15,157,865          4,961,620
                                                                                                ------------        -----------
                Property and equipment, net                                                       35,327,745         43,701,201

Other noncurrent assets:
     Deferred financing costs, less accumulated amortization ($1,648,000 in 1996 and
          $572,000 in 1995)                                                                        4,470,435          5,546,578
     Deferred income taxes                                                                           193,779               -
     Other noncurrent assets                                                                       2,191,612            827,329
     Goodwill and other intangibles, less accumulated amortization ($4,874,000 in 1996 and
          $1,523,000 in 1995)                                                                     83,414,093         87,038,048
                                                                                                ------------        -----------
                Total other noncurrent assets                                                     90,269,919         93,411,955
                                                                                                ------------        -----------
                Total assets                                                                    $196,081,800        203,863,707
                                                                                                ============        ===========



                                FTD CORPORATION
                 Consolidated Statements of Financial Position
                          As of June 30, 1996 and 1995



                                 Liabilities and Stockholders' Equity                                  1996              1995
                                                                                                   ------------      -----------
Current liabilities:
     Current maturities of long-term debt                                                          $  8,496,171        4,704,322
     Accounts payable                                                                                28,359,463       26,868,919
     Accrued member incentive programs                                                               12,948,754        6,754,496
     Accrued severance costs                                                                          1,318,946        5,961,033
     Other accrued liabilities                                                                        6,059,171        5,889,796
     Unearned income and members' deposits                                                           10,583,981       10,026,403
                                                                                                   ------------      -----------
                Total current liabilities                                                            67,766,486       60,204,969

Long-term debt, less current maturities                                                              87,781,270       96,052,186
Postretirement benefits, less current portion                                                         7,162,379        7,326,820
Accrued pension obligations                                                                           4,061,212        2,924,871
Deferred income taxes                                                                                     -            2,072,000
Minority interest in subsidiary                                                                         170,163          202,786

Stockholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued                      -                -
     Common stock:
          Class A, $0.01 par value, 30,000,000 shares authorized; 6,160,181 shares issued and 6,134,549 outstanding at June 30, 1996;  6,135,187 shares issued and
               6,028,937 outstanding at June 30, 1995                                                    61,602           61,352
          Class B, $0.0005 par value, 3,000,000 shares authorized; 1,566,686 shares issued and outstanding at June 30, 1996;  $0.01 par value, 3,000,000 shares authorized;
               441,688 shares issued and outstanding at June 30, 1995                                       783            4,417
     Paid-in capital                                                                                 35,606,859       35,384,231
     Retained earnings (deficit)                                                                     (6,273,868)         449,056
     Notes receivable                                                                                  (128,419)        (318,981)
     Treasury stock, at cost, 25,632 shares class A common stock at June 30, 1996.  106,250
          shares class A common stock at June 30, 1995                                                 (126,667)        (500,000)
                                                                                                   ------------      -----------

                Total stockholders' equity                                                           29,140,290       35,080,075
                                                                                                   ------------      -----------

                Total liabilities and stockholders' equity                                         $196,081,800      203,863,707
                                                                                                   ============      ===========


See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                     Consolidated Statements of Operations
                       Years ended June 30, 1996 and 1995



                                                                                             1995
                                                                         1996              (Note 1)
                                                                     -----------          -----------
Revenues:
  Marketplace                                                      $  57,924,154           35,459,629
  Clearinghouse                                                       37,070,125           24,737,704
  Mercury Network                                                     34,137,480           17,618,169
  Other                                                               37,123,123           18,702,424
                                                                   -------------          -----------
           Total revenues                                            166,254,882           96,517,926

Costs:
  Products and distribution                                           41,208,597           25,735,921
  Floral order transmissions and processing services                  30,562,101           14,922,606
  Member programs                                                     32,615,322           17,908,313
                                                                   -------------          -----------

           Total cost of goods sold and services
                provided                                             104,386,020           58,566,840

  Selling, general and administrative expense                         58,376,222           30,668,699
                                                                   -------------          -----------

           Income from operations                                      3,492,640            7,282,387

Interest (income)                                                     (1,431,769)          (1,719,742)
Interest expense                                                      13,498,270            7,546,459
                                                                   -------------          -----------

           Income (loss) before income taxes (benefit)
                and minority interest                                 (8,573,861)           1,455,670

Income taxes (benefit)                                                (1,813,500)           1,021,000

Minority interest in earnings (loss) of subsidiary                       (32,623)               8,452
                                                                   -------------          -----------

           Net income (loss)                                       $  (6,727,738)             426,218
                                                                   =============          ===========
Earnings (loss) per share:
  Primary                                                                 ($1.01)                0.06
                                                                          ======               ======
  Fully Diluted                                                           ($1.01)                0.06
                                                                          ======               ======





See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                Consolidated Statements of Stockholders' Equity
                       Years ended June 30, 1996 and 1995



                                                             Number of
                                                        Shares Outstanding
                                                      -----------------------        Preferred        Common          Paid-in
                                                      Class A         Class B          Stock           Stock           Capital
                                                      -------         -------         ---------     ----------       ----------
Balance, July 1, 1994                                     100            -           $       -              1                99

Repurchase of initial investment                         (100)                                             (1)              (99)
Common stock issued to effect merger                5,986,437         441,688                          64,281        29,935,719
Additional common stock issued                        148,750                                           1,488           948,512
Repurchase of class A common stock                   (106,250)                                           -                 -
Issuance of common stock warrants                        -                                               -            4,500,000
Net income                                               -                                               -                 -
Foreign currency translation adjustment                  -               -                    -          -                 -
                                                    ---------       ---------         ----------     --------        ----------
Balance, June 30, 1995                              6,028,937         441,688                 -        65,769        35,384,231

Purchase of common stock from initial investors      (552,239)             (2)                         (5,522)       (2,948,956)
Sale of treasury stock                                                                                 (1,063)         (498,937)
Sale of common stock in public offering               658,483                                           6,585         3,516,299
Repurchase of common stock                            (32,641)                                                           79,510
Sale of common stock to officers                       32,009                                             250           135,475
Change in par value of Class B shares                                                                  (4,197)            4,197
Amortization of shareholder notes receivable
Cancellation of shareholder notes receivable
  in connection with repurchase of common stock                                                                         (65,297)
Exercise of common stock warrants                                   1,125,000                             563               337
Net loss
Foreign currency translation adjustment
                                                    ---------       ---------         ----------     --------        ----------
Balance, June 30, 1996                              6,134,549       1,566,686        $      -          62,385        35,606,859
                                                    =========       =========        ===========     ========        ==========

                                                                      Stock
                                                                   Subscription
                                                     Retained       and Notes          Treasury
                                                     Earnings       Receivable           Stock             Total
                                                     --------      ------------      ------------       ------------
Balance, July 1, 1994                                     -               (100)            -                   -

Repurchase of initial investment                          -                100             -                   -
Common stock issued to effect merger                      -               -                -             30,000,000
Additional common stock issued                            -           (318,981)            -                631,019
Repurchase of class A common stock                        -               -            (500,000)           (500,000)
Issuance of common stock warrants                         -               -                -              4,500,000
Net income                                             426,218            -                -                426,218
Foreign currency translation adjustment                 22,838            -                -                 22,838
                                                    ----------       ---------       ----------          ----------
Balance, June 30, 1995                                 449,056        (318,981)        (500,000)         35,080,075

Purchase of common stock from initial investors                         67,924                           (2,886,554)
Sale of treasury stock                                                                  500,000                -
Sale of common stock in public offering                                                                   3,522,884
Repurchase of common stock                                                             (162,190)            (82,680)
Sale of common stock to officers                                       (12,498)          35,523             158,750
Change in par value of Class B shares                                                                          -
Amortization of shareholder notes receivable                            69,839                               69,839
Cancellation of shareholder notes receivable
  in connection with repurchase of common stock                         65,297                                 -
Exercise of common stock warrants                                                                               900
Net loss                                            (6,727,738)                                          (6,727,738)
Foreign currency translation adjustment                  4,814                                                4,814
                                                    ----------       ---------       ----------          ----------
Balance, June 30, 1996                              (6,273,868)       (128,419)        (126,667)         29,140,290
                                                    ==========       =========       ==========          ==========


See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                     Consolidated Statements of Cash Flows
                       Years ended June 30, 1996 and 1995



                                                                                                            1995
                                                                                  1996                    (Note 1)
                                                                              ------------             -------------
Cash flows from operating activities:
  Net income (loss)                                                           $ (6,727,738)                  426,218
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                                               14,231,089                 6,524,931
    Amortization of deferred financing costs and original issue discount         1,359,335                   708,188
    Postretirement benefits                                                        401,681                   361,222
    Pension                                                                       (119,625)                  -
    Minority interest in earnings (loss) of subsidiary                             (32,623)                    8,452
    Undistributed (earnings) losses of unconsolidated affiliate                    (66,774)                  (54,022)
    Loss on disposal of assets                                                     663,253                   -
    Increase (decrease) in cash due to change in:
      Accounts receivable                                                       (3,219,311)               12,842,278
      Inventories                                                                1,027,373                 1,523,824
      Deferred income taxes                                                     (2,035,129)                  507,000
      Other current assets                                                        (158,688)                2,336,379
      Accounts payable                                                           1,490,547               (28,694,963)
      Accrued member incentive programs                                          6,194,258                (2,819,035)
      Accrued severance costs                                                   (1,504,086)               (1,074,967)
      Other accrued liabilities, unearned income,
           and members' deposits                                                  (417,582)                1,906,736
                                                                              ------------             -------------
                Net cash provided by (used in) operating activities             11,085,980                (5,497,759)

Cash flows from investing activities:
  Release of restricted cash related to credit deposit
    fund investments                                                               -                       2,172,784
  Cash acquired in acquisition                                                     -                      46,577,468
  Cash utilized to effect merger                                                   -                    (109,028,269)
  Capital expenditures                                                          (4,950,398)               (3,081,540)
                                                                              ------------             -------------

                Net cash used in investing activities                           (4,950,398)              (63,359,557)

Cash flows from financing activities:
  Additions to deferred financing costs                                            -                        (126,000)
  Proceeds from long-term debt                                                     -                      95,435,768
  Repayments of long-term debt                                                  (4,762,259)              (35,101,480)
  Issuance of common stock                                                       3,658,609                30,631,019
  Purchase of common stock                                                      (2,954,478)                  -
  Sale of treasury stock                                                            23,025                   -
  Purchase of treasury stock                                                       (82,680)                 (500,000)
  Issuance of common stock warrants                                                    900                 3,000,000
  Reduction in notes receivable from stockholders                                  137,764                   -
                                                                              ------------             -------------

                Net cash provided by (used in) financing activities             (3,979,119)               93,339,307

  Effect of foreign exchange rate changes on cash                                   11,736                   -
                                                                              ------------             -------------

Net increase in cash and cash equivalents                                        2,168,199                24,481,991

Cash and cash equivalents at beginning of period                                24,481,991                   -
                                                                              ------------             -------------

Cash and cash equivalents at end of period                                    $ 26,650,190                24,481,991
                                                                              ============             =============


                               FTD CORPORATION
                Consolidated Statements of Cash Flows, Continued
                       Years ended June 30, 1996 and 1995



                                                               1996                   1995
                                                               ----                   ----
Supplemental disclosures of cash flow information:
  Interest paid                                            $12,113,803              6,704,045
                                                           ===========              =========
  Income taxes paid                                        $   200,978                260,391
                                                           ===========              =========

Supplemental disclosure of noncash investing and financing activities:
  Florists' Transworld Delivery Association (the "Acquired Company") was acquired by FTD Corporation (the "Company") on December 19, 1994 (see note
  2). The acquisition was effected through a merger of the Acquired Company with a subsidiary of the Company, with the Acquired Company surviving the merger as a wholly owned subsidiary of the Company, as follows:

  Cash utilized to effect merger                                                              $109,028,269
  Noncash items:
    Reduction of proceeds from long-term debt for financing costs                                5,992,405
    Value ascribed to common stock warrants issued                                               1,500,000
    Reduction in accrued severance costs subsequent to initial purchase price allocation         3,138,000
    Other purchase accounting adjustments for assets acquired and liabilities assumed             (808,674)
                                                                                              ------------
      Total purchase price                                                                    $118,850,000
                                                                                              ============


See accompanying notes to consolidated financial statements

                                FTD CORPORATION
                   Notes to Consolidated Financial Statements
                     Years ended June 30, 1996 and 1995


(1)  Accounting Policies

     Principles of Consolidation

     The consolidated financial statements at June 30, 1996 and 1995, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (the "Operating Company") (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Through the Operating Company, the Company is a supplier of non-perishable hardgoods, order clearing services, marketing support and other services to the retail floral industry in the United States and Canada.

     The Company did not realize any revenues or incur any operating expenses from its inception in March 1993 through the acquisition of the Operating Company on December 19, 1994. Therefore, no statements of operations, stockholders' equity, or cash flows have been presented for any periods through June 30, 1994. The accompanying consolidated statements of operations and cash flows for the year ended June 30, 1995 only includes the Operating Company's revenues, operating expenses and cash flows for the period December 19, 1994 through June 30, 1995.

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     Cash and Cash Equivalents

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

     Fair Value of Financial Instruments

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At June 30, 1996, because of the short maturity of those instruments, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in note 4.

     Inventories

     Inventories consist principally of finished goods and are stated at the lower of cost, principally on a first in, first out basis, or market (net realizable sales) value.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Assets acquired on December 19, 1994 (see note 2), have been recorded at fair value.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss is included as selling, general and administrative expense in the accompanying consolidated statements of operations.

     Maintenance and repairs are charged to expense as incurred. Expenditures which improve or extend the life of existing property and equipment are capitalized.

                                FTD CORPORATION
             Notes to Consolidated Financial Statements, Continued


(1)  Accounting Policies, Continued

     Systems Software

     Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of five years. Assets acquired on December 19, 1994 (see note 2), have been recorded at fair value.

     Intangibles

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized over 30 years. Other intangibles consist of trademarks, trained workforce, and software, and are being amortized over 40, 7, and 5 years, respectively, using the straight-line method.

     The Company periodically evaluates whether events and circumstances that have occurred indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles is recoverable, and over what period.

     Income Taxes

     The Company files a consolidated federal income tax return. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, deferred taxes are provided on items that result from temporary differences in the recognition of revenue and expense for tax and financial statement reporting purposes (see note 7).

     Foreign Currency Translation

     In accordance with SFAS No. 52, balance sheet accounts of the Company's foreign operations are translated from Canadian currency into U.S. dollars at year-end or historical rates, while income and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses related to net assets located outside the United States are included in retained earnings. Gains and losses resulting from foreign currency transactions are included in net income.

     Earnings Per Share

     Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares and common share equivalents outstanding during the period.

     Revenues

     Revenues earned by the Company for processing floral orders are recorded in the month the orders are reported to the Company as filled. Revenues for other services related to the processing of floral orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of products are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(1)  Accounting Policies, Continued

     Use of Estimates

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and related disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

     New Accounting Pronouncements

     During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, Statement No. 123 encourages companies to record the fair value of any stock awards as compensation expense within the income statement. Companies who choose to continue accounting for such stock awards in accordance with Accounting Principles Board Opinion No. 25 must disclose pro forma net income and earnings per share as if the fair value of the award had been included as compensation expense. The Company anticipates remaining with the intrinsic value method. The Company expects the impact of this statement to be immaterial.

     On March 31, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill, if any, related both to assets to be held and assets to be disposed of. The Company will adopt this Statement in the first quarter of 1997 and anticipates the effect will be immaterial.

(2)  Acquisition

     On December 19, 1994 (the "Merger Date"), FTD Corporation, a Delaware corporation, completed an acquisition of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit cooperative association (the "Acquired Company"), pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated August 2, 1994. The acquisition was effected through the merger (the "Merger") of FTD Acquisition Corp., a wholly owned subsidiary of FTD Corporation, with and into the Acquired Company, with the Acquired Company surviving the Merger as a wholly owned subsidiary of FTD Corporation. Concurrent with the Merger, the Acquired Company was converted from a nonprofit cooperative association to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc." (from and after the Merger Date, the "Operating Company").

     The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements at June 30, 1996 and 1995, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values. The preliminary allocation of the total purchase price to assets acquired and liabilities assumed as of the Merger Date was as follows:


        Current assets                          $  94,694,000
        Goodwill and other intangible assets       88,561,000
        Other noncurrent assets                     6,633,000
        Property and equipment                     45,294,000
        Liabilities                              (116,332,000)
                                                -------------
        Total purchase price                    $ 118,850,000
                                                =============

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(2)  Acquisition, Continued

     Upon consummation of the acquisition of the Operating Company by FTD Corporation, management began to assess and formulate a plan to involuntarily terminate and/or relocate employees of the Operating Company as part of its relocation and/or consolidation efforts. As of June 30, 1996, management has completed its assessment. Costs to involuntarily terminate and/or relocate employees of the Operating Company as a result of the Merger continue to be incurred.

     The initial allocation of the total purchase price referred to above included a reserve for the estimated cost of planned termination, severance and relocation. The activity in such reserves during the period December 19, 1994 through June 30, 1995 and the year ended June 30 1996, can be summarized as follows:



                                                                     Severance      Relocation
                                                                     Benefits        Costs          Other         Total
                                                                   ----------      ----------      ------        -------

Initial estimate as of December 19, 1994                          $5,573,000         600,000        863,000        7,036,000

Costs paid during the period December 19, 1994
 through June 30, 1995                                               843,000            -           232,000        1,075,000
                                                                  ----------         -------        -------        ---------
Remaining liability as of June 30, 1995                            4,730,000         600,000        631,000        5,961,000

Costs paid during the year ending June 30, 1996                    1,310,000          41,000        153,000        1,504,000

Reduction of accrued liability during the year
 ending June 30, 1996                                              2,370,000         480,000        288,000        3,138,000
                                                                  ----------         -------        -------        ---------
Remaining liability as of June 30, 1996                           $1,050,000          79,000        190,000        1,319,000
                                                                  ==========         =======        =======        =========



     The amounts included above representing reductions in the accrued liability during the year ending June 30, 1996 were recorded as adjustments to the allocation of the purchase price, and therefore, reductions to goodwill. The remaining liability as of June 30, 1996 will be utilized to complete the Operating Company's plan of involuntary terminations and/or employee relocations which is underway.

(3)  Intangibles

     At June 30, 1996 and 1995, goodwill and other intangible assets consisted of the following:



                                                   1996        1995
                                                ----------   ----------
               Goodwill                         $69,187,677   69,460,954
               Trademarks                        15,000,000   15,000,000
               Trained workforce                  2,100,000    2,100,000
               Software                           2,000,000    2,000,000
                                                -----------   ----------
                     Total                       88,287,677   88,560,954

               Less accumulated amortization      4,873,584    1,522,906
                                                -----------   ----------

                     Total                      $83,414,093   87,038,048
                                                ===========   ==========


                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(3) Intangibles, Continued

    The Company had no intangibles prior to the Merger Date. The change in goodwill resulted from adjustments to the reserve for estimated costs of planned termination, severance and relocation (see note 2), as well as pension and postretirement obligations (see notes 8 and 9).

(4) Financing Arrangements

    Long-term Debt

    At June 30, 1996 and 1995, long-term debt consisted of the following:




                                                                                       1996                   1995
                                                                                    -----------           -----------
     Series B senior subordinated notes, interest payable semiannnually at 14%
        due December 15, 2001, net of unamortized discount of $2,580,446
        and $2,863,639 at June 30, 1996 and 1995, respectively                       $ 57,419,554           57,136,361
     Term loans, payable quarterly at various amounts, plus interest at a weighted average floating Eurodollar rate of 8.5% and 9.2% at
        June 30, 1996 and 1995, respectively, due December 15, 1999                    38,781,256           43,500,000
     Other                                                                                 76,631              120,147
                                                                                     ------------          -----------
              Total long-term debt                                                     96,277,441          100,756,508

     Less current maturities                                                            8,496,171            4,704,322
                                                                                     ------------          -----------
              Long-term debt, less current maturities                                $ 87,781,270           96,052,186
                                                                                     ============          ===========

The principal reductions required for each of the following five years and thereafter are as follows:

         1997                                                                                             $  8,496,171
         1998                                                                                               11,449,704
         1999                                                                                               12,434,491
         2000                                                                                                6,477,521
         2001                                                                                                        -
         Thereafter                                                                                         60,000,000
                                                                                                          ------------
              Total                                                                                       $ 98,857,887
                                                                                                          ============



 The Company's debt agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 1996. The Company's debt agreements also include restrictions on the declaration and payment of dividends. The term loan agreement requires the Company to repay principal of the loans to the extent cash flow generated in the fiscal year exceeds certain calculated amounts. As of June 30, 1996 the estimated fair value of long-term debt, discounted at current rates, was $104,397,000.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(4) Financing Arrangements, Continued

    Line of Credit

    The Company has a $25,000,000 unsecured line of credit, obtained during fiscal year 1995, with a group of banks at an interest rate varying with prime or other indices. There were no borrowings on this line during 1996 or 1995. The Company must pay a commitment fee of one-half of 1 percent annually on the unused portion of the commitment.

(5) Leases

    As Lessor

    The Company leases Mercury consoles to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 1996 and 1995:



                                                1996                 1995
                                                ----                 ----
       Mercury consoles                      $23,186,780         22,705,868
       Less:  Accumulated depreciation        10,945,722          3,489,603
                                             -----------         ----------

          Net investment                     $12,241,058         19,216,265
                                             ===========         ==========

    As Lessee

    The minimum aggregate annual operating lease obligations related to facilities and equipment are as follows:


        1997                                            $ 1,009,200
        1998                                                705,700
        1999                                                510,300
        2000                                                352,000
        Thereafter                                          461,200
                                                        -----------

             Total                                      $ 3,038,400
                                                        ===========



    Rental expense with respect to operating leases was $802,000 and $459,000 for 1996 and 1995, respectively.

(6) Advertising and Sales Promotion Costs

    The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is broadcast or displayed. Production and promotion costs are charged to expense when incurred. Costs of promotional materials and product catalogs distributed to members or consumers are expensed over the periods to which the materials relate. Advertising awarded to FTD members under the Company's incentive program is charged to expense when earned.

    In 1996 and 1995, advertising and sales promotion expense was $31 million and $16 million, respectively. Advertising and sales promotion expense for the year ended June 30, 1996 includes $3.8 million of accrued advertising costs earned by FTD members that will be paid in fiscal 1997 under a new incentive program established in fiscal 1996. No such costs were incurred in fiscal 1995.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued



(7)  Income Taxes

     At June 30, 1996 and 1995, the Company's deferred tax assets and liabilities consisted of the following (in thousands):




     Current deferred tax assets:                             1996       1995
                                                            --------   --------
          Accrued Value Plus incentive obligations           $ 3,058      2,341
          Accrued severance costs                                499      2,206
          Allowance for doubtful accounts                        518        585
          Unearned income                                        617        559
          Inventory                                              497        500
          Accrued vacation                                       246        279
          Other                                                  134        360
                                                             -------   --------

                        Current deferred tax assets            5,569      6,830
                                                             -------   --------

     Noncurrent deferred tax assets:
          Net operating loss carryforwards                     4,844      3,842
          Postretirement benefit obligations                   2,650      2,711
          Accrued pension                                      1,503      1,082
          Other                                                  197        117
                                                             -------   --------

                        Noncurrent deferred tax assets         9,194      7,752

     Noncurrent deferred tax liabilities - tax over
      book depreciation and difference in basis                7,500      8,824
                                                             -------   --------

                        Net noncurrent deferred tax assets
                          (liabilities)                        1,694     (1,072)
                                                             -------   --------

     Deferred tax assets - valuation allowance                (1,500)    (1,000)
                                                             -------   --------

                        Net deferred tax assets              $ 5,763      4,758
                                                             =======   ========


     The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on their evaluation of taxable income in future years and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1,500,000 and $1,000,000 is appropriate at June 30, 1996 and 1995, respectively.

     The Company's net operating loss carryforwards at June 30, 1996 and 1995, of approximately $13.1 million and $11.9 million, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $3.6 million in 2007; $2.3 million in 2008; $0.8 million in 2009; $5.2 million in 2010; and $1.2 million in 2011. In addition, as a result of the Merger (see note 2), the Company's pre-Merger net operating loss carryforwards of $6.7 million available to be utilized in the future are limited to approximately $1.8 million per year.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(7) Income Taxes, Continued

    The provision for income taxes for the year ended June 30, 1996 and 1995, differs from the amount computed by applying the U.S. federal income tax rate (35 percent) to pretax income because of the effect of the following items (in thousands):

                                                                                         1996         1995
                                                                                       --------      ------
            Tax (benefit) at U.S. federal income tax rate                              $(3,001)        509
            State income taxes (benefit), net of federal income tax benefit               (172)         29
            Taxes on foreign subsidiary in excess of income taxes at
            statutory rate                                                                  23          17
            Amortization of purchased goodwill                                             842         464
            Valuation allowance                                                            500           -
            Other items, net                                                                (6)          2
                                                                                      --------       -----
                  Reported income tax (benefit) expense                                $(1,814)      1,021
                                                                                      ========       =====

(8) Postretirement Benefits Other than Pensions

    The Operating Company provides certain postretirement health care benefits to substantially all employees who retired with a minimum of 10 years of service and have attained 60 years of age. The plan retirees are required to share in the cost of the benefit. There are currently no plans to modify or terminate the plan; however, the Operating Company is under no obligation to continue the plan under its current form, and may modify or terminate the plan at the discretion of its board of directors.

    Effective July 1, 1993, the Acquired Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its unfunded postretirement health care program. This statement requires that the expected cost of postretirement benefits be recognized in the financial statements during the employees' active service period. The Acquired Company elected to immediately recognize as a charge to expense its transition obligation of $6,277,000.

    At June 30, 1996 and 1995, the status of the plan consisted of the following:

                                                         1996          1995
                                                       ----------    ---------
    Retirees                                           $4,198,000    4,435,000
    Fully eligible active participants                     62,000            -
    Other Active participants                           1,921,000    3,124,000
                                                       ----------    ---------
      Accumulated postretirement benefit obligation     6,181,000    7,559,000

    Unrecognized net gain                               1,238,000            -
                                                       ----------    ---------

    Accrued postretirement benefit liability           $7,419,000    7,559,000
                                                       ==========    =========

    At June 30, 1995, the accrued postretirement benefit liability included employees who were subsequently voluntarily or involuntarily terminated as part of the Company's plan to relocate and/or consolidate employees. Upon the completion of the Company's plan, a reduction to the accrued postretirement benefit liability of $590,000 was recorded to reflect the impact of this plan.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(8) Postretirement Benefits Other than Pensions, Continued

    Net periodic postretirement benefit costs for the years ended June 30, 1996 and 1995 included the following components:


                                                         1996      1995
                                                       --------   -------
         Service cost                                  $194,000   168,000
         Interest cost                                  438,000   294,000
         Unrecognized prior period gain                 (54,000)        -
                                                       --------   -------
            Total                                      $578,000   462,000
                                                       ========   =======

    The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 8.5 percent through June 30, 1995, 7.75 percent at June 30, 1995 and 7.5 percent at and for the year ended June 30, 1996. The assumed health care cost trend rate used in measuring the APBO was 10.0 percent and graded down to 5.5 percent over 12 years at June 30, 1996 and 13.2 percent and graded down to 6.4 percent over 13 years at June 30, 1995. If the current health care cost trend rate assumption was increased by 1 percent, the APBO as of June 30, 1996, would increase approximately $1,006,000, or 16 percent, while the periodic cost for the fiscal year ended June 30, 1996, would have increased approximately $131,000, or 21 percent.

(9) Pension Plans

    The Operating Company has both a defined benefit and a defined contribution plan which cover substantially all domestic employees. The Operating Company's funding policy is to contribute annually to the defined benefit plan the amount deductible for income tax purposes. Contributions of approximately $1,223,000 were made to the defined benefit plan in 1996. No contributions were made in 1995. The Operating Company's matching contributions to the defined contribution plan are determined at the discretion of their board of directors. No matching contributions have been made in 1996 or 1995 to the defined contribution plan.

    Pension expense, including administrative costs, charged to the operations for the above-mentioned plans amounted to $903,000 and $507,000 in 1996 and 1995, respectively.

    Benefits under the defined benefit plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

    Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. Pension expense for the defined benefit plan in 1996 and 1995 was computed as follows:


                                                          1996         1995
                                                       ----------   ---------
         Service cost                                  $  616,000    360,000
         Interest cost                                    820,000    387,000
         Actual gain on plan assets                    (1,434,000)  (566,000)
         Net amortization and deferral                    901,000    310,000
                                                       ----------   --------
            Pension expense                            $  903,000    491,000
                                                       ==========   ========

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(9) Pension Plans, Continued

    At June 30, 1996 and 1995, the funded status of the defined benefit plan was as follows:


                                                           1996         1995
                                                       ------------  -----------
       Actuarial present value of:
        Vested benefit obligations                     $ 6,136,000    5,576,000
        Nonvested benefit obligations                      840,000      800,000
                                                       -----------   ----------
       Accumulated benefit obligations                 $ 6,976,000    6,376,000
                                                       ===========   ==========
       Projected benefit obligations                   $10,653,000    9,786,000
       Plan assets at fair value                        (5,780,000)  (5,948,000)
                                                       -----------   ----------
          Projected benefit obligations in excess of
             plan assets                                 4,873,000    3,838,000
       Unrecognized net gain                               212,000      310,000
                                                       -----------   ----------
       Total accrued pension obligations               $ 5,085,000    4,148,000
                                                       ===========   ==========

    For the period July 1, 1995 through March 1, 1996, the weighted average discount rate was 7.75 percent preretirement and 6 percent postretirement for those participating in the defined benefit plan on November 1, 1976, and
    7.75 percent for all others. For any benefits accrued after March 1, 1996, the weighted average discount rate was 7.75 percent for both preretirement and postretirement for all plan participants. For the year ended June 30, 1995, the weighted average discount rate was 8.5 percent preretirement and 6 percent postretirement for those participating in the defined benefit plan on November 1, 1976, and 8.5 percent for all others. The discount rate used to calculate the projected benefit obligation at June 30, 1996 was decreased to 7.5 percent. For both 1996 and 1995, the rate of increase in future compensation levels was 5 percent and the expected long-term rate of return on assets was 9 percent.

    At June 30, 1995 the calculated projected benefit obligation assumed that certain employees of FTD Association, who were formerly employees of the Operating Company, were active plan participants continuing to earn benefits. Subsequent to June 30, 1995, the status of FTD Association employees was changed to vested terminated participants who were due a lump sum under the plan agreement and, accordingly, the calculated projected benefit obligation was increased by $734,000.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued



(10) Related Party Transactions

     Operating expenses for the years ended June 30, 1996 and 1995 include $1,000,000 payable each period to certain investors of the Company for management consulting services.

     The Company and the Operating Company entered into an employment agreement dated as of March 31, 1995, with their president and chief executive officer (the "CEO") through June 30, 2000 (the "Employment Agreement"), with automatic one-year renewals thereafter.

     The Employment Agreement provided, among other things, for the sale to the CEO of 127,500 shares of common stock of the Company at the assumed fair market value on the agreement date of $4.71 per share. A portion of such purchase was financed through (i) a $100,000 one-year, interest-free loan from the Company, and (ii) a $150,000 interest-bearing loan from the Company due June 30, 1996. The interest-free loan was forgiven in its entirety by June 30, 1996 and was recorded as compensation expense by the Operating Company in the amount of $97,000 for the year ended June 30, 1996. The outstanding principal balance of the interest-bearing loan accrued interest at 9 percent per annum. At June 30, 1996, $128,419 was outstanding from these notes.

(11) Earnings Per Share

     Earnings per common and common equivalent share for 1996 and 1995 have been computed based on the weighted average number of common and common equivalent shares outstanding during the period.

(12) 1994 Stock Award and Incentive Plan

     The Company's 1994 Stock Award and Incentive Plan (the "Plan") was adopted by the board of directors of the Company and approved by the Company's stockholders on December 19, 1994, and amended on June 12, 1995. The maximum number of shares of common stock authorized for issuance under the Plan is equal to 15 percent of the initial equity capital of the Company upon the consummation of the Merger. The board of directors determined that for a period of one year from April 14, 1995, the number of outstanding options and management warrants will not exceed 10 percent of the outstanding shares of common stock.

     The Plan provides for the granting of incentive stock options ("ISOs"); options which do not qualify as ISOs, known as nonqualified stock options ("NSOs"); or a combination of both ISOs and NSOs ("Options"), provided, however, that ISOs may only be granted to employees of the Company and its subsidiaries. Options granted under the Plan may be accompanied by stock appreciation rights ("SARs") or limited stock appreciation rights ("LSARs"), or both ("Rights"). The Plan also provides for the granting of restricted stock, deferred stock, and performance shares (together, referred to as "Restricted Awards"). The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974, as amended, nor is the Plan a qualified plan within the meaning of section 401(a) of the Internal Revenue Code of 1986, as amended.

     Under the Employment Agreement, the CEO has been issued options to purchase: (i) at an exercise price equal to $4.71 per share, 127,500 shares of the Company's common stock; and (ii) at an exercise price of $18.84 per share, 127,500 shares of the Company's common stock. During the year ended June 30, 1995, other senior officers were granted options to purchase: (i) at an exercise price of $4.71 per share, 40,000 shares of the Company's common stock; and (ii) at an exercise price of $18.84 per shares, 40,000 shares of the Company's common stock. As of June 30, 1995, options covering 335,000 shares of class A common stock were outstanding, of which none were exercisable. During the year ended June 30, 1996, other senior officers have been granted options to purchase: (i) at an exercise price of $5.35 per share, 75,000 shares of the Company's common stock; and (ii) at an exercise price of $21.40 per share, 100,000 shares of the Company's common stock. These options vest and become exercisable in four or five equal installments. In addition, during the year ended June 30, 1996, the following options to purchase shares of the Company's common stock were forfeited: (i) 40,000 shares at an exercise price of $4.71 per share; and
     (ii) 40,000 shares at an exercise price of $18.84 per share. As of June 30, 1996, options covering 430,000 shares of class A common stock were outstanding of which 51,000 shares were vested and none were exercised.

                                FTD CORPORATION
            Notes to Consolidated Financial Statements, Continued


(13) Commitments and Contingencies

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

(14) Capital Stock


     Class A and non-voting class B common stock rank equally and, except with respect to voting power, are substantially identical in all material respects. Class B common stock is convertible into class A common stock on a one-to-one basis.

     The Company is authorized to establish and designate one or more series of preferred stock.


     Pursuant to the terms of the Merger Agreement, on July 5, 1995, the Company offered 796,875 shares of class A common stock at an offering price of $5.35 per share to certain members of FTD Association.
     658,483 shares were sold to these FTD members. The Company concurrently repurchased 552,239 shares of class A common stock and 2 shares of class B common stock from existing stockholders on a pro rata basis and recouped the costs associated with the previous purchase of treasury stock.

     Effective September 21, 1995, the stockholders of the Company, in a unanimous Action by Written Consent, authorized a change in the par value of the class B common stock from $0.01 to $0.0005 per share.

     Ninety thousand warrants were exercised in May 1996 to purchase
     1,125,000 shares of Class B common stock at a price of $0.01 per warrant, each of which bought 12.5 shares of class B common stock.

                          Independent Auditors' Report


The Board of Directors
FTD Corporation:

Under date of July 31, 1996, we reported on the consolidated statements of financial position of FTD Corporation and subsidiary, as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          KPMG PEAT MARWICK LLP


Detroit, Michigan
September 24, 1996

                                FTD CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              Additions
                                      ---------------------
                                        Balance      Charged to     Charged                          Balance
                                       Beginning      Cost and      to Other                         at End
                                       of Period      Expenses      Accounts       Deductions        of Period
                                      ----------     ----------     ---------      ----------        ---------

YEAR 1995
   Allowance for doubtful accounts
   (shown as deduction from
   Accounts Receivable in balance
   sheet) .........................  $1,583,158(a)    $ 563,408     $ 14,206(b)   $ 571,432(c)      $ 1,589,000

   Inventory valuation reserve
   (included in Inventories, net in
   balance sheet) .................  $  400,005(a)    $ 750,187          ---      $  805,192(d)     $   345,000

YEAR 1996
   Allowance for doubtful accounts
   (shown as deduction from
   Accounts Receivable in balance
   sheet) .........................  $1,589,000       $ 895,000     $ 80,000(b)   $ 1,152,000(c)    $ 1,412,000

   Inventory valuation reserve
   (included in Inventories, net in
   balance sheet) .................  $  345,000      $1,325,000         ---        $ 1,276,000(d)   $   394,000


(a) Reserves assumed due to the Acquisition
(b) Collection of accounts previously written off
(c) Uncollectible accounts written off
(d) Valuation writedown

                               INDEX TO EXHIBITS



                                                                                           Paper (P)
Exhibit                                                                                    or
Number                         Exhibit                                                     Electronic (E)

3.1 Restated Certificate of Incorporation of the Registrant. (In-corporated by reference to Exhibit 3.1 of the Registrant's
                 Registration Statement on Form S-1 (File No. 33-98250).)

3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form
                 S-1 (File No. 33-91582).)

4.1              Indenture, dated as of December 1, 1994
                 (the "Indenture"), by and between Florists' Transworld Delivery, Inc.
                 and First Trust of New York, National Association, as Trustee.  (In-
                 corporated by reference to Exhibit 4.1 of the Florists'
                 Transworld Delivery, Inc. Registration Statement on Form
                 S-1 (File No. 33-88628).)

4.2 Supplemental Indenture, dated as of December 19, 1994 to the Indenture. (Incorporated by reference to Exhibit 4.3 of the Florists' Transworld Delivery, Inc. Registration State-ment on Form S-1 (File No. 33-88628).)

4.3 Form of Subscription Agreement among the Registrant and certain stockholders of the Registrant. (Incorporated by reference to Exhibit 4.3 of Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1
                 (File No. 33-91582).)

10.1(a) Credit Agreement, dated as of December 19, 1994, among the Registrant, Florists' Transworld Delivery, Inc., the various lending institutions party thereto and Bankers Trust
                 Company, as Agent. (Incorporated by reference to Exhibit 10.1 of the Florists' Transworld Delivery, Inc.
                 Registration Statement on Form S-1 (File No. 33-88628).)

                                                                                                          Paper (P)
Exhibit                                                                                                   or
Number                                        Exhibit                                                     Electronic (E)

10.1(b)                   First Amendment to Credit Agreement, dated as of
                          August 30, 1995, among the Registrant, Florists' Transworld
                          Delivery, Inc., the lending institutions party to the Credit Agreement and the Bankers Trust Company, as Agent. (Incorporated by
                          reference to Exhibit 10.1(b) of the Florists' Transworld Delivery,
                          Inc. Annual Report on Form 10-K for fiscal year ended
                          June 30, 1995.)

10.1(c)                   Second Amendment to Credit Agreement, dated as of
                          June 11, 1996, among the Registrant, Florists' Transworld
                          Delivery, Inc., the lending institutions party to the Credit
                          Agreement and Bankers Trust Company, as Agent.  (In-
                          corporated by reference to Exhibit I(d) of the Registrant's
                          Registration Statement on Form 8-A, filed August 28, 1996.)

10.2                      Pledge Agreement, dated December 1, 1994, by and among
                          the Registrant, Florists' Transworld Delivery, Inc., FTD Holdings,
                          Incorporated, FTD Direct Access, Inc., Directory Advertising, Inc.
                          and Bankers Trust Company, as Agent.  (Incorporated by reference to
                          Exhibit 10.2 of the Florists' Transworld Delivery, Inc.)
                          Registration Statement on Form S-1 (File No. 33-88628).)

10.3                      Security Agreement, dated December 19, 1994, by and
                          among the Registrant, Florists' Transworld Delivery, Inc., certain subsidiaries of the Registrant and Bankers Trust
                          Company, as Agent.  (Incorporated by reference to
                          Exhibit 10.3 of the Florists' Transworld Delivery, Inc.
                          Registration Statement on Form S-1 (File No. 33-88628).)

10.4                      Consultation Agreement and Covenant Not to Compete,
                          dated as of August 2, 1994, by and between Florists' Transworld
                          Delivery, Inc. and John A. Borden.  (Incorporated by reference to
                          Exhibit 10.8 of the Florists' Transworld Delivery, Inc.
                          Registration Statement on Form S-1 (File No 33-88628).)

10.5                      Mutual Support Agreement, dated as of December 18,
                          1994, by and between Florists' Transworld Delivery, Inc. and
                          FTD Association.  (Incorporated by reference to Exhibit 10.9 of the Florists' Transworld Delivery, Inc. Registration Statement
                          on Form S-1 (File No, 3-88628).)

                                                                                                          Paper (P)
Exhibit                                                                                                   or
Number                                        Exhibit                                                     Electronic (E)

10.6                       Trademark License Agreement, dated as of December 18,
                           1994, by and between Florists' Transworld Delivery, Inc. and
                           FTD Association.  (Incorporated by reference to Exhibit 10.10 of the Florists' Transworld Delivery, Inc. Registration Statement on
                           Form S-1 (File No. 33-88628).)

10.7                       Registration Rights Agreement, dated as of December 19,
                           1994, among the Registrant, Florists' Transworld Delivery, Inc.,
                           BT Securities Corporation and Montgomery Securities.
                           (Incorporated by reference to Exhibit 10.11 of the Florists'
                           Transworld Delivery, Inc. Registration Statement on
                           Form S-1 (File No. 33-88628).)

10.8                       Tax Sharing Agreement, dated as of December 19, 1994,
                           between the Registrant and Florists' Transworld Delivery, Inc.
                           (Incorporated by reference to Exhibit 10.12 of the Florists'
                           Transworld Delivery, Inc.   Registration Statement on
                           Form S-1 (File No. 33-88628).)

10.9                       Employment Agreement, dated March 31, 1995, among
                           Margaret C. Whitman, the Registrant and Florists' Transworld
                           Delivery, Inc. (Incorporated by reference to Exhibit 10.10 of the
                           Registrant's Registration Statement on Form S-1
                           (File No. 33-91582).)

10.10                      Securityholders' and Registration Rights Agreement, dated as of
                           December 19, 1994, among the Registrant, certain stockholders of the Registrant, BT Securities Corporation and Montgomery
                           Securities.  (Incorporated by reference to Exhibit 10.11 of the
                           Registrant's Registration Statement on Form S-1 (File No. 33-
                           91582).)

10.11                      Stockholders' Agreement, dated as of December 19, 1994, among the Registrant and certain stockholders of the Registrant.
                           (Incorporated by reference to Exhibit 10.13 of the Registrant's
                           Registration Statement on Form S-1 (File No. 33-91582).)

10.12                      FTD Corporation 1994 Stock Award and Incentive Plan.
                           (Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on
                           Form S-1 (File No. 33-91582).)


                                                                                                  Paper (P)
Exhibit                                                                                           or
Number                                Exhibit                                                     Electronic (E)

11                       Computation of Earnings Per Share.                                             E

21.1                     Subsidiaries of the Registrant. (Incorporated by reference to
                         Exhibit 21.1 of the Registrant's Registration Statement on
                         Form S-1 (File No. 33-91582).)

27                       Financial Data Schedule.                                                       E