Form 10-Q
period 1996-09-30
FTD CORP
filed 1996-11-14
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                             Commission File Number
                                    33-91582

                                FTD CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                             13-3711271
         --------                                             ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)

                           29200 NORTHWESTERN HIGHWAY
                           SOUTHFIELD, MICHIGAN 48034
              --------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (810) 355-9300
              --------------------------------------------------
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

         As of November 8, 1996, there were outstanding 6,125,739 shares of the Registrant's class A common stock, par value $.01 per share, and 1,566,686 shares of the Registrant's class B common stock, par value $.0005 per share.

                                FTD CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
Part I.    Financial Information

    Item 1.      Financial Statements

                 Consolidated Condensed Statements of Financial Position at
                     September 30, 1996 and June 30, 1996                                3
                 Consolidated Financial Statements for the Three Months Ended
                     September 30, 1996 and 1995:

                     Consolidated Statements of Operations                               4

                     Consolidated Condensed Statements of Cash Flows                     5

                 Notes to Consolidated Financial Statements                            6-7

    Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                  8-10

Part II.   Other Information

    Item 4.      Submission of Matters to a Vote of Security Holders                    11

    Item 6.      Exhibits and Reports on Form 8-K                                       11

Signatures                                                                              12

Exhibit Index                                                                           13

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FTD CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                      September 30,
                                                                         1996         June 30,
                                                                      (Unaudited)       1996
                                                                      -------------   --------
                                  ASSETS                                   (In Thousands)
Current assets:
  Cash and cash equivalents                                             $ 26,701      $ 26,650
  Accounts receivable, less allowance for doubtful accounts
   of $1,536 at September 30, 1996 and $1,412 at June 30, 1996            25,157        24,080
  Inventories, principally finished goods, net                            13,903        12,467
  Other current assets                                                     9,275         7,287
                                                                        --------      --------
                 Total current assets                                     75,036        70,484
Property and equipment, less accumulated depreciation
  of $17,687 at September 30, 1996 and $15,158 at June 30, 1996           33,817        35,328
Other noncurrent assets:
  Other noncurrent assets                                                  6,687         6,856
  Goodwill and other intangible assets, less accumulated amortization
  of $5,719 at September 30, 1996 and $4,874 at June 30, 1996             82,569        83,414
                                                                        --------      --------
                 Total other noncurrent assets                            89,256        90,270
                                                                        --------      --------
                 Total assets                                           $198,109      $196,082
                                                                        ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                  $  9,739      $  8,496
  Accounts payable                                                        28,157        28,359
  Accrued member incentive programs                                       12,947        12,949
  Accrued severance and related costs                                      1,008         1,319
  Other accrued liabilities                                                8,518         6,059
  Unearned income and members' deposits                                   12,279        10,584
                                                                        --------      --------
                 Total current liabilities                                72,648        67,766
Long-term debt                                                            85,113        87,781
Employee benefit obligations                                              11,619        11,223
Minority interest in subsidiary                                              159           171
Stockholders' equity:
  Common stock:
   Class A                                                                    62            62
   Class B                                                                     1             1
  Paid-in capital                                                         35,607        35,607
  Retained deficit                                                        (6,819)       (6,274)
  Notes receivable                                                          (115)         (128)
  Treasury stock                                                            (166)         (127)
                                                                        --------      --------
                 Total stockholders' equity                               28,570        29,141
                                                                        --------      --------
                 Total liabilities and stockholders' equity             $198,109      $196,082
                                                                        ========      ========



See accompanying notes to consolidated financial statements.

                               FTD CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                    Three Months     Three Months
                                                       Ended            Ended
                                                   September 30,    September 30,
                                                        1996            1995
                                                   -------------    -------------
                                                (In Thousand, except per share data)
Revenues:
   Marketplace                                         $13,639         $14,900
   Clearinghouse                                         6,627           7,307
   Mercury Network                                       8,497           7,221
   Other                                                 8,305           7,108
                                                       -------         -------
     Total revenues                                     37,068          36,536
                                                       -------         -------

Costs:
   Products and distribution                             9,461          10,002
   Floral order transmissions and processing services    7,081           6,660
   Member programs                                       6,811           6,309
                                                       -------         -------
     Total costs of goods sold & services provided      23,353          22,971

   Selling, general and administrative                  11,312           9,908
                                                       -------         -------

     Income from operations                              2,403           3,657

   Interest (income)                                      (345)           (298)
   Interest expense                                      3,283           3,449
                                                       -------         -------

     Income (loss) before income taxes and
      minority interest                                   (535)            506

   Income taxes                                             24             406
   Minority interest in loss of subsidiary                 (11)             (7)
                                                       -------         -------

     Net income (loss)                                   ($548)        $   107
                                                       =======         =======

   Primary and fully diluted earnings (loss)
    per share                                           ($0.07)        $  0.01





   See accompanying notes to consolidated financial statements.

                               FTD CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                Three Months    Three Months
                                                                   Ended           Ended
                                                                 September 30,  September 30,
                                                                    1996           1995
                                                                 -------------  -------------
                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in) operating activities       $ 2,964          ($110)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (1,386)          (468)
                                                                  -------        -------
        Net cash used in investing activities                      (1,386)          (468)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                   (1,503)        (1,001)
    Issuance (repurchase) of common stock                             (39)           702
    Payments on notes receivable                                       12            104
                                                                  -------        -------
        Net cash used in financing activities                      (1,530)          (195)

    Effect of exchange rate changes on cash                             3             10
                                                                  -------        -------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                      51           (763)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                                               26,650         24,482
                                                                  -------        -------
 END OF PERIOD                                                    $26,701        $23,719
                                                                  =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Interest paid                                                 $   931        $ 1,010
                                                                  =======        =======

    Income taxes paid                                             $   100        $    75
                                                                  =======        =======



     See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  Basis of Presentation

         The unaudited consolidated financial statements at September 30, 1996, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (the "Operating Company") (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated
financial statements and notes for the year ended June 30, 1996.   In the
opinion of Company management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein).


Certain amounts in the September 30, 1995 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

NOTE 2.   Accrued Severance and Related Costs

         The following table reflects the changes to the severance reserve for the three months ended September 30, 1996 (in thousands):


                                    Balance                                 Remaining
                                      at                                  Liability as of
                                    June 30,                               September 30,
                                      1996           Costs Paid                1996
                                    --------         ----------           ---------------
             Severance
             benefits               $1,050             $310                   $  740
             Relocation costs           79                0                       79
             Other                     190                1                      189
                                    -------            ----                   ------

                  Total             $1,319             $311                   $1,008
                                    ======             ====                   ======

NOTE 3.  Capital Transactions

     During the three months ended September 30, 1996, the Company repurchased into treasury 6,910 shares of Class A Common Stock at a cost of approximately $39,100.

Note 4.  Earnings Per Share

     Primary and fully diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 7,700,703 and 7,641,174 for the three months ended September 30, 1996 and 1995, respectively.

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

     The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1996 compared with the corresponding period of fiscal 1996.

     The Company generates its revenue from four principal areas of operation. Marketplace is the Company's wholesale supplier of non-perishable hardgoods to retail florists in North America. The Company's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and the Company receives a percentage of the sales price for the service. Mercury Network is the Company's proprietary telecommunications network used by florists to transmit floral orders through Florists' Transworld Delivery, Inc. or competing clearinghouses. Other revenue is derived from the Direct Access direct marketing business, Advantage software, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue increased by $0.5 million, or 1.5%, to $37.0 million for the three months ended September 30, 1996, compared to $36.5 million for the three months ended September 30, 1995. Mercury Network revenue increased $1.3 million due to increased console rental, order transmissions revenue and Advantage floral business systems sales. Other revenue experienced a net increase of $1.2 million as a result of increased Direct Access order volume and additional listings in the FTD Directory. Marketplace revenue experienced a net decrease of $1.3 million primarily due to lower sales of holiday containers and non-branded everyday products offset by sales of gourmet foods and imprinted products. Clearinghouse revenue decreased by $0.7 million as a result of a decline in the volume of floral orders cleared through FTD.

     The cost of goods sold and services provided increased by $0.4 million, or 1.7%, to $23.4 million for the three months ended September 30, 1996 from $23.0 million for the three months ended September 30, 1995. The change resulted primarily from increased costs associated with the sale of Advantage floral business systems. Lower costs of products and distribution corresponding to the decline in Marketplace sales partially offsets this increase. As a percent of revenue, cost of goods sold and services provided was 63.0% and 62.9% for the three month periods ended September 30, 1996 and 1995, respectively.

     Selling, general and administrative expenses increased by $1.4 million, or 14.1%, to $11.3 million for the three months ended September 30, 1996 from $9.9 million for the three months ended September 30, 1995. Advertising and promotional expenditures were increased by $0.8 million for the three months ended September 30, 1996 over the same period in the prior year as a result of the Company's advertising activities related to its member incentive program, which did not commence until the second quarter of fiscal 1996. In addition, general and administrative expenses increased by $0.6 million for the three months ended September 30, 1996 over the same period in the prior year primarily due to costs resulting from the Company's relocation and/or consolidation efforts.

     Interest expense for the three months ended September 30, 1996 was $3.3 million as compared to $3.4 million for the comparable period in the prior year. The decrease was attributable to lower interest rates and scheduled principal payments which reduced the debt outstanding in accordance with the terms of the Company's debt agreements.

     Income taxes for the three months ended September 30, 1996 were $24 thousand compared to $0.4 million for the comparable period in the prior year. The decrease in tax expense resulted from the decrease in taxable income.

     Net loss was $0.5 million for the three months ended September 30, 1996 compared to net income of $0.1 million for the three months ended September 30, 1995. The change is primarily attributable to the increased advertising expenditures and lower gross profit from Marketplace product sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million undrawn revolving credit facility. The term loans bear interest at floating rates and are to be repaid over five years. The Company has repaid $1.5 million of these loans in the three months ended September 30, 1996 and $7.7 million since January 1, 1995. No borrowings were made under the revolving credit facility during the three months ended September 30, 1996. The Company has funded the interest and debt repayments for the bank debt and the notes through cash flow from operations. The Company has obtained a waiver under the bank credit agreement deferring compliance with certain covenants at September 30, 1996. The Company is currently in discussions with its lenders under the bank credit agreement regarding changes to certain covenants. Management expects that the Company and such lenders will enter into an amendment to the bank credit agreement amending such covenants.

     For the three months ended September 30, 1996, the Company experienced a net increase in cash of $51 thousand compared to a net decrease of $0.8 million for the comparable period in the prior year.

     Cash provided by operating activities was $3.0 million for the three months ended September 30, 1996 compared to cash used of $0.1 million for the three months ended September 30, 1995. The increase resulted primarily from the timing of receivables settlement due to the timing of the quarter end. Depreciation and amortization, excluding amortization of deferred financing costs, was $3.6 million for the three months ended September 30, 1996 and $3.5 million for the three months ended September 30, 1995.

     Cash used in investing activities, consisting solely of capital expenditures, was $1.4 million for the three months ended September 30, 1996 compared to $0.5 million for the three months ended September 30, 1995. Cash used in financing activities was $1.5 million for the three months ended September 30, 1996 compared to $0.2 million for the three months ended September 30, 1995. The cash used in the three months ended September 30, 1996 reflects the payment of principal on the term loans. The cash used in the three months ended September 30, 1995 reflects payment of principal on the term loans partially offset by the cash receipts from capital stock transactions.

     In September 1996, based on a preliminary study of the Company's defined benefit pension plan, the Company determined that it will discontinue accruing benefits under the plan effective December 31, 1996. The Company expects to replace benefits under the current plan with a program which partially matches employees' contributions to a 401(k) program. While the impact of this change has not been fully determined, it is anticipated that implementation of the new plan will: (i) reduce operating expenses; (ii) reduce accrued pension obligations; and (iii) reduce cash payments required to fund the retirement benefit plan.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On July 25, 1996, KPMG Peat Marwick LLP was re-appointed as the Company's independent accountants for the 1997 fiscal year and the following people were elected as directors of the Company by stockholder written consent: Richard C. Perry (Chairman), Tiffany Faircloth, Veronica Ho, William P. Phelan, Geoffrey
S. Rehnert, Gary K. Silberberg, Alexander Troy, Margaret C. Whitman and Marc B. Wolpow

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.                          Description
 -----------                          -----------

    10 Waiver to Credit Agreement, dated as of September 12, 1996, among the Company,
                                Florists' Transworld Delivery, Inc., the various lending institutions party thereto and Bankers Trust Company, as Agent.

    11                          Computation of Earnings Per Share

    27                          Financial Data Schedule


(b)  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 1996.


                        FTD CORPORATION



                  By:   /s/ Douglas L. Hagemann
                            --------------------------------------------------
                            Douglas L. Hagemann
                            Director of Finance and Treasurer
                            (Principal financial officer authorized to sign on behalf of registrant)

                                 EXHIBIT INDEX


                                                                               Paper (P)
Exhibit                                                                          or
Number                  Description                                            Electronic (E)
------                  -----------                                           ---------------
  10                    Waiver to Credit Agreement, dated as of
                        September 12, 1996, among the Company,
                        Florists' Transworld Delivery, Inc., the various
                        lending institutions party thereto and Bankers
                        Trust Company, as Agent.                                      E

  11                    Computation of Earnings Per Share                             E

  27                    Financial Data Schedule                                       E