Form 10-Q
period 1996-12-31
FTD CORP
filed 1997-02-11
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                             Commission File Number
                                    33-91582
                                    --------

                                FTD CORPORATION
                                ---------------
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                    13-3711271
-------------------------------                    --------------------
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

     As of February 10, 1997, there were outstanding 6,124,539 shares of the Registrant's class A common stock, par value $.01 per share, and 1,566,686 shares of the Registrant's class B common stock, par value $.0005 per share.

                                FTD CORPORATION

                                     INDEX


                                                                            PAGE
                                                                            ----
Part I.   Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Statements of Financial Position at
                 December 31, 1996 and June 30, 1996                           3

             Consolidated Statements of Operations

                 For the Three Months Ended December 31, 1996 and 1995         4

                 For the Six Months Ended December 31, 1996 and 1995           5

             Consolidated Condensed Statements of Cash Flows for the
             Six Months Ended December 31, 1996 and 1995                       6

             Notes to Consolidated Financial Statements                      7-8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-11

Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K                                12

Signatures                                                                    13

Exhibit Index                                                                 14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FTD CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                 December 31,
                                                                                    1996           June 30,
                                                                                 (Unaudited)         1996
                                                                                 -----------       --------
                        ASSETS                                                         (In Thousands)
Current assets:
  Cash and cash equivalents                                                        $ 28,865        $ 26,650
  Accounts receivable, less allowance for doubtful accounts
    of $1,628 at December 31, 1996 and $1,412 at June 30, 1996                       36,216          24,080
  Inventories, principally finished goods, net                                       19,414          12,467
  Other current assets                                                                9,381           7,287
                                                                                   --------        --------
            Total current assets                                                     93,876          70,484
Property and equipment, less accumulated depreciation
   of $20,152 at December 31, 1996 and $15,158 at June 30, 1996                      31,541          35,328
Other noncurrent assets:
  Other noncurrent assets                                                             6,732           6,856
  Goodwill and other intangible assets, less accumulated amortization
    of $6,565 at December 31, 1996 and $4,874 at June 30, 1996                       81,453          83,414
                                                                                   --------        --------
            Total other noncurrent assets                                            88,185          90,270
                                                                                   --------        --------
            Total assets                                                           $213,602        $196,082
                                                                                   ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                             $ 10,982        $  8,496
  Accounts payable                                                                   46,958          28,359
  Accrued member incentive programs                                                  14,666          12,949
  Accrued severance and related costs                                                   847           1,319
  Other accrued liabilities                                                           5,925           6,059
  Unearned income and members' deposits                                              12,568          10,584
                                                                                   --------        --------
            Total current liabilities                                                91,946          67,766
Long-term debt                                                                       82,448          87,781
Employee benefit obligations                                                         11,565          11,223
Minority interest in subsidiary                                                         140             171
Stockholders' equity:
  Common stock:
    Class A                                                                              62              62
    Class B                                                                               1               1
  Paid-in capital                                                                    35,607          35,607
  Retained deficit                                                                   (7,985)         (6,274)
  Notes receivable                                                                        -            (128)
  Treasury stock                                                                       (182)           (127)
                                                                                   --------        --------
            Total stockholders' equity                                               27,503          29,141
                                                                                   --------        --------
            Total liabilities and stockholders' equity                             $213,602        $196,082
                                                                                   ========        ========



See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                 Three Months      Three Months
                                                                     Ended             Ended
                                                                  December 31,      December 31,
                                                                     1996             1995
                                                                 -------------     -------------
                                                              (In Thousands, except per share data)
Revenues:
  Marketplace                                                      $11,055           $16,898
  Clearinghouse                                                      9,992            10,791
  Mercury Network                                                    9,902             8,353
  Other                                                             10,691             9,823
                                                                   -------           -------
      Total revenues                                                41,640            45,865
                                                                   -------           -------

Costs:
  Products and distribution                                          8,400            11,334
  Floral order transmissions and processing services                 7,112             7,543
  Member programs                                                    8,908             9,731
                                                                   -------           -------
      Total costs of goods sold & services provided                 24,420            28,608

  Selling, general and administrative                               15,803            18,720
                                                                   -------           -------

      Income (loss) from operations                                  1,417            (1,463)

  Interest (income)                                                   (313)             (333)
  Interest expense                                                   3,255             3,428
                                                                   -------           -------

      Income (loss) before income taxes and
        minority interest                                           (1,525)           (4,558)

  Income taxes (benefit)                                              (344)           (1,466)
  Minority interest in loss of subsidiary                              (19)              (25)
                                                                   -------           -------

      Net income (loss)                                            $(1,162)          $(3,067)
                                                                   =======           =======

  Primary and fully diluted earnings (loss) per share              $ (0.15)          $ (0.43)





See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                  Six Months        Six Months
                                                                    Ended             Ended
                                                                 December 31,      December 31,
                                                                     1996             1995
                                                                 ------------      ------------
                                                            (In Thousands, except per share data)
Revenues:
  Marketplace                                                      $24,694           $31,798
  Clearinghouse                                                     16,618            18,098
  Mercury Network                                                   18,400            15,574
  Other                                                             18,995            16,931
                                                                   -------           -------
      Total revenues                                                78,707            82,401
                                                                   -------           -------

Costs:
  Products and distribution                                         17,861            21,336
  Floral order transmissions and processing services                14,192            14,203
  Member programs                                                   15,720            16,040
                                                                   -------           -------
      Total costs of goods sold & services provided                 47,773            51,579

  Selling, general and administrative                               27,116            28,633
                                                                   -------           -------

      Income from operations                                         3,818             2,189

  Interest (income)                                                   (658)             (632)
  Interest expense                                                   6,537             6,877
                                                                   -------           -------

      Income (loss) before income taxes and
        minority interest                                           (2,061)           (4,056)

  Income taxes (benefit)                                              (321)           (1,061)
  Minority interest in earnings (loss) of subsidiary                   (30)              (32)
                                                                   -------           -------

      Net income (loss)                                            $(1,710)          $(2,963)
                                                                   =======           =======

  Primary and fully diluted earnings (loss) per share              $ (0.22)          $ (0.42)





See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                       Six Months       Six Months
                                                                          Ended            Ended
                                                                       December 31,     December 31,
                                                                          1996             1995
                                                                       ------------     ------------
                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by (used in) operating activities               $ 7,233          $10,504

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (2,086)          (1,701)
                                                                         -------          -------
       Net cash used in investing activities                              (2,086)          (1,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                           (3,005)          (1,757)
   Issuance (repurchase) of common stock                                     (55)             683
   Payments on notes receivable                                              128              124
                                                                         -------          -------
       Net cash used in financing activities                              (2,932)            (950)

   Effect of exchange rate changes on cash                                     -               11
                                                                         -------          -------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                         2,215            7,864

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                     26,650           24,482
                                                                         -------          -------
  END OF PERIOD                                                          $28,865          $32,346
                                                                         =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Interest paid                                                         $ 6,020          $ 6,016
                                                                         =======          =======

   Income taxes paid                                                     $   148          $   119
                                                                         =======          =======



See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  Basis of Presentation

     The unaudited consolidated financial statements at December 31, 1996, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes
for the year ended June 30, 1996.   In the opinion of Company management, all
adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in the Company's business, operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that might be expected for the year ended June 30, 1997.

     Certain amounts in the December 31, 1995 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

NOTE 2.   Accrued Severance and Related Costs

     The following table reflects the changes to accrued severance and related costs for the six months ended December 31, 1996 (in thousands):

                          Balance                         Balance
                            at                               at
                          June 30,      Costs           December 31,
                           1996          Paid               1996
                          -------       -----           ------------
Severance benefits         $1,050        $462               $588
Relocation costs               79           0                 79
Other                         190          10                180
                           ------        ----               ----
      Total                $1,319        $472               $847
                           ======        ====               ====

                                   FTD CORP



NOTE 3.  Capital Transactions

     During the three months ended December 31, 1996, the Company repurchased into treasury 3,100 shares and reissued 200 shares of class A common stock at a net cost of approximately $16,085. In addition, pursuant to the terms of the Company's 1994 Stock Award and Incentive Plan, options to purchase 255,000 class A shares previously granted, were cancelled.

Note 4.  Earnings Per Share

     Primary and fully diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 7,693,687 for the three month period and 7,697,195 for the six month period ended December 31, 1996 and 7,040,178 for the three month and 6,989,239 for the six month periods ended December 31, 1995.

Note 5.  Pension Costs

     During the quarter ended December 31, 1996, the level of lump sum distributions made to participants in the Company's defined benefit pension plan caused a partial pension plan settlement, resulting in the recognition of a pre-tax pension settlement gain of $429,000. As virtually all of these distributions were accrued as part of the purchase price allocation in connection with the Merger, the settlement gain was accounted for as a reduction of goodwill as of December 31, 1996.

Note 6.  Subsequent Events

     The Company has established a new 401(k) savings plan for all its employees to replace certain benefits eliminated under its defined benefit pension plan.
Effective January 1, 1997,   amendments to the Company's defined benefit pension
plan included the elimination of accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of approximately $2,665,000 is expected to be recognized in income during the quarter ending March 31, 1997.

     On January 3, 1997 the Board of Directors approved a plan to consolidate corporate staff and operations into one facility, which should enable the Company to improve program execution and to help achieve the Company's goal to better serve its customers, the independent retail florists, and to support their future success. The operations in Southfield, Michigan and Boston, Massachusetts will be consolidated into the Company's Downers Grove, Illinois facility. Non-recurring charges expected to be incurred in the quarter ended March 31, 1997, in connection with the consolidation include severance, employee retraining and relocation, asset impairment losses, and related consulting and other costs. A final estimate of such costs has not yet been determined, but is expected to range from $3,500,000 to $4,500,000 on a pre-tax basis.

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

     The following is a discussion of changes in the Company's financial condition and results of operations for the three and six month periods ended December 31, 1996 compared with the corresponding periods of 1995.

     The Company generates its revenue from four principal areas of operation. Marketplace represents the Company's wholesale distribution of non-perishable hardgoods to retail florists in North America. The Company's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and the Company receives a percentage of the sales price for the service. Mercury Network is the Company's proprietary telecommunications network used by florists to transmit floral orders through Florists' Transworld Delivery, Inc. or competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

     Revenue decreased by $4.2 million, or 9.2%, to $41.6 million for the three months ended December 31, 1996, compared to $45.9 million for the three months ended December 31, 1995. Mercury Network revenue increased $1.5 million due to increased transmissions revenue, other wire services revenue and sales of Advantage floral business systems. Other revenue experienced a net increase of $0.9 million, substantially the result of increased 1-800-SEND-FTD order volume. Marketplace revenue experienced a net decrease of $5.9 million primarily due to lower sales volume of holiday products. Clearinghouse revenue decreased by $0.8 million, which resulted from a decline in the volume of floral orders cleared through FTD.

     The cost of goods sold and services provided decreased by $4.2 million, or 14.6%, to $24.4 million for the three months ended December 31, 1996 from $28.6 million for the three months ended December 31, 1995. The change resulted primarily from lower cost of sales of Marketplace products as well as lower costs for the member incentive program. This decrease was offset by increased costs associated with the sale of Advantage floral business systems. As a percent of revenue, cost of goods sold and services provided decreased to 58.7% for the three months ended December 31, 1996 from 62.3% for the three months ended December 31, 1995.

     Selling, general and administrative expenses decreased by $2.9 million, or 15.7% for the three months ended December 31, 1996 compared to the same period in 1995. The decrease is primarily due to the Company's investment in increased advertising and promotional expenditures for the comparable 1995 period.

     Interest expense for the three months ended December 31, 1996 was $3.2 million as compared to $3.4 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

     Income taxes for the three months ended December 31, 1996 were a benefit of $0.3 million compared to $1.5 million for the comparable period in the prior year. The change resulted from the change in taxable income (loss).

     Net loss was $1.2 million for the three months ended December 31, 1996, an improvement of $1.9 million, or 62.1%, from a loss of $3.1 million for the three months ended December 31, 1995. The change is attributable to the factors previously discussed.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1995

     Revenue decreased by $3.7 million, or 4.5%, to $78.7 million for the six months ended December 31, 1996, compared to $82.4 million for the six months ended December 31, 1995. Mercury Network revenue increased $2.8 million due to increased transmissions revenue, other wire services revenue and sales of Advantage floral business systems. Other revenue experienced a net increase of $2.1 million, substantially the result of increased 1-800-SEND-FTD order volume. Marketplace revenue decreased by a net amount of $7.1 million from the prior period due to lower sales volume of holiday products partially offset by increased sales of gourmet baskets and greeting cards in the six month period. Clearinghouse revenue decreased by $1.5 million which resulted from a decline in the volume of floral orders cleared through FTD.

     The cost of goods sold and services provided decreased by $3.8 million, or 7.4%, to $47.8 million for the six months ended December 31, 1996 from $57.6 million for the six months ended December 31, 1995. The decrease in cost of
goods sold is the result of lower cost of sales of   Marketplace products as
well as lower costs for the member incentive program. This decrease was offset by increased costs associated with the sale of Advantage floral business systems. As a percent of revenue, cost of goods sold and services provided decreased to 60.7% for the six months ended December 31, 1996 from 62.6% for the six months ended December 31, 1995.

     Selling, general and administrative expenses decreased by $1.5 million, or 5.3% for the six months ended December 31, 1996 compared to the same period in 1995. The decrease is primarily due to the Company's investment in increased advertising and promotional expenditures for the comparable 1995 period. This decrease was offset partially by an increase in general and administrative expenses due to the Company's relocation and/or consolidation efforts, recruiting fees and other costs.

     Interest expense for the six months ended December 31, 1996 was $6.5 million as compared to $6.9 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

     Income taxes for the six months ended December 31, 1996 were a benefit of $0.3 million compared to $1.1 million for the comparable period in the prior year. The change resulted from the change in taxable income (loss).

     Net loss was $1.7 million for the six months ended December 31, 1996, an improvement of $1.3 million, or 42.3%, from a loss of $3.0 million for the six months ended December 31, 1995. The change is attributable to the factors previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million undrawn revolving credit facility. The term loans bear interest at floating rates and are to be repaid over five years. The Company has repaid $3.0 million of these loans in the six months ended December 31, 1996. No borrowings were made under the revolving credit facility during the six months ended December 31, 1996. The Company has funded the interest and debt repayments for the bank debt and notes through cash flow from operations.

     For the six months ended December 31, 1996, cash flow reflected a net increase in cash of $2.2 million, as compared to a $7.9 million increase in cash for the six months ended December 31, 1995.

     Cash provided by operating activities was $7.2 million for the six months ended December 31, 1996 compared to $10.5 million for the six months ended December 31, 1995. Depreciation and amortization was $7.2 million for the six months ended December 31, 1996 and $7.1 million for the six months ended December 31, 1995.

     Cash used in investing activities, consisting solely of capital expenditures, was $2.1 million for the six months ended December 31, 1996 compared to $1.7 million for the six months ended December 31, 1995. Cash used in financing activities, reflecting the payment of principal on the term loans partially offset by capital stock transactions, was $2.9 million for the six months ended December 31, 1996 compared to $0.9 million for the six months ended December 31, 1995. The Company has agreed to repurchase 116,000 shares of Class A Common Stock in future periods, for an aggregate purchase price of $617,000, from a former executive under terms allowed by its debt agreement.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.                       Description
 -----------                       -----------
    10 (a)                   Amendment No. 1 to Employment Agreement.

    10 (b)                   Third Amendment to Credit Agreement.

    11                       Computation of Earnings Per Share.

    11.1                     Computation of Earnings Per Share.

    27                       Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of February, 1997.


                                FTD CORPORATION

                         By:    /s/  Douglas L. Hagemann
                                ------------------------------------
                                Douglas L. Hagemann
                                Vice President Finance and Treasurer
                                (Principal financial officer and officer
                                duly authorized to sign on behalf of registrant)

                                 *EXHIBIT INDEX



                                                                    Paper (P)
Exhibit                                                                or
Number                  Description                               Electronic (E)
-------                 -----------                               --------------

 10 (a)                 Amendment No. 1 to Employment Agreement.        E

 10 (b)                 Third Amendment to Credit Agreement.            E

 11                     Computation of Earnings Per Share               E

 11.1                   Computation of Earnings Per Share               E

 27                     Financial Data Schedule                         E