Form 10-Q
period 1997-03-31
FTD CORP
filed 1997-05-15
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
                          ----------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---
     As of May 14, 1997, there were outstanding 6,124,539 shares of the Registrant's class A common stock, par value $.01 per share, and 1,566,686 shares of the Registrant's class B common stock, par value $.0005 per share.

                                FTD CORPORATION

                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
Part I.       Financial Information

  Item 1.     Financial Statements

              Consolidated Condensed Statements of Financial Position at
                March 31, 1997 and June 30, 1996                                                   3

              Consolidated Condensed Statements of Operations
                For the Three and Nine Month periods Ended March 31, 1997 and 1996                 4

              Consolidated Condensed Statements of Cash Flows for the
              Nine Month periods Ended March 31, 1997 and 1996                                     5

              Notes to Consolidated Financial Statements                                           6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  9

Part II. Other Information

  Item 6.     Exhibits and Reports on Form 8-K                                                    13

Signatures                                                                                        14

Exhibit Index                                                                                     15



                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                FTD Corporation
                  CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                (IN THOUSANDS)


                                                                             March 31,        June 30,
                                                                               1997             1996
                        ASSETS                                              (Unaudited)
                                                                             ---------        --------
                        ------
Current assets:
  Cash and cash equivalents                                                  $ 34,082         $ 26,650
  Accounts receivable, less allowance for doubtful accounts
    of $1,917 at March 31, 1997 and $1,412 at June 30,1996                     24,066           24,080
  Inventories, principally finished goods, net                                 14,217           12,467
  Other current assets                                                          8,829            7,287
                                                                             --------         --------
            Total current assets                                               81,194           70,484
Property and equipment, less accumulated depreciation
   of $22,690 at March 31, 1997 and $15,158 at June 30, 1996                   29,196           35,328
Other noncurrent assets:
  Other noncurrent assets                                                       6,096            6,856
  Goodwill and other intangible assets, less accumulated amortization
    of $7,410 at March 31, 1997 and $4,874 at June 30, 1996                    80,607           83,414
                                                                             --------         --------
            Total other noncurrent assets                                      86,703           90,270
                                                                             --------         --------
            Total assets                                                     $197,093         $196,082
                                                                             ========         ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                       $ 11,211          $ 8,496
  Accounts payable                                                             31,475           28,359
  Accrued member incentive programs                                            13,834           12,949
  Accrued severance and related costs                                           1,738            1,319
  Other accrued liabilities                                                     7,741            6,059
  Unearned income and members' deposits                                        12,206           10,584
                                                                             --------         --------
            Total current liabilities                                          78,205           67,766
Long-term debt                                                                 79,558           87,781
Postretirement benefits                                                         6,723            7,162
Accrued pension obligations                                                     1,383            4,061
Deferred income taxes                                                           1,287               --
Minority interest in subsidiary                                                   164              171
Stockholders' equity:
  Common stock:
    Class A                                                                        62               62
    Class B                                                                         1                1
  Paid-in capital                                                              35,607           35,607
  Accumulated earnings (deficit)                                               (5,715)          (6,274)
  Notes receivable                                                                  0             (128)
  Treasury stock                                                                 (182)            (127)
                                                                             --------         --------
            Total stockholders' equity                                         29,773           29,141
                                                                             --------         --------
            Total liabilities and stockholders' equity                       $197,093         $196,082
                                                                             ========         ========


         See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months   Three Months        Nine Months         Nine Months
                                                              Ended          Ended               Ended               Ended
                                                             March 31,      March 31,           March 31,           March 31,
                                                               1997           1996                1997                1996
                                                            -----------    ----------          -----------         -----------
Revenues:
  Marketplace                                                $18,837       $17,960               $ 43,531            $ 49,758
  Clearinghouse                                                8,630         8,855                 25,248              26,953
  Mercury Network                                              9,298         8,316                 27,698              23,876
  Other                                                       11,076         9,663                 30,527              26,608
                                                             -------       -------               --------            --------
      Total revenues                                          47,841        44,794                127,004             127,195
                                                             -------       -------               --------            --------
Costs:
  Products and distribution                                   12,354        12,395                 30,215              33,931
  Floral order transmissions and processing services           7,450         7,920                 21,643              21,987
  Member programs                                              7,411         7,547                 23,585              23,587
                                                             -------       -------               --------            --------
      Total costs of goods sold & services provided           27,215        27,862                 75,443              79,505

  Selling, general and administrative                         13,884        14,589                 40,999              43,157
                                                             -------       -------               --------            --------
      Income from operations                                   6,742         2,343                 10,562               4,533

  Interest (income)                                             (360)         (370)                (1,018)             (1,002)
  Interest expense                                             3,206         3,337                  9,744              10,215
                                                             -------       -------               --------            --------
      Income (loss) before income taxes and
        minority interest                                      3,896          (624)                 1,836              (4,680)

  Income taxes expense (benefit)                               1,604           (11)                 1,284              (1,072)
  Minority interest in income (loss) of subsidiary                22            14                     (7)                (18)
                                                             -------       -------               --------            --------
      Net income (loss)                                      $ 2,270         ($627)              $    559             ($3,590)
                                                             =======       =======               ========            ========
  Primary and fully diluted earnings (loss) per share        $  0.30        ($0.09)              $   0.07              ($0.51)





         See accompanying notes to consolidated financial statements.
                                       4

                                FTD CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                               Nine Months   Nine Months
                                                  Ended         Ended
                                                March 31,     March 31,
                                                  1997          1996
                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by operating activities   $15,511      $ 1,844

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (2,339)      (3,246)
                                                   -------      -------
       Net cash used in investing activities        (2,339)      (3,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                     (5,751)      (3,260)
   Issuance (repurchase) of common stock               (55)         654
   Payments on notes receivable                        128          149
                                                   -------      -------
       Net cash used in financing activities        (5,678)      (2,457)

Effect of exchange rate changes on cash                (62)          15
                                                   -------      -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   7,432       (3,844)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                               26,650       24,482
                                                   -------      -------
  END OF PERIOD                                    $34,082      $20,638
                                                   =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Interest paid                                   $ 6,610      $ 7,045
                                                   =======      =======
   Income taxes paid                               $   194      $   158
                                                   =======      =======



          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation

     The unaudited consolidated financial statements at March 31, 1997, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes
for the year ended June 30, 1996.   In the opinion of FTD management, all
adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that might be expected for the year ended June 30, 1997.

     Certain amounts in the March 31, 1996 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

Note 2.   Restructuring Costs

     On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which should enable FTD to improve program execution and to help achieve FTD's goal to better serve its customers. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings, in the Southfield, Michigan were sold at book value in a transaction which closed on April 21, 1997. The economic impact of this facility consolidation plan was estimable prior to March 31, 1997, and therefore, the direct costs associated with the plan were appropriately recognized in the three month period ending March 31, 1997. FTD's bank credit agreement requires FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs will be reduced. In accordance with EITF Consensus no. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $2.3 million were recognized in selling, general
and administrative costs in the three month period ended March 31, 1997.   The
severance cost results from the planned termination of approximately 183 employees, who performed all the corporate and operating functions at the Southfield and Boston locations, of which approximately 164 employees had been terminated as of March 31, 1997.

     The following table reflects the changes to accrued severance, asset impairment loss, and other reserves for the nine month period ended March 31, 1997 (in thousands):


                                              Additional
                                              reserves due                   Balances
                              Balances           to                             at
                                 at          consolidation      Costs         March
                              June 30,        of facilities     paid         31, 1997
                              -------        -------------      ----        --------
Severance benefits            $1,319             $1,292         $873          $1,738
Asset impairment loss              0                763           31             732
Other                              0                277           10             267
                              ------             ------         ----          ------
        Total                 $1,319             $2,332         $914          $2,737
                              ======             ======         ====          ======

Note 3.  Capital Transactions

     During the three month period ended March 31, 1997, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 45,500 class A shares were granted. In addition, options to purchase 149,500 class A shares previously granted, were canceled.

Note 4.  Earnings Per Share

     Primary and fully diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 7,693,175 for the three month period and 7,695,875 for the nine month period ended March 31, 1997 and 7,019,254 for the three month and 6,998,189 for the nine month periods ended March 31, 1996.

Note 5.  Employee Benefit Obligations

     FTD has established a new 401(k) savings plan for all of its eligible employees to replace certain benefits eliminated under its defined benefit
pension plan.  Effective January 1, 1997,   amendments to FTD's defined benefit
pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $2.7 million was recognized in income as a reduction in selling, general and administrative costs during the three month period ended March 31, 1997.

     The consolidation of corporate staff and operations into one facility, together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and FTD's corresponding liability for certain post retirement benefits. These terminations caused a decrease in FTD's post retirement obligation and generated a pretax gain of $0.8 million which was recorded in the three month period ended March 31, 1997, as a reduction in selling, general and administrative expenses. In addition, FTD amended its post retirement benefit plan effective January 1, 1997, and will no longer provide such benefits to employees hired after January 1, 1997.

     The consolidation into one facility and the above described voluntary and involuntary employee terminations could also result in a partial settlement of FTD's defined benefit pension plan. Although FTD cannot currently estimate the number of terminated employees who will request an immediate cash distribution from the plan or the amount of cash distributions to be paid to such employees by June 30, 1997, FTD expects to recognize a settlement gain in the three month period ending June 30, 1997.

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

     The following is a discussion of changes in FTD's financial condition and results of operations for the three and nine month periods ended March 31, 1997 compared with the corresponding periods of 1996.

     FTD generates its revenue from four principal areas of operation. Marketplace represents FTD's wholesale distribution of non-perishable hardgoods to retail florists in North America. FTD's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and FTD receives a percentage of the sales price for the service. Mercury Network is FTD's proprietary telecommunications network used by florists to transmit floral orders through FTD or other competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996.

     Revenue increased by $3.0 million, or 6.8%, to $47.8 million for the three month period ended March 31, 1997, compared to $44.8 million for the three month period ended March 31, 1996. Mercury Network revenue increased $1.0 million due to increased sales of Advantage floral business systems, and transmissions revenue. Other revenue experienced a net increase of $1.4 million, substantially the result of increased 1-800-SEND-FTD order volume and publications revenue. Marketplace revenue experienced a net increase of $0.9 million primarily due to increased sales volume of holiday products resulting from the timing of Marketplace sales promotions. Clearinghouse revenues decreased by $0.2 million, which resulted from a decline in the volume of floral orders cleared through FTD. The timing of the Easter holiday increased revenues in Mercury Network, the Clearinghouse and 1-800-SEND-FTD by approximately $0.2, $0.4 and $0.2 million respectively.

     The cost of goods sold and services provided decreased by $0.6 million, or 2.3%, to $27.2 million for the three month period ended March 31, 1997 from $27.9 million for the three month period ended March 31, 1996. As a percent of revenue, cost of goods sold and services provided decreased to 56.9% for the three month period ended March 31, 1997, from 62.2% for the three month period ended March 31, 1996. The decrease in cost is substantially due to improvements in customer service operations.

     Selling, general and administrative expenses decreased $0.7 million for the three month period ended March 31, 1997 compared to the same period in 1996. General and administrative expenses decreased $3.9 million primarily due to a pension curtailment gain of $2.7 million and a $0.8 million post retirement gain. These gains were offset by increased costs of $3.0 million due to FTD's facility consolidation efforts, and other related actions.

     Interest expense for the three month period ended March 31, 1997 was $3.2 million as compared to $3.3 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

     Income taxes for the three month period ended March 31, 1997 were $1.6 million compared to a small tax benefit for the comparable period in the prior year. The change resulted from the increase in taxable income (loss).

     Net income was $2.2 million for the three month period ended March 31, 1997, an improvement of $2.8 million, from a loss of $0.6 million for the three month period ended March 31, 1996. The change is attributable to the factors previously discussed.

NINE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1996

     Revenue decreased by $0.2 million, to $127.0 million for the nine month period ended March 31, 1997, compared to $127.2 million for the nine month period ended March 31, 1996. Mercury Network revenue increased $3.8 million due to increased transmissions revenue, and increased sales of Advantage floral business systems. Other revenue experienced a net increase of $3.9 million, substantially the result of increased 1-800-SEND-FTD order volume and
publications revenue.   Marketplace revenue decreased by a net amount of $6.2
million from the prior period due to lower sales volume of holiday products. Clearinghouse revenue decreased by $1.7 million which resulted from a decline in the volume of floral orders cleared through FTD.

     The cost of goods sold and services provided decreased by $4.1 million, or 5.1%, to $75.4 million for the nine month period ended March 31, 1997, from $79.5 million for the nine month period ended March 31, 1996. This is primarily the result of lower cost of goods sold related to the Marketplace revenue discussed above. In addition, FTD realized cost reductions resulting from improvements in customer service operations. As a percent of revenue, cost of goods sold and services provided decreased to 59.1% for the nine month period ended March 31, 1997, from 62.5% for the nine month period ended March 31, 1996.

     Selling, general and administrative expenses decreased by $2.2 million, or 5.0% for the nine month period ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to FTD's investment in increased advertising and promotional expenditures for the comparable 1996 period. General and administrative expenses decreased $3.9 million primarily due to a pension curtailment gain of $2.7 million and a $0.8 million post retirement curtailment gain. These gains were offset by the increased costs of $3.0 million due to FTD's facility consolidation efforts, and other related actions.

     Interest expense for the nine month period ended March 31, 1997, was $9.7 million as compared to $10.2 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

     Income taxes for the nine month period ended March 31, 1997, were $1.3 million compared to a benefit of $1.1 million for the comparable period in the prior year. The change resulted from the increase in taxable income (loss).

     Net Income was $0.6 million for the nine month period ended March 31, 1997, an improvement of $4.2 million, from a loss of $3.6 million for the nine month period ended March 31, 1996. The change is attributable to the factors previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

     FTD has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million revolving credit facility, which has not been utilized to date. The term loans bear interest at floating rates and are to be repaid over five years. FTD has repaid $5.8 million of these loans in the nine month period ended March 31, 1997. On April 21,1997, FTD paid down $6.2 million of the term loan with the net proceeds from the sale of its Southfield, Michigan building, as required by its bank credit agreement. FTD has funded the interest and debt repayments for the bank debt and notes through cash flow from operations.

     For the nine month period ended March 31, 1997, FTD generated cash in the amount of $7.4 million, as compared to a $3.8 million decrease in cash for the nine month period ended March 31, 1996.

     Cash provided by operating activities was $15.5 million for the nine month period ended March 31, 1997, compared to $1.8 million for the nine month period ended March 31, 1996. Depreciation and amortization was $10.7 million for the nine month period ended March 31, 1997, and $11.6 million for the nine month period ended March 31, 1996. The increase in cash, in addition to improved operating results, is primarily due to the timing of the Easter holiday credit card transactions which also reduces accounts receivable and increases accounts payable of FTD's floral customers.

     Cash used in investing activities, consisting solely of capital expenditures, was $2.3 million for the nine month period ended March 31, 1997 compared to $3.2 million for the nine month period ended March 31, 1996. Cash used in financing activities, primarily reflecting the payment of principal on the term loans was $5.7 million for the nine month period ended March 31, 1997 compared to $2.5 million for the nine month period ended
March 31, 1996. FTD has agreed to repurchase 116,618 shares of Class A Common Stock for an aggregate purchase price of $667,426, from a former executive under terms allowed by its debt agreement. On April 22, 1997, 45,689 of these shares were repurchased for $241,848.

     On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which should enable FTD to improve program execution and to help achieve FTD's goal to better serve its customers. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings, in the Southfield, Michigan were sold at book value in a transaction which closed on April 21, 1997. The economic impact of this facility consolidation plan was estimable prior to March 31, 1997, and therefore, the direct costs associated with the plan were appropriately recognized in the three month period ending March 31, 1997. FTD's bank credit agreement requires FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs will be reduced. In accordance with EITF Consensus no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit and Activity" non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $2.3 million were recognized as liabilities as of
March 31, 1997.   Additional non-recurring expenses of $0.7 million were also incurred in connection with the consolidation resulting in a total of $3.0 million in non-recurring costs being recorded in the three month period ended March 31, 1997.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.                     Description
-----------                     -----------
   10                           Amendment No. 2 to Whitman Employment Agreement.

   11                           Computation of Earnings Per Share.

   11.1                         Computation of Earnings Per Share.

   27                           Financial Data Schedule.


(b)  Reports on Form 8-K

     FTD did not file any reports on Form 8-K during the three month period ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May, 1997.


                       FTD CORPORATION


                 By:   /s/  Douglas L. Hagemann
                       -----------------------------
                       Douglas L. Hagemann
                       Director of Finance and Treasurer
                       (Principal financial officer and officer duly authorized
                        to sign on behalf of registrant)

                                 EXHIBIT INDEX



                                                                    Paper (P)
      Exhibit                                                        or
      Number         Description                                 Electronic (E)
      -------        -----------                                 --------------
        10           Amendment No. 2 to Whitman Employment
                     Agreement.                                       E

        11           Computation of Earnings Per Share                E

        27           Financial Data Schedule                          E