Form 10-K405
period 1997-06-30
FTD CORP
filed 1997-09-29
CIK 944537

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997

COMMISSION FILE NUMBER 33-91582

                                FTD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3711271
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code (630) 719-7800

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Because no established public trading market exists for shares of the Registrant's voting stock, the aggregate market value of voting stock held by non-affiliates of the Registrant cannot be determined.

     As of September 25 , 1997, there were 6,035,470 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 1,566,686 shares of the Registrant's Class B Common Stock, par value $.0005 per share outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive information statement (to be filed pursuant to Regulation 14(C) for the 1997 Annual Meeting of Stockholders (the "Information Statement") are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.
================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     FTD Corporation ("FTD Corporation" or the "Registrant") was incorporated as a Delaware corporation on March 8, 1993. As used in this Report, the terms "Company" or "FTD" refer to FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc., a Michigan corporation (the "Operating Company"). All of the operations of FTD are conducted through the Operating Company.

     FTD is the world's largest floral services organization based on the number of members of FTD Association (as defined below) and affiliated organizations. FTD Association has a membership of approximately 21,000 retail florist shops primarily in the U.S. and Canada and, through affiliated or related organizations, approximately 32,000 additional retail florist shops in approximately 140 other countries. Through these members FTD offers consumers expedited delivery of high-quality FTD-branded products in the U.S. and Canada and non-branded floral products throughout most of the world.

     FTD promotes a worldwide brand based on the FTD Mercury Man logo, one of the most recognized corporate logos in the world according to consumer recognition studies. See "-- Marketing and Advertising." A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's technology-based transaction processing businesses, which include the Mercury Network, Clearinghouse, Advantage Software and Direct Access (1-800-SEND-FTD). In addition to the foregoing, FTD's operations include Marketplace and other businesses which support and enhance the retail floral industry. See "-- Operations."

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

     The Operating Company is the successor to a non-profit cooperative association founded by a group of retail florists in the United States in 1910. The Operating Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by FTD Corporation, of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among FTD Corporation, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of FTD Corporation. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

     FTD Corporation, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD nor the Operating Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Operating Company and FTD Association have entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), which governs the relationship between the Operating Company and FTD Association. Pursuant to the Mutual Support Agreement, among other things: (i) existing and future members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company's prices to members for specified services will not be increased above those charged on July 1, 1994 prior to December 19, 1997 (except for adjustments for inflation); (iv) payments by the Operating Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse are made to FTD Association; and (v) the Operating Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to the members of FTD Association.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (via television, radio, magazines and Sunday newspaper supplements) generally promotes FTD florists, FTD-branded products, 1-800-SEND-FTD and FTD Florists' Online Internet site (www.ftd.com). FTD coordinates cooperative advertising on a local basis with participating florists. FTD also provides FTD florists with advertising tools such as billboard paper, slicks for print advertising and television and radio tapes to be tagged with individual shop information. In addition, FTD provides FTD florists with customized direct mail pieces, in-shop merchandising materials and FTD Floral Selections, a counter display catalog featuring FTD products for all occasions.

     FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-branded floral arrangements which FTD florists clear through Clearinghouse and components of which are Marketplace's FTD-branded hardgoods; (ii) feature the FTD Mercury Man logo; and (iii) support the FTD retail florists generally by encouraging consumers to associate FTD professional florists with high-quality floral goods and outstanding customer service.

OPERATIONS

     For each transaction cleared by FTD, FTD's Clearinghouse operations collects the billing information from either the Mercury Network or the florist that fills the order locally (the "Receiving Florist") if the Mercury Network has not been used, and allocates funds among FTD, the florist with whom a customer places the delivery order (the "Sending Florist") and the Receiving Florist. Generally, orders received by the Receiving Florist by 2:00 p.m. will be delivered to the recipient in the same postal zip code on the same day. Floral orders between FTD florists are transmitted primarily by FTD's Mercury Network.

     FTD was initially formed to encourage flowers-by-wire transactions between member florists, but over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of FTD professional florists. Currently, FTD's primary operations are Marketplace, Clearinghouse, Mercury Network and Other (including Direct Access).

     The following table illustrates the percentage of total revenue generated by the Operating Company's major businesses as a percentage of total revenue for the three fiscal years ended June 30, 1995, 1996 and 1997:

                                                                1997     1996     1995
                                                                ----     ----     ----
REVENUE:
Marketplace.................................................     30.6%    34.8%    37.3%
Clearinghouse...............................................     21.1     22.3     23.8
Mercury Network.............................................     23.1     20.5     18.3
Other (including Direct Access).............................     25.2     22.4     20.6
                                                                -----    -----    -----
Total Revenue...............................................    100.0%   100.0%   100.0%
                                                                =====    =====    =====

     Marketplace. FTD's Marketplace is one of the largest wholesale suppliers of hardgoods to retail florists in the U.S. based on total sales. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. By capitalizing on FTD's sourcing expertise and volume purchases, Marketplace is able to provide FTD florists with a broad selection of products at attractive prices.

     Marketplace also enters into promotional partnerships to design, promote and sell FTD-branded products. To date, FTD has participated in partnerships with companies such as Gerber Products Company, Mars, Inc. and Disney Enterprises, Inc. For example, collectible containers featuring Winnie the Pooh and his friends have been developed for friendship, new baby, Christmas, Valentine's Day and Easter floral arrangements. M&M's have been included in the Sweet Surprise floral arrangement since 1993. The

Company believes that FTD's large retail network and brand recognition make it a valuable corporate partner for such ventures.

     Clearinghouse. FTD's Clearinghouse provides billing and collection services to both the Sending Florist and the Receiving Florist in flowers-by-wire transactions. In fiscal 1997, FTD cleared floral orders aggregating in excess of $492 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining a percentage of the sales price of orders sent through Clearinghouse.

     FTD is a joint venture participant in Interflora, Inc., a floral services organization with non-FTD member florists, which enables florists to transmit and receive orders outside the Americas.

     Mercury Network. FTD's Mercury Network is one of the largest proprietary telecommunications networks in the world, based on the total number of participating retail outlets, linking together FTD and approximately 16,400 of the 21,000 FTD florists. FTD's on-line florists may use the Mercury Network to transmit orders cleared through FTD or through competing clearinghouses and to send messages. In fiscal 1997, the Mercury Network transmitted approximately
14.5 million orders among U.S. and Canadian members.

     Direct Access. FTD's Direct Access business offers retail customers the opportunity to place orders directly with FTD by dialing a toll free number (1-800-SEND-FTD), through online services such as Compuserve or through FTD Florists' Online Internet site (www.ftd.com). Revenue from the Direct Access business is generated by FTD's receipt of a percentage of the sales price as the Sending Florist and a service charge from the consumer.

OTHER BUSINESSES

     FTD has developed several other businesses to support and enhance FTD florists' retail floral operations, including greeting cards, Advantage Software for florists' operations, publications, and credit card authorization and processing services.

     Renaissance Greeting Cards. Through Renaissance Greeting Cards, Inc. ("Renaissance"), a subsidiary of the Operating Company acquired in 1992, FTD produces greeting cards for special occasions and holidays which are sold in over 7,900 retail outlets nationwide. Renaissance cards are made using only recycled paper.

     Advantage Software. FTD offers FTD florists computer software, which operates on the Mercury computer system, that is customized to the needs of retail florists. The Advantage Plus software package provides a comprehensive range of payroll and accounting functions for the retail florist. In addition, the package was expanded in 1997 with modules which streamline the delivery process. These modules automatically calculate delivery rates, confirm accuracy of addresses, build efficient delivery routes, print delivery maps and capture recipient data for future marketing.

     FTD Directory & Toll Free Listings. FTD produces the FTD Directory & Toll Free Listings ("FTD Directory"), a directory of all current FTD florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults FTD Directory to identify a Receiving Florist. FTD Directory is published periodically and is supplied to FTD florists in printed form. FTD Directory is also available on CD-ROM.

     Credit Card Authorization and Processing. FTD offers processing of credit card transactions to participating FTD florists. By pooling the credit card transactions of such florists, FTD is able to secure more favorable terms on credit card transactions than they could secure individually. Credit card authorizations can be obtained by telephone, with a dedicated authorization terminal, or by using the accounting software offered to retail florists by FTD. FTD also provides an address verification system to minimize fraud, as well as statement and adjustment services. Revenue from FTD's credit card program is generated by a monthly subscriber fee and discounts charged for transactions.

SEASONALITY

     FTD generated 22.8%, 25.6%, 29.2% and 22.4% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1997, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1997. FTD's operating income also fluctuates over the course of the fiscal year, with FTD generating slightly more of its operating income in the fiscal quarters ending September 30 and March 31. This fluctuation is primarily attributable to (i) increased advertising and promotional expenditures during the holiday seasons in the fiscal quarters ending December 31 and June 30 and (ii) a Clearinghouse volume incentive program, which experiences higher expenses as a result of increased volume during these quarters. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo is a registered U.S. trademark which distinguishes FTD's services and products from those offered by others and appears on the shop window or door of each member. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Stay in Touch Bouquet," "Pick-Me-Up Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet," "Puzzle Fun Bouquet" and "Sweet Dreams Bouquet." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the FTD florists who have executed a Trademark Membership License Agreement with the Operating Company.

COMPETITION

     FTD's Clearinghouse operation has two primary competitors: American Floral Services, Inc. and Teleflora LLC ("Teleflora"). Both these competing services offers some products and services which are comparable to those offered by FTD and most FTD florists subscribe to at least one of these competing services. FTD's Clearinghouse processes more orders than any competing service.

     FTD's Marketplace operation competes in an extremely fragmented industry against a large number of wholesalers. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases.

     The primary competitor for the Direct Access (1-800-SEND-FTD) business is 1-800-FLOWERS, Inc. Several other less significant companies operate in the toll free and online services markets.

     The Operating Company is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America
v. Florists' Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits restricting FTD Association membership to florists who are not subscribers to a competing clearinghouse. The Consent Order expires on August 1, 2005.

EMPLOYEES

     As of June 30, 1997, FTD employed approximately 380 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.

ITEM 2. PROPERTIES

     FTD's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by FTD and are located in Downers Grove, Illinois. FTD leases office space through a subsidiary in

Sanford, Maine. FTD uses independent warehouse and distribution facilities in California, Ohio and Ontario, Canada for product distribution.

ITEM 3. LEGAL PROCEEDINGS

     On July 16, 1997, Teleflora instituted an arbitration proceeding against FTD in Southfield, Michigan. The arbitration was filed under the Commercial Arbitration Rules of the American Arbitration Association alleging that FTD breached a 1991 Agreement by which FTD provides certain Mercury Network services to Teleflora (the "1991 Agreement"). The specific claim is that FTD has failed to negotiate in good faith a new contract on expiration of the 1991 Agreement as required by its terms. Unspecified damages are alleged. FTD has filed an answering statement that denies the allegations made by Teleflora. FTD management believes that it has meritorious defenses to this action and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     On July 21, 1997, Teleflora filed a complaint against FTD in United States District Court for the Central District of California. On August 7, 1997, Teleflora filed a first amended and supplemental complaint in that action. The first amended and supplemental complaint contains six counts alleging monopolization and attempted monopolization in violation of Section 2 of the Sherman Act, discriminatory pricing in violation of Section 2 of the Clayton Act, unfair competition in violation of California Business and Professions Code Sections 17200 et seq., and a claim for breach of contract. The allegations pertain to the 1991 Agreement. Teleflora seeks compensatory and treble damages and declaratory relief, and has moved for a preliminary injunction. FTD management believes that it has meritorious defenses to this action, and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     FTD is involved in various other lawsuits and matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this report pursuant to instruction 3 to Item 401(b) of Regulation S-K:

                            NAME                                AGE       EXECUTIVE OFFICERS
                            ----                                ---       ------------------

Robert L. Norton............................................    50     President
Francis C. Piccirillo.......................................    47     Treasurer
Scott D. Levin..............................................    35     Secretary
Fred Johnson................................................    49     Executive Vice President
                                                                       Technology of the
                                                                       Operating Company
Rock A. Davis...............................................    42     Vice President
                                                                       Marketplace of the
                                                                       Operating Company

     Mr. Norton has been the President of FTD Corporation since January, 1997. Mr. Norton is currently the Chief Executive Officer, President and Director of the Operating Company. Mr. Norton joined the Operating Company in October 1996 as General Manager and became President and Chief Operating Officer in January 1997. From March 1993 until May 1996, Mr. Norton was Vice Chairman and Chief Financial Officer of

Fabri-Centers of America, Inc., a retail chain of fabric and craft stores. Mr. Norton received a B.S. from Cleveland State University in 1973.

     Mr. Piccirillo joined FTD Corporation as Treasurer in August 1997. Mr. Piccirillo is also Vice President and Chief Financial Officer of the Operating Company. Prior to that time, Mr. Piccirillo was Vice President/Treasurer of Fabri-Centers of America, Inc. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and an M.B.A. in 1973 from Gannon University. In addition, Mr. Piccirillo received a J.D. from Cleveland State University in 1976, and is a Certified Public Accountant.

     Mr. Levin joined FTD Corporation as Secretary in May 1996. Mr. Levin also served as Vice President of FTD Corporation from May 1996 to September 1997. Mr. Levin also serves as Vice President Administration, General Counsel and Secretary of the Operating Company. Prior to joining the Company, Mr. Levin practiced law with Schulte Roth & Zabel LLP specializing in corporate and securities transactions from April 1989 to April 1996. Mr. Levin received a B.A. in Political Science and Philosophy from Boston College in 1984 and a J.D. from The National Law Center of George Washington University in 1987.

     Mr. Johnson joined the Operating Company as Executive Vice President Technology in July 1997. Prior to that time, Mr. Johnson was Senior Vice President MIS for Fabri Centers of America, Inc. Mr. Johnson received a B.S. in engineering from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

     Mr. Davis is Vice President Marketplace of the Operating Company. Mr. Davis joined the Operating Company as Vice President Direct Access in April 1995. Previously, Mr. Davis was Senior Vice President of The Signature Group from June 1982 to July 1994. Prior to joining The Signature Group, Mr. Davis was in the Audit Division of Arthur Andersen & Company. Mr. Davis received a B.S. in General Management from Purdue University in 1977 and a Masters of Management from Northwestern University in 1986. Mr. Davis is a Certified Public Accountant.

     Executive Officers are selected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for FTD Corporation's common equity. As of September 25, 1997, there were approximately 1,800 holders of Class A Common Stock, par value $.01 per share, of FTD Corporation, and approximately five holders of Class B Common Stock, par value $.0005 per share, of FTD Corporation.

     FTD has not paid any dividends on its common equity since its inception, and it has no present intention of paying any such dividends. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of FTD, and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. In addition, under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Operating Company to or on behalf of FTD to fund certain operating expenses of FTD; (2) payments by the Operating Company to FTD pursuant to a tax sharing agreement between such parties as in effect on December 19, 1994 or any amendment thereto or replacement agreement thereof; (3) payments by the Operating Company to FTD to fund certain payments by FTD for management services provided to the Operating Company; (4) payments by the Operating Company to FTD to pay reasonable expenses incurred in connection with a public equity offering to members pursuant to the Mutual Support Agreement; and (5) payments by the Operating Company to FTD to repurchase shares of its Common Stock or options to purchase Common Stock held by former employees of FTD or its subsidiaries (subject to restrictions).

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data of the Old Association for the fiscal years ended June 30, 1993 and 1994 and the period from July 1, 1994 to December 18, 1994, and of FTD for the period December 19, 1994 to June 30, 1995 and the fiscal years ended June 30, 1996 and 1997. The selected historical balance sheet and statement of operations data as of and for the fiscal years ended June 30, 1993 and 1994 were derived from the audited consolidated financial statements of the Old Association. The Acquisition was consummated on December 19, 1994. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 were derived from the audited consolidated financial statements of the Old Association. The selected historical statement of operating data for the period from December 19, 1994 to June 30, 1995, and for the years ended June 30, 1996 and 1997, and the balance sheet data as of June 30, 1995, 1996 and 1997 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the years ended June 30, 1995, 1996 and 1997, of FTD, including the notes thereto, appearing elsewhere in this Form 10-K.

                                         CONSOLIDATED FTD CORPORATION               OLD ASSOCIATION
                                      ----------------------------------   ----------------------------------
                                                            DECEMBER 19,
                                                                1994          JULY 1
                                      YEAR ENDED JUNE 30,     THROUGH        THROUGH      YEAR ENDED JUNE 30,
                                      -------------------     JUNE 30,     DECEMBER 18,   -------------------
                                        1997       1996         1995           1994         1994       1993
                                        ----       ----     ------------   ------------     ----       ----
                                            (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Total revenue.....................  $162,583   $166,255     $ 96,518       $75,333      $166,560   $169,195
  Cost of goods sold and services
     provided.......................    96,306    104,386       58,567        49,109       102,260    103,622
  Selling, general and
     administrative.................    55,769     58,376       30,669        28,684        57,625     61,073
                                      --------   --------     --------       -------      --------   --------
  Income (loss) from operations.....    10,508      3,493        7,282        (2,460)        6,675      4,500
  Other expense, net(1).............    11,839     12,067        5,827            77           795      1,178
  Income taxes (benefit)(2).........       416     (1,813)       1,021            35            92         42
  Minority interest(3)..............       (14)       (33)           8
  Cumulative effect of accounting
     change(4)......................                                                         6,277
                                      --------   --------     --------       -------      --------   --------
  Net income (loss).................  $ (1,733)  $ (6,728)    $    426       $(2,572)     $   (489)  $  3,280
                                      ========   ========     ========       =======      ========   ========
  Earnings (loss) per share(5)
     Primary........................  $   (.23)  $  (1.01)    $   0.06
     Fully Diluted..................  $   (.23)  $  (1.01)    $   0.06
OTHER DATA:
  Depreciation and amortization.....  $ 15,606   $ 14,231     $  6,525       $ 4,911      $ 10,144   $  9,043
  Capital expenditures..............     2,614      4,950        3,082         1,413         8,134     18,200
  Ratio of earnings to fixed
     charges(6).....................        --         --          1.2x           --           2.9x       2.0x
BALANCE SHEET DATA:
  (at end of period)
  Working capital...................  $  5,339   $  2,718     $  6,546                    $ 16,918   $ 12,581
  Total assets......................   181,724    196,082      203,864                     135,506    125,816
  Long-term debt, including current
     portion........................    82,400     96,277      100,757                      33,463     33,746
  Total equity......................  $ 27,172   $ 29,140     $ 35,080                    $ 36,216   $ 40,521

-------------------------
(1) Interest expense in fiscal 1993 is net of $185 of interest capitalized as construction in progress.

(2) Taxes on income for the fiscal years ended June 30, 1993 and 1994 and the period July 1 through December 18, 1994 are generally applicable to the Old Association's Canadian operations. During these periods, the Old Association conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period December 19, 1994 through June 30, 1995 and for the fiscal years ended June 30, 1996 and 1997 represent operations after conversion from a cooperative association to a for-profit corporation, which resulted in a provision for U.S. income tax liabilities to be recorded.

(3) Represents FTD's interest in Renaissance.

(4) Effective July 1, 1993, the Old Association and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," for its unfunded post-retirement health care program. See note 8 to the consolidated financial statements of the Company.

(5) The Old Association was a member-owned non-profit cooperative association and accordingly, no stock was issued.

(6) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and cumulative effect of accounting change, plus fixed charges. Fixed charges consist of interest expense and the component of rental expense believed by management to be representative of the interest factor thereon. Earnings for the period July 1 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the year ended June 30, 1996 and 1997 were insufficient to cover fixed charges by $8,574 and $1,331, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to important factors that could cause FTD's actual results to differ significantly from the results discussed in the forward-looking statements, including without limitation, the effect of economic and market conditions and the impact of competitive activities. The following discussion should be read in conjunction with the Consolidated Financial Statements including the notes thereto included elsewhere in this report.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

     The Acquisition was consummated on December 19, 1994. Accordingly, the results of operations from December 19, 1994 through June 30, 1995 and for the years ended June 30, 1996 and 1997 represent those of FTD Corporation and its consolidated subsidiaries. Results of operations prior to December 19, 1994 are those of the Old Association. The Acquisition generally affected FTD's results of operations as follows: (i) certain trade association activities previously conducted by FTD are now being conducted by FTD Association; (ii) immediately following the consummation of the Acquisition, the Operating Company was converted from a non-profit cooperative association owned by its members to a for-profit corporation; (iii) in connection with the Acquisition, FTD recorded a $7.0 million liability subsequently adjusted to $3.9 million for the costs of termination benefits and other expenses associated with FTD's employee headcount reduction and the planned consolidation of FTD's data processing facilities;
(iv) as a result of the Acquisition, FTD's balance sheet carries significant goodwill; (v) certain provisions of the Mutual Support Agreement may impact, among other things, product pricing in transactions with members; and (vi) the Company has implemented or plans to implement several cost reduction strategies, including a reduction in costs related to the Company's Board of Directors, the elimination of costs associated with trade activities of the Old Association and a reduction in various general and administrative expenses of the Old Association (offset by additional costs related to the new management team and out-sourcing certain functions).

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by FTD's major businesses and summarizes FTD's historical results of operations for the three fiscal years ended June 30, 1995, 1996 and 1997:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
REVENUE:
Marketplace.................................................  $ 49,738   $ 57,924   $ 64,016
Clearinghouse...............................................    34,383     37,070     40,831
Mercury Network.............................................    37,558     34,138     31,483
Other.......................................................    40,904     37,123     35,521
                                                              --------   --------   --------
     Total revenue..........................................   162,583    166,255    171,851
Cost of goods sold and services provided....................    96,306    104,386    107,676
Selling, general and administrative.........................    55,769     58,376     59,353
                                                              --------   --------   --------
Income from operations......................................  $ 10,508   $  3,493   $  4,822
                                                              ========   ========   ========

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1997 compared with the year ended June 30, 1996.

     Revenue decreased by $3.7 million, or 2.2%, to $162.6 million for the year ended June 30, 1997 compared to $166.3 million for the year ended June 30, 1996. The decline in revenue was the net result of decreases in Marketplace and Clearinghouse revenue, partially offset by increases in Mercury Network and Other revenue.

     Marketplace revenue decreased by $8.2 million, or 14.2%, to $49.7 million for the year ended June 30, 1997 compared to $57.9 million for the year ended June 30, 1996. The decrease from the prior year was the result of lower sales volume of holiday products. Marketplace revenue was 30.6% and 34.8% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Clearinghouse revenue decreased by $2.7 million, or 7.3%, to $34.4 million for the year ended June 30, 1997 from $37.1 million for the year ended June 30, 1996. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.5% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the general decline in the market share of retail florists. Clearinghouse revenue was 21.1% and 22.3% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Mercury Network revenue increased by $3.5 million, or 10.3%, to $37.6 million for the year ended June 30, 1997 from $34.1 million for the year ended June 30, 1996. An increase in terminal leasing revenue, order transmission income and sales of Advantage floral business systems were the major factors in the revenue increase. Mercury Network revenue was 23.1% and 20.5% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Other revenue experienced a net increase of $3.8 million, or 10.2%, to $40.9 million for the year ended June 30, 1997 from $37.1 million for the year ended June 30, 1996. This increase was primarily due to growth in the order volume of Direct Access (1-800-SEND-FTD) and publications revenue. Other revenue was 25.2% and 22.4% of total revenue for the year ended June 30, 1997 and 1996, respectively.

     The cost of goods sold and services provided decreased by $8.1 million, or 7.8%, to $96.3 million for the year ended June 30, 1997 from $104.4 million for the year ended June 30, 1996. This is primarily the result of lower cost of goods sold related to lower Marketplace sales discussed above. In addition, FTD realized cost reductions resulting from improvements in customer service operations. As a percentage of revenue, cost of goods sold and services provided decreased slightly to 59.2% for the year ended June 30, 1997 from 62.8% for the year ended June 30, 1996.

     Selling, general and administrative expenses decreased by $2.6 million, to $55.8 million for the year ended June 30, 1997 from $58.4 million for the year ended June 30, 1996. This decrease is primarily due to FTD's decreased advertising and promotional expenditures in fiscal 1997. In addition, a pension curtailment gain of $2.7 million, a $0.8 million postretirement curtailment gain and a $0.5 million pension settlement gain were partially offset by costs of $4.5 million due to FTD's facility consolidation efforts including the writeoff of the trained workforce intangible asset.

     Interest income for the years ended June 30, 1997 and 1996 was $1.5 million and $1.4 million, respectively. The increase is attributable to higher average invested cash. Interest expense for the year ended June 30, 1997 was $12.8 million as compared to $13.5 million in the prior year. The decrease of $0.7 million resulted from a reduction in debt during the year ended June 30, 1997. See "-- Liquidity and Capital Resources."

     Income taxes for the year ended June 30, 1997 reflect an expense of $ 0.4 million compared to a benefit of $1.8 million in the prior year. The tax expenses for the year ended June 30, 1997 represents the current year reduction to the Company's deferred tax assets. The tax benefit for the year ended June 30, 1996 represents the amount of deferred tax benefit recognized as a result of the pretax loss incurred for the year.

     As a result of the factors described above, a net loss of $1.7 million resulted for the year ended June 30, 1997, an improvement of $5.0 million from a net loss of $6.7 million for the year ended June 30, 1996.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1996 compared with the year ended June 30, 1995. For purposes of presenting a meaningful comparison, as stated above, the year ended June 30, 1995 includes both: (i) results of the

Operating Company's predecessor (Florists' Transworld Delivery Association) for the period prior to the acquisition on December 19, 1994; and (ii) the results of the Company from December 19, 1994 through June 30, 1995.

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

     Selling, general and administrative expenses decreased by $0.9 million, or 1.5%, to $58.4 million for the year ended June 30, 1996 from $59.3 million for the year ended June 30, 1995. Several factors contributed to the net decrease:
(i) non-recurring Acquisition related costs of $4.1 million were incurred by the Company during the year ended June 30, 1995; (ii) the elimination of approximately $1.3 million in costs of certain trade association activities in fiscal 1995 which, since the Acquisition, have not been conducted by the Company; (iii) various overhead reductions of $0.8 million affecting promotional costs; (iv) advertising activities related to the Company's member incentive program which was implemented during the year ended June 30, 1996 which amounted to $4.7 million; and (v) amortization of goodwill and other intangibles increased by $1.8 million for the year ended June 30, 1996 from the prior comparable period which included a partial year of amortization. Selling, general and administrative expenses increased, as a percent of revenue, to 35.1% from 34.5% for the year ended June 30, 1996 compared to the comparable period in 1995.

     Interest income for the years ended June 30, 1996 and 1995 was $1.4 million and $2.8 million, respectively. The decrease is attributable to lower average invested cash due to cash utilized to effect the Acquisition. Interest expense for the year ended June 30, 1996 was $13.5 million as compared to $8.7 million in the prior year. The increase of $4.8 million resulted from a full year of interest on the debt in fiscal 1996 versus a partial year of interest on the debt in fiscal 1995. See "-- Liquidity and Capital Resources."

     Income taxes for the year ended June 30, 1996 reflect a benefit of $1.8 million compared to an expense of $1.0 million for the prior year. The expense in the prior year was due to the Operating Company's conversion from a cooperative association to a for-profit corporation on December 19, 1994, the date of the Acquisition, resulting in recognition of primarily deferred tax expense for the period from December 19, 1994 through June 30, 1995. Income tax expense prior to December 19, 1994 was entirely related to the Old Association's Canadian operations. The tax benefit for the year ended June 30, 1996 represents the amount of deferred tax benefit recognized as a result of the pretax loss incurred for the year.

     As a result of the factors described above, a net loss of $6.7 million resulted for the year ended June 30, 1996, an increase of $4.6 million from a net loss of $2.1 million for the year ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Interest payments on the Operating Company's $60.0 million aggregate principal amount of $14% Senior Subordinated Notes due 2001 (the "Notes"), registered under the Securities Act of 1933, as amended (the "Securities Act") and interest and principal payments on obligations under a credit agreement dated December 19, 1994, as amended (the "Bank Credit Agreement") represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Agreement consist of a $45.0 million term loan facility and a $25.0 million revolving credit facility to finance working capital and letter of credit needs. FTD has repaid $20.4 million of the term loans through June 30, 1997 and is required to repay principal amounts of $9.3 million in fiscal 1998, $10.1 million in fiscal 1999 and $5.3 million in fiscal 2000. Any loans outstanding under the revolving credit facility will mature on December 19, 1999. Under the terms of the Bank Credit Agreement, borrowings under the revolving credit facility are required to be reduced to zero for 30 consecutive days in each annual period. None of the $25.0 million revolving credit facility available under the Bank Credit Agreement was borrowed from the date of Acquisition through June 30, 1997. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the revolving credit facility, will be sufficient to fund operations, including planned capital expenditures, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Agreement.

     In addition to its debt service obligations, FTD's remaining liquidity demands will be primarily for capital expenditures and working capital needs. In the fiscal years ended June 30, 1997 and 1996, FTD's capital expenditures were $2.6 million and $5.0 million, respectively, related primarily in 1997 to the purchase of additional office equipment and in 1996 to the upgrade of its Mercury Network communications facilities through the purchase of its new Mercury 3000 terminals that are leased to FTD florists. FTD's expected capital expenditures for fiscal 1998 are estimated to be approximately $5.0 million and will primarily be used for improvements of internal customer service and information systems and the Mercury Network. The Company believes that cash flow from operations, together with borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and working capital needs.

     The Bank Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on the declaration or payment of any dividend or making of any distribution by the Company on shares of its common stock.

     Cash provided by operating activities was $12.5 million for the year ended June 30, 1997 compared to cash provided of $11.1 million for the year ended June 30, 1996. Factors contributing to this change in cash flow were: pension benefits of $2.9 million and an inventory build of $3.5 million, offset by certain program obligations to members.

     Cash provided by investing activities was $3.6 million for the year ended June 30, 1997 compared to cash used of $5.0 million for the year ended June 30, 1996. In fiscal 1997, the cash provided by investing activities primarily consisted of the sale of the Company's previous headquarters in Southfield, Michigan, which was offset by capital expenditures.

     Cash used in financing activities was $14.4 million for the year ended June 30, 1997 compared to cash used of $4.0 million for the year ended June 30, 1996. The net cash used in the year ended June 30, 1997, reflects primarily payment of principal on the term loans.

     Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit of obligations under the plan, a pre-tax pension curtailment gain of $2.7 million as well as a pre-tax settlement gain of $0.5 million were recognized in income as a reduction in selling, general and administrative costs during fiscal 1997. FTD has established a new 401(k) savings plan for all of its eligible employees.

     On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which has enabled FTD to improve program execution and is helping FTD to better serve its customers. Leased office space in Boston, Massachusetts was subleased, and land and buildings in Southfield, Michigan were sold. FTD's bank credit agreement required FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs will be reduced. In accordance with EITF Consensus no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity," non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $2.3 million were recognized as Selling, General and Administrative costs during fiscal 1997. Additional non-recurring expenses of $0.7 million were also incurred in connection with the consolidation resulting in a total of $3.0 million in non-recurring costs being recorded in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant required by this item are set forth on pages F-1 through F-20 and the related schedule is set forth on page F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is hereby incorporated herein by reference to the section. "Election of Directors" contained in the Information Statement. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Management-Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Fiscal Year-End Option Values" and "Director Compensation for the Last Fiscal Year" in the Company's Information Statement. The sections, "Board of Directors Report on Executive Compensation" and "Stockholder Return Comparison," in the Company's Information Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Security Ownership of Certain Beneficial Owners and Management" and "Principal Stockholders," in the Company's Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is hereby incorporated by reference to the section, "Relationship with Affiliates," in the Company's Information Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     (1) & (2) The consolidated financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

     (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholders of the Company's reasonable expenses in furnishing any such exhibits. Such exhibits are, as indicated in the index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings.

(B) REPORTS ON FORM 8-K

     No forms 8-K were filed by the Company during the fourth quarter of fiscal 1997.

(C) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     See accompanying Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FTD CORPORATION

                                          By:     /s/ ROBERT L. NORTON
                                            ------------------------------------
                                            Name: Robert L. Norton
                                              Title: President
                                            Date: September 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----

           /s/ RICHARD C. PERRY               Chairman of the Board and Director      September 25, 1997
------------------------------------------
             Richard C. Perry

           /s/ ROBERT L. NORTON               President (Principal Executive          September 25, 1997
------------------------------------------    Officer)
             Robert L. Norton

        /s/ FRANCIS C. PICCIRILLO             Treasurer (Principal Accounting and     September 25, 1997
------------------------------------------    Financial Officer)
          Francis C. Piccirillo

            /s/ VERONICA K. HO                Director                                September 25, 1997
------------------------------------------
              Veronica K. Ho

          /s/ GARY K. SILBERBERG              Director                                September 25, 1997
------------------------------------------
            Gary K. Silberberg

           /s/ GEOFFREY REHNERT               Director                                September 25, 1997
------------------------------------------
             Geoffrey Rehnert

             /s/ HABIB GORGI                  Director                                September 25, 1997
------------------------------------------
               Habib Gorgi

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of June 30, 1997 and 1996....    F-3
Consolidated Statements of Operations for the years ended
  June 30, 1997, 1996 and 1995..............................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1997, 1996 and 1995..................    F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1997, 1996 and 1995..............................    F-6
Notes to Consolidated Financial Statements as of June 30,
  1997 and 1996.............................................    F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................    F-21
Schedule II -- Valuation and Qualifying Accounts............    F-22

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

[KPMG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FTD Corporation

To the Board of Directors:

     We have audited the accompanying consolidated balance sheets of FTD Corporation and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTD Corporation and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Detroit, Michigan
August 14, 1997

                                FTD CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997 AND 1996

                                                                1997       1996
                                                                ----       ----
                                                                (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 28,294   $ 26,650
Accounts receivable, less allowance for doubtful accounts
  ($2,211 in 1997, and $1,412 in 1996)......................    24,979     24,080
Inventories, principally finished goods, net................    14,992     12,468
Deferred income taxes.......................................     7,242      5,569
Other current assets........................................     2,034      1,718
                                                              --------   --------
    Total current assets....................................    77,541     70,485
PROPERTY AND EQUIPMENT:
Land and improvements.......................................     1,600      2,500
Building and improvements...................................     7,601     13,169
Mercury consoles............................................    22,472     23,187
Furniture and equipment.....................................    12,832     11,630
                                                              --------   --------
    Total...................................................    44,505     50,486
Less accumulated depreciation...............................    23,925     15,158
                                                              --------   --------
    Property and equipment, net.............................    20,580     35,328
OTHER ASSETS:
Deferred financing costs, less accumulated amortization
  ($2,724 in 1997 and $1,648 in 1996).......................     3,394      4,470
Deferred income taxes.......................................        --        194
Other noncurrent assets.....................................     1,979      2,191
Goodwill and other intangibles, less accumulated
  amortization
  ($7,528 in 1997 and $4,874 in 1996).......................    78,230     83,414
                                                              --------   --------
    Total other assets......................................    83,603     90,269
                                                              --------   --------
    Total assets............................................  $181,724   $196,082
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt........................  $  9,297   $  8,496
Accounts payable............................................    29,237     28,360
Accrued member incentive programs...........................    13,816     12,949
Accrued severance costs.....................................     1,245      1,319
Other accrued liabilities...................................     5,765      6,059
Members' deposits...........................................     9,991      8,876
Unearned income.............................................     2,724      1,708
                                                              --------   --------
    Total current liabilities...............................    72,075     67,767
Long-term debt, less current maturities.....................    73,103     87,781
Post-retirement benefits, less current portion..............     6,577      7,163
Accrued pension obligations.................................       876      4,061
Deferred income taxes.......................................     1,765         --
Minority interest in subsidiary.............................       156        170
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued..............................        --         --
Common stock:
  Class A, $0.01 par value, 30,000,000 shares authorized;
    6,164,514 shares issued and 6,073,839 outstanding at
    June 30, 1997; 6,160,181 issued and 6,134,549
    outstanding at June 30, 1996............................        62         62
  Class B, $0.0005 par value, 3,000,000 shares authorized;
    1,566,686 shares issued and outstanding at June 30, 1997
    and 1996................................................         1          1
Paid-in capital.............................................    35,639     35,607
Accumulated deficit.........................................    (8,013)    (6,275)
Notes receivable............................................       (32)      (128)
Treasury stock, at cost, 90,675 shares Class A Common Stock
  at June 30, 1997 25,632 shares Class A Common Stock at
  June 30, 1996.............................................      (485)      (127)
                                                              --------   --------
    Total stockholders' equity..............................    27,172     29,140
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $181,724   $196,082
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                  1997        1996       1995
                                                                  ----        ----       ----
                                                                     (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
REVENUES:
Marketplace.................................................    $ 49,738    $ 57,924    $35,460
Clearinghouse...............................................      34,383      37,070     24,738
Mercury Network.............................................      37,558      34,138     17,618
Other.......................................................      40,904      37,123     18,702
                                                                --------    --------    -------
     Total revenues.........................................     162,583     166,255     96,518
COSTS:
Products and distribution...................................      35,897      41,209     25,736
Floral order transmissions and processing services..........      29,803      30,562     14,923
Member programs.............................................      30,606      32,615     17,908
                                                                --------    --------    -------
     Total cost of goods sold and services provided.........      96,306     104,386     58,567
Selling, general and administrative expense.................      55,769      58,376     30,669
                                                                --------    --------    -------
     Income from operations.................................      10,508       3,493      7,282
OTHER INCOME AND EXPENSES:
Interest income.............................................      (1,480)     (1,431)    (1,719)
Interest expense............................................      12,789      13,498      7,546
Loss on sale of Southfield Michigan facility................         530          --         --
                                                                --------    --------    -------
     Total other income and expenses........................      11,839      12,067      5,827
     Income (loss) before income tax expense (benefit) and
       minority interest....................................      (1,331)     (8,574)     1,455
Income tax expense (benefit)................................         416      (1,813)     1,021
Minority interest in earnings (loss) of subsidiary..........         (14)        (33)         8
                                                                --------    --------    -------
     Net income (loss)......................................    $ (1,733)   $ (6,728)   $   426
                                                                ========    ========    =======
EARNINGS (LOSS) PER SHARE:
Primary.....................................................      $(0.23)     $(1.01)     $0.06
Fully Diluted...............................................      $(0.23)     $(1.01)     $0.06

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                               1997      1996      1995
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Class A, shares outstanding
  Balance at beginning of year..............................    6,135     6,029         0
    Common stock issued to effect merger....................                        5,986
    Additional common stock issued..........................                          149
    Purchase of common stock from initial investors.........               (552)
    Sales of common stock in public offering................                659
    Repurchase of common stock..............................      (66)      (33)     (106)
    Sale of common stock to officers........................        4        32
                                                              -------   -------   -------
  Balance at end of year....................................    6,073     6,135     6,029
                                                              -------   -------   -------
Class B, shares outstanding
  Balance at beginning of year..............................    1,567       442
    Common Stock issued to effect merger....................                          442
    Exercise of common stock warrants.......................              1,125
                                                              -------   -------   -------
  Balance at end of year....................................    1,567     1,567       442
                                                              -------   -------   -------
Common stock Class A and Class B at par value
  Balance at beginning of year..............................  $    63   $    66   $     0
    Repurchase of initial investment........................                 (5)
    Common stock issued to effect merger....................                           64
    Additional common stock issued..........................                            2
    Sale of treasury stock..................................                 (1)
    Sale of common stock in public offering.................                  6
    Change in par value of class B shares...................                 (4)
    Exercise of common stock warrants.......................                  1
                                                              -------   -------   -------
  Balance at end of year....................................  $    63   $    63   $    66
                                                              =======   =======   =======
Paid-in Capital
  Balance at beginning of year..............................  $35,607   $35,385   $     0
    Repurchase of initial investment........................             (2,949)
    Common stock issued to effect merger....................                       29,936
    Additional common stock issued..........................                          949
    Net income (loss).......................................                        4,500
    Sale of treasury stock..................................               (499)
    Sale of common stock in public offering.................              3,516
    Repurchase of common stock..............................                 80
    Sale of common stock to officers........................       32       135
    Change in par value of class B shares...................                  4
    Cancellation of shareholder receivable related to
     repurchase of common stock.............................                (65)
                                                              -------   -------   -------
  Balance at end of year....................................  $35,639   $35,607   $35,385
                                                              =======   =======   =======
Retained Earnings (Accumulated Deficit)
  Balance at beginning of year..............................  $(6,275)  $   449   $     0
    Net income (loss).......................................   (1,733)   (6,728)      426
    Foreign currency translation adjustment.................       (5)        4        23
                                                              -------   -------   -------
  Balance at end of year....................................  $(8,013)  $(6,275)  $   449
                                                              =======   =======   =======
Stock Subscription and Notes Receivable
  Balance at beginning of year..............................  $  (128)  $  (319)  $     0
    Repurchase of initial investment........................                 68
    Additional common stock issued..........................                         (319)
    Sale of common stock to officers........................      (32)      (12)
    Amortization of shareholder notes receivable............                 70
    Cancellation of shareholder receivable related to
     repurchase of common stock.............................                 65
    Forgiveness of officers loan............................      128
                                                              -------   -------   -------
  Balance at end of year....................................  $   (32)  $  (128)  $  (319)
                                                              =======   =======   =======
Treasury Stock
  Balance at beginning of year..............................  $  (127)  $  (500)  $     0
    Repurchase of common stock..............................     (358)     (162)     (500)
    Sale of treasury stock..................................                500
    Sale of common stock to officers........................                 35
                                                              -------   -------   -------
  Balance at end of year....................................  $  (485)  $  (127)  $  (500)
                                                              =======   =======   =======
Total Stockholders Equity...................................  $27,172   $29,140   $35,081
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                  1997       1996        1995
                                                                  ----       ----        ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $ (1,733)   $(6,728)   $    426
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      15,606     14,231       6,525
  Amortization of deferred financing costs and original
    issue discount..........................................       1,404      1,359         708
  Post-retirement benefits..................................        (586)       401         361
  Pension...................................................      (2,756)      (120)
  Minority interest in earnings (loss) of subsidiary........         (14)       (33)          8
  Undistributed loss of unconsolidated affiliate............         (30)       (66)        (54)
  Loss on sale or disposal of assets........................         530        663
  Increase (decrease) in cash due to change in:
    Accounts receivable.....................................        (899)    (3,219)     12,842
    Inventories.............................................      (2,524)     1,027       1,524
    Deferred income taxes...................................         286     (2,035)        507
    Other current assets....................................        (316)      (159)      2,336
    Accounts payable........................................         877      1,491     (28,694)
    Accrued member incentive programs.......................         867      6,194      (2,819)
    Accrued severance costs.................................         (74)    (1,504)     (1,075)
    Other accrued liabilities, unearned income, and members'
     deposits...............................................       1,837       (417)      1,907
                                                                --------    -------    --------
      Net cash provided by (used in) operating activities...      12,475     11,085      (5,498)
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash related to credit deposit fund
  investments...............................................                              2,173
Proceeds from acquisition...................................                             46,577
Payment to effect merger....................................                           (109,028)
Capital expenditures, net...................................      (2,614)    (4,950)     (3,082)
Proceeds from sale of Southfield Michigan facility..........       6,224
                                                                --------    -------    --------
      Net cash provided by (used in) investing activities...       3,610     (4,950)    (63,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to deferred financing costs.......................                               (126)
Proceeds from long-term debt................................                             95,436
Repayments of long-term debt................................     (14,206)    (4,762)    (35,101)
Issuance of common stock....................................                  3,681      30,631
Repurchase of common stock..................................        (358)    (3,037)       (500)
Issuance of common stock warrants...........................                      1       3,000
Decrease in notes receivable from stockholders..............         128        138
                                                                --------    -------    --------
      Net cash provided by (used in) financing activities...     (14,436)    (3,979)     93,340
Effect of foreign exchange rate changes on cash.............          (5)        12
                                                                --------    -------    --------
Net increase in cash and cash equivalents...................       1,644      2,168      24,482
Cash and cash equivalents at beginning of period............      26,650     24,482
                                                                --------    -------    --------
Cash and cash equivalents at end of period..................    $ 28,294    $26,650    $ 24,482
                                                                ========    =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid...............................................    $ 11,458    $12,113    $  6,704
                                                                ========    =======    ========
Income taxes paid...........................................    $    237    $   201    $    260
                                                                ========    =======    ========


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

Cash utilized to effect merger..............................    $109,028
NONCASH ITEMS:
Reduction of proceeds from long-term debt for financing
  costs.....................................................       5,992
Value ascribed to common stock warrants issued..............       1,500
Reduction in accrued severance costs subsequent to initial
  purchase price allocation.................................       3,138
Other purchase accounting adjustments for assets acquired
  and liabilities assumed...................................        (809)
                                                                --------
  Total purchase price......................................    $118,849
                                                                ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

     FTD Corporation (the "Company"), is a supplier of non-perishable hardgoods, order clearing services, marketing support and other services, including greeting cards, publications and credit card authorization and processing to the retail floral industry and operates a toll free number that offers consumers the opportunity to place orders directly with the Company.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company at June 30, 1997 and 1996, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (the "Operating Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Prior to the acquisition, the Company was inactive. The accompanying consolidated statements of operations and cash flows for the year ended June 30, 1995 includes only the Operating Company's revenues, operating expenses and cash flows for the period December 19, 1994 through June 30, 1995.

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued member incentive programs, accrued severance costs, other accrued liabilities, unearned income, member deposits and long-term debt. At June 30, 1997, because of the short maturity of those instruments other than Long-term debt, the fair value of these financial instruments approximates the carrying amount. Long-term debt is discussed in
Note 4.

INVENTORIES

     Inventories consist principally of finished goods and are stated at the lower of cost, principally on a first in, first out basis, or market (net realizable sales value).

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are ten to 31.5 years for building and improvements, five years for Mercury consoles, and five to ten years for furniture and equipment. Assets acquired on December 19, 1994 (see Note 2), have been recorded at fair value.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as selling, general and administrative expenses in the accompanying consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Expenditures which improve or extend the life of existing property and equipment are capitalized.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
SYSTEMS SOFTWARE

     Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of five years using the straight-line method. Assets acquired on December 19, 1994 (see
Note 2), have been recorded at fair value.

INTANGIBLES

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized using the straight line method over 30 years. Other intangibles consist of trademarks, trained workforce, and software, and are being amortized over 40, 7, and 5 years, respectively, using the straight-line method.

     The Company periodically evaluates whether events and circumstances that have occurred indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles is recoverable, and over what period (see Notes 2 and 3).

INCOME TAXES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note
7).

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

EARNINGS PER SHARE

     Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares and common share equivalents outstanding during the period. Where dilutive, unexercised stock options of the Company are included as common stock equivalents using the treasury stock method.

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

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
STOCK-BASED COMPENSATION

     Prior to July 1, 1996, the Company accounted for its stock options in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     On July 1, 1996, the Company adopted SFAS No. 123 Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note
11).

USE OF ESTIMATES

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and related disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" in Fiscal 1997. This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held Common Stock or potential Common Stock. This statement supersedes Accounting Principles Board (APB) Opinion No. 15 and is effective for periods ending after December 15, 1997. The Company will adopt this statement in the second quarter of Fiscal 1998. Currently, the Company is evaluating the effect of this statement.

     The FASB also has recently issued two new accounting standards, SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements will affect the disclosure requirements for the Fiscal 1999 annual financial statements. The Company does not know at this time the effect of these new statements.

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

     The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(2) ACQUISITION -- CONTINUED
     Upon consummation of the acquisition of the Operating Company by FTD Corporation, management began to assess, formulate, and implement a plan to involuntarily terminate and/or relocate employees of the Operating Company as part of its relocation and/or consolidation efforts. The allocation of the total purchase price referred to above included a reserve for the estimated cost of planned termination, severance and relocation.

     On January 3, 1997, the Operating Company's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings, in Southfield, Michigan were sold. The Company's bank credit agreement required it to use the net proceeds from the sale of assets to reduce the outstanding term loan. In accordance with EITF Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," non-recurring charges in connection with this consolidation including severance, asset impairment losses, and other costs aggregating $3.0 million were recognized as selling, general and administrative costs in the accompanying Consolidated Statement of Operations for the year ended June 30, 1997. The severance costs results from the planned termination of approximately 183 employees, who performed corporate and operating functions at the Southfield and Boston locations. In addition, based on the consolidation of the Company's facilities and the termination of a majority of the workforce as a result of the closed facilities, the balance of $2.1 million, net of $0.6 million of amortization, for the intangible asset of trained workforce was written off during the year ended June 30, 1997. The activity in such reserves during the period December 19, 1994 through June 30, 1995 and the years ended June 30, 1996 and 1997, can be summarized as follows (in thousands):

                                                           SEVERANCE   RELOCATION
                                                           BENEFITS      COSTS      OTHER    TOTAL
                                                           ---------   ----------   -----    -----
Initial estimate as of December 19, 1994.................   $5,573        $600      $  863   $7,036
Costs paid during the period December 19, 1994
  through June 30, 1995..................................      843          --         232    1,075
                                                            ------        ----      ------   ------
Remaining liability as of June 30, 1995..................    4,730         600         631    5,961
                                                            ------        ----      ------   ------
Costs paid during the year ending June 30, 1996..........    1,310          41         153    1,504
Change in estimate.......................................    2,370         480         288    3,138
                                                            ------        ----      ------   ------
Remaining liability as of June 30, 1996..................    1,050          79         190    1,319
                                                            ------        ----      ------   ------
Additional liability recognized due to consolidation.....    1,292          93       1,575    2,960
Cost paid during the year ending June 30, 1997...........    1,550          53       1,431    3,034
                                                            ------        ----      ------   ------
Remaining liability as of June 30, 1997..................   $  792        $119      $  334   $1,245
                                                            ======        ====      ======   ======

(3) INTANGIBLES

     At June 30, 1997 and 1996 goodwill and other intangible assets consisted of the following (in thousands):

                                                                 1997       1996
                                                                 ----       ----

Goodwill....................................................    $68,758    $69,188
Trademarks..................................................     15,000     15,000
Trained Workforce...........................................         --      2,100
Software....................................................      2,000      2,000
                                                                -------    -------
Total.......................................................     85,758     88,288
Less accumulated amortization...............................      7,528      4,874
                                                                -------    -------
Total.......................................................    $78,230    $83,414
                                                                =======    =======

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(3) INTANGIBLES -- CONTINUED
     The Company had no intangibles prior to the Merger Date. The changes in goodwill resulted from adjustments to the reserve for estimated costs of planned termination, severance and relocation (see Note 2), as well as pension and postretirement obligations (see Notes 8 and 9). The reduction in trained workforce related from the consolidation of the Company's offices in Fiscal 1997 and the related impairment of this asset at that time (see Note 2).

(4) FINANCING ARRANGEMENTS

LONG-TERM DEBT (IN THOUSANDS)

     At June 30, 1997 and 1996 long-term debt consisted of the following:

                                                                 1997       1996
                                                                 ----       ----
Series B senior subordinated notes, interest payable
  semiannnually at 14% due December 15, 2001, net of
  unamortized discount of $2,252 and $2,580 at June 30, 1997
  and 1996 respectively.....................................    $57,748    $57,420
Term loan, payable quarterly at various amounts, plus
  interest at a weighted average floating Eurodollar rate of
  8.8%, and 8.5% at June 30, 1997 and 1996 respectively, due
  December 15, 1999.........................................     24,619     38,781
Other.......................................................         33         76
                                                                -------    -------
       Total long-term debt.................................     82,400     96,277
Less current maturities.....................................      9,297      8,496
                                                                -------    -------
       Long-term debt, less current maturities..............    $73,103    $87,781
                                                                =======    =======

     The principal payments required for each of the following five Fiscal years are as follows (in thousands):

1998.......................................................    $ 9,297
1999.......................................................     10,094
2000.......................................................      5,252
2001.......................................................          6
2002.......................................................     60,003
                                                               -------
     Total.................................................    $84,652
                                                               =======

     The Company's debt agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 1997. The Company's debt agreements also include restrictions on the declaration and payment of dividends. The term loan agreement requires the Company to repay principal of the loans to the extent cash flow generated in the Fiscal year exceeds certain calculated amounts. As of June 30, 1997 the estimated fair value of long-term debt, discounted at current rates, was $87,652,000.

LINE OF CREDIT

     The Company has a $25 million revolving line of credit, obtained at the acquisition date, with a group of banks at an interest rate varying with prime or other indices. There were no borrowings on this line during 1997 or 1996 however the Company has trade letters of credit of approximately $3.0 million outstanding under this revolving line of credit agreement at June 30, 1997. The agreement provides a maximum commitment for letters of credit of $5.0 million and requires an annual commitment fee of 0.5% on the unused portion of the commitment.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(5) LEASES

AS LESSOR

     The Company leases Mercury consoles to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 1997 and 1996 (in thousands):

                                                               1997      1996
                                                               ----      ----
Mercury consoles............................................  $22,472   $23,187
Less: Accumulated Depreciation..............................   17,710    10,946
                                                              -------   -------
     Net Investment                                           $ 4,762   $12,241
                                                              =======   =======

AS LESSEE

     Rental expense with respect to operating leases related to facilities and equipment was $1,005,000, $802,000 and $459,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

1998........................................................    $1,160
1999........................................................       637
2000........................................................       333
2001........................................................       333
Thereafter..................................................       106
                                                                ------
     Total..................................................    $2,569
                                                                ======

(6) ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Production and promotion costs are charged to expense when incurred. Advertising credits earned by FTD members under the Company's sales incentive program are charged to expense when earned.

     In the years ended 1997, 1996 and 1995, advertising and sales promotion expense was $28 million, $31 million and $16 million, respectively.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) INCOME TAXES

     At June 30, 1997 and 1996, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                               1997      1996
                                                               ----      ----
Current deferred tax assets:
  Accrued Value Plus incentive obligations..................  $ 2,824   $ 3,058
  Accrued severance costs...................................      399       499
  Allowance for doubtful accounts...........................      814       518
  Unearned income...........................................      970       617
  Inventory.................................................    1,075       497
  Accrued vacation..........................................      132       246
  Other.....................................................    1,028       134
                                                              -------   -------
Current deferred tax assets.................................    7,242     5,569
                                                              -------   -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................    3,131     4,844
  Postretirement benefit obligations........................    2,433     2,650
  Accrued pension...........................................      324     1,503
  Other.....................................................      254       197
                                                              -------   -------
Noncurrent deferred tax assets..............................    6,142     9,194
Noncurrent deferred tax liabilities -- tax over book
  depreciation and difference in basis......................    6,407     7,500
                                                              -------   -------
Net noncurrent deferred tax assets (liabilities)............     (265)    1,694
                                                              -------   -------
Deferred tax assets -- valuation allowance..................   (1,500)   (1,500)
                                                              -------   -------
Net deferred tax assets.....................................  $ 5,477   $ 5,763
                                                              =======   =======

     The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on their evaluation of taxable income in future years and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1.5 million is appropriate at June 30, 1997 and 1996.

     The Company's net operating loss carryforwards at June 30, 1997 and 1996, of approximately $8.5 million, and $10.8 million, respectively, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $0.2 million in 2007; $2.3 million in 2008; $0.8 million in 2009; and $5.2 million in 2010. In addition, as a result of the Merger (see Note
2), the Company's pre-Merger net operating loss carryforwards of $3.3 million available to be utilized in the future are limited to approximately $1.8 million per year.

     The provision for income taxes consists of the following components (in thousands):

                                                              1997    1996      1995
                                                              ----    ----      ----
Current.....................................................  $130   $   189   $  144
Deferred....................................................   286    (2,002)     877
                                                              ----   -------   ------
Income Tax expense (benefit)................................  $416   $(1,813)  $1,021
                                                              ====   =======   ======

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) INCOME TAXES -- CONTINUED
     The provision for income taxes for the years ended June 30, 1997, 1996 and 1995, differs from the amount computed by applying the U.S. federal income tax rate (35%) to pretax income because of the effect of the following items (in thousands):

                                                             1997     1996      1995
                                                             ----     ----      ----
Tax expense (benefit) at U.S. federal income tax rate......  $(466)  $(3,001)  $  509
State income taxes (benefit), net of federal income tax
  benefit..................................................    (27)     (172)      29
Amortization of purchased goodwill.........................    893       842      464
Valuation allowance........................................     --       500       --
Other items, net...........................................     16        18       19
                                                             -----   -------   ------
     Reported income tax expense (benefit).................  $ 416   $(1,813)  $1,021
                                                             =====   =======   ======

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Operating Company provides certain postretirement health care benefits to substantially all employees who retired with a minimum of 10 years of service and have attained 60 years of age. The plan retirees are required to share in the cost of the benefit. During 1997, the consolidation of corporate staff and operations into one facility (see Note 2), together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and the Operating Company's corresponding liability for certain postretirement benefits. These terminations caused a decrease in the Operating Company's postretirement obligation and generated a pretax gain of $0.8 million which was recorded as a reduction in selling, general and administrative expenses. In addition, the Operating Company amended its postretirement benefit plan effective January 1, 1997, and will no longer provide such benefits to employees hired after January 1, 1997.

     At June 30, 1997 and 1996 the status of the plan consisted of the following (in thousands):

                                                               1997     1996
                                                               ----     ----
Retirees....................................................  $4,448   $4,198
Fully eligible active participants..........................      --       62
Other active participants...................................     860    1,921
                                                              ------   ------
Accumulated postretirement benefit obligation...............   5,308    6,181
Unrecognized net gain.......................................   1,526    1,238
                                                              ------   ------
Accrued postretirement benefit liability....................  $6,834   $7,419
                                                              ======   ======

     At June 30, 1995, the accrued postretirement benefit liability included employees who were subsequently voluntarily or involuntarily terminated as part of the Company's relocation and/or consolidation plan to relocate and/or consolidate employees. Upon the completion of the Company's relocation and/or consolidation plan, a reduction to the accrued postretirement benefit liability of $590,000 was recorded to reflect the impact of this plan.

     Net periodic postretirement benefit costs for the years ended June 30, 1997, 1996 and 1995 included the following components (in thousands):

                                                                1997    1996    1995
                                                                ----    ----    ----
Service cost................................................    $190    $194    $168
Interest cost...............................................     434     438     294
Unrecognized prior period gain..............................     (45)    (54)     --
                                                                ----    ----    ----
Total.......................................................    $579    $578    $462
                                                                ====    ====    ====

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- CONTINUED
     The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 7.75% at and for the year ended June 30, 1997, 7.5% at and for the year ended June 30, 1996, 8.5% for the year ended June 30, 1995 and 7.75% at June 30, 1995. The assumed health care cost trend rate used in measuring the APBO was 9.8% and graded down to 5.75% over 11 years at June 30, 1997, 10.0% and graded down to 5.5% over 12 years at June 30, 1996 and 13.2% and graded down to 6.4% over 13 years at June 30, 1995. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 1997, would increase approximately $558,000, or 10.5%, while the periodic cost for the Fiscal year ended June 30, 1997, would have increased approximately $64,800, or 11.2%.

(9) PENSION PLANS

     During the quarter ended December 31, 1996, the level of lump sum distributions made to participants in the Company's defined benefit pension plan caused a partial pension plan settlement, resulting in the recognition of a pre-tax pension settlement gain of $429,000. As virtually all of these distributions were accrued as part of a purchase price allocation in connection with the Merger, the settlement gain was accounted for as a reduction of goodwill which arose as part of the Merger.

     Prior to January 1, 1997, the Operating Company had both a defined benefit and a defined contribution plan which covered substantially all domestic employees. The Operating Company's funding policy was to contribute annually to the defined benefit plan the amount deductible for income tax purposes. No contributions were made in 1997, 1996, or 1995. The Operating Company's matching contributions to the defined contribution plan are determined at the discretion of its Board of Directors. No matching contributions were made in the year ended June 30, 1997, 1996 or 1995 to the defined contribution plan.

     Effective January 1, 1997, amendments to the Operating Company's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $2.7 million as well as a pre-tax settlement gain of $0.5 million were recognized in income as a reduction in selling, general and administrative costs. The Operating Company has established a new 401(k) savings plan for all of its eligible employees to replace the defined benefit pension plan.

     Benefits under the defined benefit plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

     Pension expense, including administrative costs, charged to the operations for the above-mentioned plans amounted to $370,000, $903,000 and $491,000 in the year ended June 30, 1997, 1996 and 1995, respectively.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. Pension expense for the defined benefit plan in 1997, 1996 and 1995 was computed as follows (in thousands):

                                                               1997       1996      1995
                                                               ----       ----      ----
Service cost..............................................    $   299    $   616    $ 360
Interest cost.............................................        546        820      387
Actual gain on plan assets................................       (495)    (1,434)    (566)
Net amortization and deferral.............................         20        901      310
                                                              -------    -------    -----
Net Periodic Pension expense..............................        370        903      491
Settlement gain...........................................       (936)        --       --
Curtailment gain..........................................     (2,665)        --       --
                                                              -------    -------    -----
Total Pension Cost / (Gain)...............................    $(3,231)   $   903    $ 491
                                                              =======    =======    =====

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(9) PENSION PLANS -- CONTINUED
     At June 30, 1997 and 1996 the funded status of the defined benefit plan was as follows (in thousands):

                                                                 1997       1996
                                                                 ----       ----
Actuarial present value of:
  Vested benefit obligations................................    $ 2,457    $ 6,136
  Nonvested benefit obligations.............................        573        840
                                                                -------    -------
  Accumulated benefit obligations...........................      3,030      6,976
                                                                =======    =======
Projected benefit obligations...............................      3,144     10,653
Plan assets at fair value...................................     (2,562)    (5,780)
                                                                -------    -------
Projected benefit obligations in excess of plan assets......        582      4,873
Unrecognized net gain.......................................      1,272        212
                                                                -------    -------
Total accrued pension obligations...........................    $ 1,854    $ 5,085
                                                                =======    =======

     For the period July 1, 1995 through March 1, 1996, the weighted average discount rate was 7.75% preretirement and 6% postretirement for those participating in the defined benefit plan on November 1, 1976, and 7.75% for all others. For any benefits accrued after March 1, 1996, the weighted average discount rate was 7.75% for both preretirement and postretirement for all plan participants. For the year ended June 30, 1995, the weighted average discount rate was 8.5% preretirement and 6% postretirement for those participating in the defined benefit plan on November 1, 1976, and 8.5% for all others. The discount rate used to calculate the projected benefit obligation at June 30, 1996 was decreased to 7.5%. The discount rate used to calculate the projected benefit obligation at June 30, 1997 was decreased to 7.0% for the period January 1, 1997 through June 30, 1997. The rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

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

(10) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS

     Operating expenses for the years ended June 30, 1997, 1996 and 1995 include $1,000,000 payable each period to certain investors of the Company for management consulting services.

     An agreement with a former officer of the Company ("Agreement") provided, among other things, for the sale of 127,500 shares of Common Stock of the Company at the assumed fair market value on the agreement date of $4.71 per share. A portion of such purchase was financed through (i) a $100,000 one-year, interest-free loan from the Company, and (ii) a $150,000 interest-bearing recourse loan from the Company due June 30, 1996. The interest-free loan was forgiven in its entirety by June 30, 1996 and was recorded as compensation expense by the Operating Company in the amount of $97,000 for the year ended June 30, 1996. The outstanding principal balance of the interest-bearing recourse loan accrued interest at 9%. At June 30, 1996, $128,419 was outstanding from these notes.

     In November 1996, options for 255,000 shares of Class A Common Stock issued to such former officer pursuant to the FTD Corporation 1994 Stock Award and Incentive Plan were canceled. Also in November 1996, $128,419 and owing under the $150,000 recourse loan was forgiven by the Operating Company. The Company during the third quarter repurchased 45,689 shares of Class A Common Stock for $241,898 from such former officer.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(10) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS -- CONTINUED
     The Company loaned an officer of the Company $150,000 pursuant to a five year interest bearing note dated June 30, 1997, with accrued interest at 7% per annum with principal due at maturity.

     The Company and the Operating Company, pursuant to an employment arrangement the current president was granted Non-Qualified Stock Options to purchase (i) 60,000 shares of Class A Common Stock at an exercise price of $7.50 per share and (ii) 50,000 shares of Class A Common Stock at an exercise price of $25.00 per share.

(11) 1994 STOCK AWARD AND INCENTIVE PLAN

     The Company's 1994 Stock Award and Incentive Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's stockholders on December 19, 1994, and amended on June 12, 1995. The maximum number of shares of Common Stock authorized for issuance under the Plan is equal to 15% of the initial equity capital of the Company upon the consummation of the Merger.

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

     Under the Agreement (see Note 10), a former officer was issued options in Fiscal 1995 to purchase: (i) at an exercise price of $4.71 per share, 127,500 shares of the Company's Common Stock; and (ii) at an exercise price of $18.84 per share, 127,500 shares of the Company's Common Stock. During the year ended June 30, 1995, another senior officer of the Company was granted options to purchase: (i) at an exercise price of $4.71 per share, 40,000 shares of the Company's Common Stock; and (ii) at an exercise price of $18.84 per share, 40,000 shares of the Company's Common Stock. As of June 30, 1995, options covering 335,000 shares of the Class A Common Stock were outstanding, of which none were exercisable.

     During the year ended June 30, 1996, other senior officers were granted options to purchase: (i) at an exercise price of $5.35 per share, 75,000 shares of the Company's Common Stock; and (ii) at an exercise price of $21.40 per share, 100,000 shares of the Company's Common Stock. During the year ended June 30, 1997, other employees have been granted options to purchase: (i) at an exercise price of $7.50 per share, 163,500 shares of the Company's Common Stock; and (ii) at an excercise price of $25.00 per share, 91,500 shares of the Company's Common Stock. These options vest and become exercisable in four or five equal installments. As of June 30, 1997 and 1996, options covering 217,000 and 430,000 shares respectively of Class A Common Stock were outstanding of which 7,500 and 51,000 shares were vested, respectively and none were exercised.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for options under the Plan consistent with SFAS

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(11) 1994 STOCK AWARD AND INCENTIVE PLAN -- CONTINUED
No. 123, the Company's net income and earnings per share would have been reduced to the Pro Forma amounts shown in the table below:

PRO FORMA RESULTS

                                               1997         1997         1996         1996
                                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                            -----------   ---------   -----------   ---------
Net Loss (in thousands)...................    $(1,733)     $(2,051)     $(6,728)     $(7,121)
Earnings per share:
  Primary.................................    $ (0.23)     $ (0.27)     $ (1.01)     $ (1.07)
  Fully Diluted...........................    $ (0.23)     $ (0.27)     $ (1.01)     $ (1.07)

     The pro forma disclosures shown are not representative of the future effects on net earnings and earnings per share because the retroactive application of SFAS No. 123 is prohibited.

     The fair values of the options granted under the Plan during Fiscal 1997 and 1996 were determined at the grant date using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of option grants were: risk-free interest rates ranging from 6.19% to 6.37%, expected volatility of 50%, expected lives of 3.07 to 5.05 years and no expected dividends for the shares.

SUMMARY STOCK OPTION ACTIVITY

                                                               CLASS A       WEIGHTED AVERAGE
                                                             # OF OPTIONS       EXERCISE $
                                                             ------------    ----------------
Outstanding @ December 19, 1994............................         --                --
  Granted..................................................    335,000            $11.78
                                                               -------           -------
Outstanding @ June 30, 1995................................    335,000             11.78
  Granted..................................................    175,000             14.52
  Canceled.................................................     80,000             11.78
                                                               -------           -------
Outstanding @ June 30, 1996................................    430,000             12.89
  Granted..................................................    255,000             13.78
  Canceled.................................................    468,000              2.88
                                                               -------           -------
Outstanding @ June 30, 1997................................    217,000             13.96
                                                               =======           =======
Exercisable @ June 30, 1997................................      7,500            $ 5.35
Weighted Average of Fair Value of options granted in Fiscal
  1997.....................................................    $  2.29
Weighted Average of Fair Value of options granted in Fiscal
  1996.....................................................    $  3.26

STOCK OPTIONS OUTSTANDING

                                                      WEIGHTED AVERAGE
CLASS A OPTIONS      EXERCISE      WEIGHTED AVERAGE      REMAINING
  OUTSTANDING     PRICE (RANGE)       EXERCISE $      CONTRACTUAL LIFE
---------------   -------------    ----------------   ----------------
    132,000       $ 5.35 -  7.50        $ 7.26           9.57 years
     85,000        21.40 - 25.00         24.36           9.45 years
    -------       --------------       -------           ----------
    217,000       $ 5.35 - 25.00        $13.96           9.52 years
    =======       ==============       =======           ==========

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(12) COMMITMENTS AND CONTINGENCIES

     On July 16, 1997, Teleflora LLC ("Teleflora") instituted an arbitration against FTD in Southfield, Michigan. The arbitration was filed under the Commercial Arbitration Rules of the American Arbitration Association alleging that FTD breached a 1991 Agreement by which FTD provides certain Mercury Network services to Teleflora (the "1991 Agreement"). The specific claim is that FTD has failed to negotiate in good faith a new contract on expiration of the 1991 Agreement as required by its terms. Unspecified damages are alleged. FTD has filed an answering statement that denies the allegations. FTD management believes that it has meritorious defenses to this action and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     On July 21, 1997, Teleflora filed a complaint against FTD in United States District Court for the Central District of California. On August 7, 1997, Teleflora filed a first amended and supplemental complaint in that action. The first amended and supplemental complaint contains six counts alleging monopolization and attempted monopolization in violation of Section 2 of the Sherman Act, discriminatory pricing violation of Section 2 of the Clayton Act, unfair competition in violation of California Business and Professions Code Sections 17200 et seq., and a claim for breach of contract. The allegations pertain to the 1991 Agreement. Teleflora seeks compensatory and treble damages, and declaratory relief and have moved for a preliminary injunction. FTD management believes that it also has meritorious defenses to this action and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

(13) CAPITAL STOCK

     Class A and non-voting class B Common Stock rank equally and, except with respect to voting power, are substantially identical in all material respects. Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis.

     The Company is authorized to establish and designate one or more series of preferred stock.

     Pursuant to the Merger Agreement, on July 5, 1995, the Company sold 658,483 shares of Class A Common Stock at a price of $5.35 to certain members of FTD Association. The Company concurrently repurchased 552,239 shares of Class A Common Stock and two shares of Class B Common Stock from existing stockholders on a pro rata basis and recouped the costs associated with a previous purchase of treasury stock.

     Effective September 21, 1995, the stockholders of the Company, in an unanimous Action by Written Consent, authorized a change in the par value of the Class B Common Stock from $0.01 to $0.0005 per share.

     Ninety thousand warrants were exercised in May, 1996 to purchase 1,125,000 shares of Class B Common Stock at a price of $0.01 per warrant, each of which bought 12.5 shares of Class B Common Stock.

     During Fiscal 1997 the Company repurchased into treasury 65,043 shares of Class A Common Stock at a cost of approximately $358,000.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE DATA):

           FISCAL 1997                FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
           -----------                -------------    --------------    -------------    --------------
Net Revenue.......................       $37,068          $41,640           $47,841          $36,034
Income from Operations............         2,403            1,417             6,742              (54)
Net Income (Loss).................          (548)          (1,162)            2,270           (2,293)
Net Income (Loss) Per Common
  Share:
  Primary.........................       $  (.07)         $  (.15)          $   .30          $  (.30)
  Fully Diluted...................       $  (.07)         $  (.15)          $   .30          $  (.30)

           FISCAL 1996                FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
           -----------                -------------    --------------    -------------    --------------
Net Revenue.......................       $36,536          $45,865           $44,794          $39,060
Income from Operations............         3,657           (1,463)            2,343           (1,044)
Net Income (Loss).................           107           (3,067)             (627)          (3,141)
Net Income (Loss) Per Common
  Share:
  Primary.........................       $   .01          $  (.43)          $  (.09)         $  (.47)
  Fully Diluted...................       $   .01          $  (.43)          $  (.09)         $  (.47)

KPMG LETTERHEAD

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors
FTD Corporation:

     We have audited and reported separately herein on the financial statements of FTD Corporation as of and for the years ended June 30, 1997 and 1996.

     Our audits were made for the purpose of forming an opinion on the basic financial statements of the Company taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG PEAT MARWICK LLP

August 14, 1997
Detroit, Michigan

                                FTD CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                     ADDITIONS
                                             --------------------------
                                               BALANCE       CHARGED TO    CHARGED TO                  BALANCE AT
                                             BEGINNING OF     COST AND       OTHER                       END OF
                                                PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                                             ------------    ----------    ----------    ----------    ----------
                                                                        (IN THOUSANDS)

YEAR 1996
Allowance for doubtful accounts (shown as
  deduction from Accounts Receivable in
  balance sheet).........................       $1,589         $  895         $80(a)       $1,152(b)     $1,412
Inventory valuation reserve (included in
  Inventories, net in balance sheet).....       $  345         $1,325          --          $1,276(c)     $  394
YEAR 1997
Allowance for doubtful accounts (shown as
  deduction from Accounts Receivable in
  balance sheet).........................       $1,412         $1,105         $75(a)       $  381(b)     $2,211
Inventory valuation reserve (included in
  Inventories, net in balance sheet).....       $  394         $1,363          --          $   52(c)     $1,705

-------------------------
(a) Collection of accounts previously written off

(b) Uncollectible accounts written off

(c) Valuation writedown

                               INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                       NUMBER
-------                      -----------------------                       ------

 3.1       Restated Certificate of Incorporation of the Registrant.
 3.2       Bylaws of the Registrant.
 4.1 Indenture, dated as of December 1, 1994 (the "Indenture"), by and between Florists' Transworld Delivery, Inc. and First Trust of New York, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Florists' Transworld Delivery, Inc. Registration Statement on Form S-1 (File No. 33-88628) (the "FTDI S-1").)
 4.2 Supplemental Indenture, dated as of December 19, 1994, to the Indenture. (Incorporated by reference to Exhibit 4.3 of the FTDI S-1.)
 4.3 Form of Subscription Agreement among FTD and certain stockholders of FTD. (Incorporated by reference to Exhibit
           4.3 of Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-91582) (the "FTD S-1").
10.1 Credit Agreement, dated as of December 19, 1994, among the Registrant, Florists' Transworld Delivery, Inc., the various lending institutions party thereto and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit
           10.1 of the FTDI S-1.)
10.2 First Amendment to Credit Agreement, dated as of August 30, 1995, among the Registrant, Florists' Transworld Delivery, Inc., the lending institutions party to the Credit Agreement and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.1(b) of the Florists' Transworld Delivery, Inc. Annual Report on Form 10-K for fiscal year ended June 30, 1995.)
10.3 Second Amendment to Credit Agreement, dated as of June 11, 1996, among the Registrant, Florists' Transworld Delivery, Inc., the lending institutions party to the Credit Agreement and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit I(d) of the Registrant's Registration Statement on Form 8-A, filed August 28, 1996.)
10.4 Third Amendment to Credit Agreement, dated as of November 21, 1996, among the Registrant, Florists' Transworld Delivery, Inc., the lending institutions party to the Credit Agreement and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q, filed December 31, 1996.)
10.5 Pledge Agreement, dated December 19, 1994, by and among the Registrant, Florists' Transworld Delivery, Inc., FTD Holdings, Incorporated, FTD Direct Access, Inc., Directory Advertising, Inc. and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.2 of the FTDI S-1.)
10.6 Security Agreement, dated December 19, 1994, by and among the Registrant, Florists' Transworld Delivery, Inc., certain subsidiaries of the Registrant and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.3 of the FTDI S-1.)
10.7* Consultation Agreement and Covenant Not to Compete, dated as of August 2, 1994, by and between Florists' Transworld Delivery, Inc. and John A. Borden. (Incorporated by reference to Exhibit 10.8 of the FTDI S-1.)
10.8 Mutual Support Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD Association. (Incorporated by reference to Exhibit 10.9 of the FTDI S-1.)
10.9 Supplement to Mutual Support Agreement, dated as of January 11, 1996, by and between Florists' Transworld Delivery, Inc. and FTD Association.

 EXHIBIT                                                                                                      PAGE
 NUMBER                                        DESCRIPTION OF DOCUMENT                                       NUMBER
---------  -----------------------------------------------------------------------------------------------  ---------
10.10      Trademark License Agreement, dated as of December 18, 1994, by and between Florists' Transworld
           Delivery, Inc. and FTD Association. (Incorporated by reference to Exhibit 10.10 of the FTDI
           S-1.)
10.11      Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the
           Registrant, Florists' Transworld Delivery, Inc., BT Securities Corporation and Montgomery
           Securities. (Incorporated by reference to Exhibit 10.11 of FTD S-1.)
10.12      Tax Sharing Agreement, dated as of December 19, 1994, between the Registrant and Florists'
           Transworld Delivery, Inc. (Incorporated by reference to Exhibit 10.12 of the FTDI S-1.)
10.13      Stockholders' Agreement, dated as of December 19, 1994, among the Registrant and certain stockholders of the Registrant. (Incorporated by reference to Exhibit 10.13 of the FTD S-1.)
10.14*     FTD Corporation 1994 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.14 of the FTD S-1).
10.15*     Letter dated October 17, 1996 regarding Norton employment arrangements.
10.16*     Letter dated June 6, 1997, amending Norton employment arrangements.
10.17*     Description of Key Management Incentive Plan (Incorporated by reference to Exhibit 10.b of the
           Operating Company's Form 10-Q, filed March 31, 1997.)
10.18*     Promissory Note, dated June 30, 1997, made by Scott D. Levin.
11.1       Computation of Earnings Per Share.
21.1       Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the FTD S-1.)
27.1       Financial Data Schedule.

-------------------------
* Management contract or compensatory plan arrangement required to be filed as an Exhibit to the Form 10-K pursuant to Item 14(a)3.