Form 10-Q
period 1997-09-30
FTD CORP
filed 1997-11-14
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     As of November 11, 1997, there were outstanding 6,064,830 shares of the Registrant's class A common stock, par value $.01 per share, and 1,566,686 shares of the Registrant's class B common stock, par value $.0005 per share.

                                FTD CORPORATION

                                     INDEX


                                                                                PAGE
                                                                                ----
Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet at September 30, 1997
              and June 30, 1997                                                    3

            Consolidated Condensed Statements of Operations
              for the Three Month periods Ended September 30, 1997 and 1996        4

            Consolidated Condensed Statements of Cash Flows for the
              Three Month periods Ended September 30, 1997 and 1996                5

            Notes to Consolidated Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  8

Part II. Other Information

   Item 6.Exhibits and Reports on Form 8-K                                        11

Signatures                                                                        12

Exhibit Index                                                                     13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               FTD CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEET
                               (IN THOUSANDS)


                                                                                  SEPTEMBER 30,
                                                                                      1997               JUNE 30,
                ASSETS                                                             (UNAUDITED)             1997
                ------                                                            -------------          --------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $21,398             $28,294
  Accounts receivable, less allowance for doubtful accounts
      of $2,247 at September 30, 1997 and  $2,211 at June 30, 1997                    31,342              24,979
  Inventories, principally finished goods, net                                        14,520              14,992
  Deferred income taxes                                                                7,242               7,242
  Other current assets                                                                 1,958               2,034
                                                                                    --------            --------
         TOTAL CURRENT ASSETS                                                         76,460              77,541

  Property and equipment, less accumulated depreciation
      of $26,381 at September 30, 1997 and $23,925 at June 30, 1997                   18,192              20,580

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization
      of $2,993 at September 30, 1997 and $2,724 at June 30, 1997                      3,125               3,394
  Other noncurrent assets                                                              1,857               1,979
  Goodwill and other intangibles, less accumulated amortization
      of $8,276 at September 30, 1997 and $7,528 at June 30, 1997                     77,482              78,230
                                                                                    --------            --------
         TOTAL OTHER ASSETS                                                           82,464              83,603

         TOTAL ASSETS                                                               $177,116            $181,724
                                                                                    ========            ========


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                 9,287               9,297
  Accounts payable                                                                    25,595              29,237
  Accrued member incentive programs                                                   12,930              13,816
  Accrued severance costs                                                                920               1,245
  Other accrued liabilities                                                            7,616               5,765
  Members' deposits                                                                   10,022               9,991
  Unearned income                                                                      3,017               2,724
                                                                                    --------            --------
         TOTAL CURRENT LIABILITIES                                                    69,387              72,075

Long-term debt, less current maturities                                               70,973              73,103
Post-retirement benefits, less current portion                                         6,577               6,577
Accrued pension obligations, less current portion                                        576                 876
Deferred income taxes                                                                  2,181               1,765
Minority interest in subsidiary                                                          155                 156

STOCKHOLDERS' EQUITY:
  Common stock:
       Class A                                                                            62                  62
       Class B                                                                             1                   1
  Paid-in capital                                                                     35,949              35,639
  Accumulated deficit                                                                 (7,830)             (8,013)
  Notes receivable                                                                      (295)                (32)
  Treasury stock                                                                        (620)               (485)
                                                                                    --------            --------
         TOTAL STOCKHOLDERS' EQUITY                                                   27,267              27,172

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $177,116            $181,724
                                                                                    ========            ========

See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Three Months           Three Months
                                                                        Ended                  Ended
                                                                     September 30,          September 30,
                                                                         1997                   1996
                                                                     -------------          -------------
REVENUES:
  Marketplace                                                           $12,529                $13,639
  Clearinghouse                                                           6,777                  6,627
  Mercury Network                                                         8,021                  8,497
  Other                                                                   8,160                  8,305
                                                                        -------                -------
         Total revenues                                                  35,487                 37,068

COSTS:
  Products and distribution                                               8,746                  9,461
  Floral order transmissions and processing services                      6,716                  7,081
  Member programs                                                         6,576                  6,811
                                                                        -------                -------
         Total cost of goods sold and services
              provided                                                   22,038                 23,353

  Selling, general and administrative expense                            10,136                 11,312
                                                                        -------                -------
         Income from operations                                           3,313                  2,403

OTHER INCOME AND EXPENSES:
  Interest income                                                          (327)                  (345)
  Interest expense                                                        3,003                  3,283
                                                                        -------                -------
         Total other income and expneses                                  2,676                  2,938

         Income (loss) before income tax expense
              and minority interest                                         637                   (535)

Income tax expense                                                          458                     24

Minority interest loss of subsidiary                                         (1)                   (11)
                                                                        -------                -------
         Net income (loss)                                                 $180                  ($548)
                                                                        -------                -------
EARNINGS (LOSS) PER SHARE:
  Primary and Fully Diluted                                               $0.02                 ($0.07)
                                                                        =======                =======





See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Three Months      Three Months
                                                                     Ended              Ended
                                                                  September 30,     September 30,
                                                                      1997              1996
                                                                  ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by (used in) operating activities           ($4,519)            $2,964

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                 (402)            (1,386)
   Sale of Property, Plant & Equipment                                   340             -
                                                                    --------           --------
       Net cash used in investing activities                             (62)            (1,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                       (2,230)            (1,503)
   Issuance (repurchase) of common stock, net                            175                (39)
   Change in stockholder notes receivable                               (263)                12
                                                                    --------           --------
       Net cash used in financing activities                          (2,318)            (1,530)

   Effect of exchange rate changes on cash                                 3                  3
                                                                    --------           --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (6,896)                51

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                28,294             26,650
                                                                    --------           --------
   END OF PERIOD                                                     $21,398            $26,701
                                                                     =======            =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Interest paid                                                    $554               $931
                                                                        ====               ====

       Income taxes paid                                                $ 44               $100
                                                                        ====               ====

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  Basis of Presentation

     The unaudited consolidated financial statements at September 30, 1997, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and
notes for the year ended June 30, 1997.   In the opinion of FTD management, all
adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that might be expected for the year ended June 30, 1998.

     Certain amounts in the September 30, 1996 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

Note 2.   Accrued Severance and Related Costs

     The following table reflects the changes to accrued severance, asset impairment loss, and other reserves for the three month period ended September 30, 1997 (in thousands):



                                                         Severance  Relocation
                                                         Benefits     Costs     Other    Total
                                                         --------------------------------------
Remaining liability as of June 30, 1997                  $ 792        $119      $334    $1,245

Costs paid during the three month period ended
    September 30, 1997                                     250           -        75       325
                                                         --------------------------------------
Remaining liability as of September 30, 1997             $ 542        $119      $259    $  920
                                                         ======================================

Note 3.  Capital Transactions

     During the three month period ended September 30, 1997, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 4,000 class A shares previously granted, were canceled.

Note 4.  Earnings Per Share

     Primary and fully diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 7,622,827 for the three month period ended September 30, 1997 and 7,700,703 for the three month period ended September 30, 1996

Note 5. Employee Benefit Obligations

     FTD established a new 401 (k) savings plan for all of its eligible employees to replace certain benefits eliminated under its defined benefit pensions plan. Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $0.3 million was recognized in income as a reduction in selling, general and administrative costs during the three month period ended September 30, 1997.

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

     FTD generates its revenue from four principal areas of operation. Marketplace represents FTD's wholesale distribution of hardgoods to retail florists in North America. FTD's Clearinghouse operation provides order billing and collection services to both the sending and receiving florists, and FTD receives a percentage of the sales price for the service. Mercury Network is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, FTD Florists' Online Internet site (www.ftd.com), credit card authorization and processing, publications and FTD's Flowers After Hours order taking service.

     THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

     The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1997, compared with the three month period ended September 30, 1996.

     Revenue decreased by $1.6 million, or 4.3%, to $35.5 million for the three month period ended September 30, 1997, compared to $37.1 million for the three month period ended September 30, 1996. This decline in revenue was primarily the net result of decreases in Marketplace and Mercury Network revenue.

     Marketplace revenue decreased by $1.1 million, or 8.1%, to $12.5 million for the three month period ended September 30, 1997 compared to $13.6 million for the three month period ended September 30, 1996. The decrease from the prior year was the result of the timing of several shipments which resulted in lower sales volume of holiday products. Marketplace revenue was 35.2% and 36.7% of total revenue for the three months ended September 30, 1997 and 1996, respectively.

     Mercury Network revenue decreased by $.5 million, or 5.9%, to $8.0 million for the three months ended September 30, 1997 from $8.5 for the three month period ended September 30, 1996. This decrease is primarily due to a decrease in sales of Advantage Business Systems.

     The cost of goods sold and services provided decreased by $1.4 million, or 6.0%, to $22.0 million for the three month period ended September 30, 1997 from $23.4 million for the three month period ended September 30, 1996. This is primarily the result of lower cost of goods sold related to lower Marketplace sales discussed above. In addition, FTD realized cost reductions resulting from improvement in customer service operations. As a percent of revenue, cost of goods sold and services provided decreased slightly to 62.0% for the three month period ended September 30, 1997, from 63.1% for the three month period ended September 30, 1996.

     Selling, general and administrative expenses decreased $1.2 million, or 10.6%, to $10.1 for the three month period ended September 30, 1997, from $11.3 for the three month period ended September 30, 1996. The decrease is primarily due to FTD's lower advertising and promotional expenditures in the first of quarter fiscal 1998 as compared to the same period in fiscal 1997, as well as lower administrative expenses due to the Company's facility consolidation in fiscal 1997.

     Interest expense for the three month period ended September 30, 1997 was $3.0 as compared to $3.3 for the three month period ended September 30, 1996. The decrease of $0.3 million resulted from a reduction in debt during the three month period ended September 30, 1997.

     Income tax expense for the three month period ended September 30, 1997 was $0.5 million compared to minimal tax expense for the comparable three month period ended September 30, 1996. The change resulted from the increase in taxable income (loss).

     Net income was $0.2 million for the three month period ended September 30, 1997, an improvement of $0.7 million, from a loss of $0.5 million for the three month period ended September 30, 1996. The change is attributable to the factors previously discussed.



LIQUIDITY AND CAPITAL RESOURCES

     FTD has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million revolving credit facility, which has not been utilized to date. The term loans bear interest at floating rates and are to be repaid over five years. FTD repaid $2.2 million of the term loans in the three month period ended September 30, 1997. The senior subordinated notes consists of $60.0 million aggregate principal amount and bear interest at 14%. FTD funded the interest and debt repayments for the bank debt and notes through cash flow from operations.

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     The Company expects its year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

     For the three month period ended September 30, 1997, FTD used cash in the amount of $6.9 million, as compared to a $51 thousand increase in cash for the three month period ended September 30, 1996.

     Cash used by operating activities was $4.5 million for the three month period ended September 30, 1997, compared to cash provided by operating activities of $3.0 million for the three month period ended September 30, 1996. Depreciation and amortization was $3.3 million for the three month period ended September 30, 1997, and $3.6 million for the three month period ended September 30, 1996. The decrease in cash is primarily due to an increase in accounts receivable and a decrease in accounts payable for the period ended September 30, 1997.

     Cash used in investing activities, consisting of capital expenditures net of disposal of assets , was $62 thousand for the three month period ended September 30, 1997 compared to $1.4 million for the three month period ended September 30, 1996.

     Cash used in financing activities, primarily reflecting the payment of principal on the term loans was $2.3 million for the three month period ended September 30, 1997 compared to $1.5 million for the three month period ended September 30, 1996. During the first quarter of fiscal 1998, the Company repurchased from a former officer 30,930 shares of Class A Common Stock for approximately $75,000.

     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     On July 16, 1997, Teleflora LLC ("Teleflora") instituted an arbitration proceeding against FTD in Southfield, Michigan. The arbitration alleged that FTD breached a 1991 agreement by which FTD provides certain Mercury Network services to Teleflora. On July 21, 1997 Teleflora filed a complaint against FTD in United States District Court for the Central District of California containing six counts alleging monopolization and attempted monopolization. On October 28, 1997, Teleflora dismissed the federal antitrust suit and the breach of contract arbitration that it instituted against FTD.

Item 5.  Other Information


     The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (the "Registration Statement") under the Securities Act of 1933, as amended, in the first quarter of fiscal 1998. This Registration Statement was filed with respect to shares of the Company's Class A Common Stock for sale solely to certain members of FTD Association. The shares are being offered to satisfy certain of the Company's obligations contained in the Mutual Support Agreement, dated December 18, 1994, between Florists' Transworld Delivery, Inc. and FTD Association, as amended. These shares will be subject to certain restrictions on transfer. The offering price and the subscription period for this offering of 573,039 shares has not yet been determined.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.        Description
-----------        -----------------------------------------

    11             Computation of Earnings Per Share.

    27             Financial Data Schedule.


(b)  Reports on Form 8-K

     FTD did not file any reports on Form 8-K during the three month period ended September 30, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 1997.


             FTD CORPORATION


             By:   /s/ FRANCIS C. PICCIRILLO
                   Francis C. Piccirillo
                   Treasurer
                   (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                                 EXHIBIT INDEX



                                                               Paper (P)
Exhibit                                                            or
Number                      Description                       Electronic (E)
---------                   -----------                       --------------


   11                       Computation of Earnings Per Share           E

   27                       Financial Data Schedule                     E