Form 10-Q
period 1997-12-31
FTD CORP
filed 1998-02-17
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
               (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of February 13, 1998, there were outstanding 12,556,500 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 3,000,000 shares of the Registrant's Class B Common Stock, par value $.0005 per share.

                                 FTD CORPORATION

                                      INDEX


                                                                          PAGE
Part I.    Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets at December 31, 1997
                  and June 30, 1997                                        3

              Consolidated Condensed Statements of Operations
                  for the Three and Six Month periods Ended
                  December 31, 1997 and 1996                               4

              Consolidated Condensed Statements of Cash Flows for the
                  Six Month periods Ended December 31, 1997 and 1996       5

              Notes to Consolidated Financial Statements                   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                                13

Exhibit Index                                                             14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                FTD CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                        DECEMBER 31,
                                                                           1997        JUNE 30,
                         ASSETS                                         (UNAUDITED)     1997
                                                                        ------------ -----------
                                                                           (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                                          $  21,023    $  28,294
     Accounts receivable, less allowance for doubtful accounts
         of $2,495 at December 31, 1997 and  $2,211 at June 30, 1997       35,415       24,979
     Inventories, principally finished goods, net                          14,770       14,992
     Deferred income taxes                                                  7,242        7,242
     Other current assets                                                   2,240        2,034
                                                                        ---------    ---------
                  TOTAL CURRENT ASSETS                                     80,690       77,541

     Property and equipment, less accumulated depreciation
         of $28,767 at December 31, 1997 and $23,925 at June 30, 1997      15,901       20,580

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $4,505 at December 31, 1997 and $2,724 at June 30, 1997         2,965        3,394
     Other noncurrent assets                                                1,810        1,979
     Goodwill and other intangibles, less accumulated amortization
         of $9,059 at December 31, 1997 and $7,528 at June 30, 1997        76,699       78,230
                                                                        ---------    ---------
                  TOTAL OTHER ASSETS                                       81,474       83,603
                                                                        ---------    ---------

                  TOTAL ASSETS                                          $ 178,065    $ 181,724
                                                                        =========    =========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                               $       -    $   9,297
     Accounts payable                                                      42,300       29,237
     Accrued member incentive programs                                     14,217       13,816
     Accrued severance costs                                                  673        1,245
     Other accrued liabilities                                              7,138        5,765
     Members' deposits                                                     10,312        9,991
     Unearned income                                                        2,018        2,724
                                                                        ---------    ---------
                  TOTAL CURRENT LIABILITIES                                76,658       72,075

Long-term debt, less current maturities                                    67,932       73,103
Post-retirement benefits, less current portion                              6,577        6,577
Accrued pension obligations, less current portion                             426          876
Deferred income taxes                                                       1,290        1,765
Minority interest in subsidiary                                                 -          156

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                              62           62
          Class B                                                               1            1
     Paid-in capital                                                       36,049       35,639
     Accumulated deficit                                                  (10,008)      (8,013)
     Notes receivable                                                        (295)         (32)
     Treasury stock                                                          (627)        (485)
                                                                        ---------    ---------
                  TOTAL STOCKHOLDERS' EQUITY                               25,182       27,172
                                                                        ---------    ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 178,065    $ 181,724
                                                                        =========    =========


See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          Three Months             Six Months
                                                                             Ended                   Ended
                                                                          December 31,             December 31,
                                                                     --------------------    -----------------------
                                                                        1997       1996         1997       1996
                                                                     --------    --------    --------    -----------
                                                                         (In thousands, except per share amounts)
REVENUES:
     Marketplace                                                     $ 13,488    $ 11,055      26,017      24,694
     Clearinghouse                                                     10,052      10,639      16,903      17,841
     Mercury Network                                                    9,201       9,902      17,222      18,400
     Other                                                              9,932      10,044      18,018      17,772
                                                                     --------    --------    --------    --------

                  Total revenues                                       42,673      41,640      78,160      78,707
                                                                     --------    --------    --------    --------

COSTS:
     Products and distribution                                         11,400       8,400      20,146      17,861
     Floral order transmissions and processing services                 6,908       7,112      13,624      14,192
     Member programs                                                    7,665       8,908      14,241      15,720
                                                                     --------    --------    --------    --------

                  Total cost of goods sold and services
                       provided                                        25,973      24,420      48,011      47,773

     Selling, general and administrative expense                       15,833      15,803      25,969      27,116
                                                                     --------    --------    --------    --------

                  Income from operations                                  867       1,417       4,180       3,818

OTHER INCOME AND EXPENSES:
     Interest expense (net of interest income)                          2,505       2,942       5,181       5,879
                                                                     --------    --------    --------    --------


                  Loss before income tax expense
                       and minority interest                           (1,638)     (1,525)     (1,001)     (2,061)

Income tax expense (benefit)                                             (330)       (344)        128        (321)

Minority interest in loss of subsidiary                                     -         (19)         (1)        (30)
                                                                     --------    --------    --------    --------

                  Net loss before extraordinary item                 ($ 1,308)   ($ 1,162)   ($ 1,128)   ($ 1,710)

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt net of $490 income tax benefit       (835)          -        (835)          -
                                                                     --------    --------    --------    --------

                  Net loss                                           ($ 2,143)   ($ 1,162)   ($ 1,963)   ($ 1,710)
                                                                     ========    ========    ========    ========

LOSS PER SHARE * :
     Basic and Diluted before extraordinary item                     ($  0.09)   ($  0.08)   ($  0.08)   ($  0.11)

     Extraordinary item                                              ($  0.05)          -    ($  0.05)          -
                                                                     --------    --------    --------    --------

     Basic and Diluted                                               ($  0.14)   ($  0.08)   ($  0.13)   ($  0.11)
                                                                     ========    ========    ========    ========

* Adjusted to reflect the 100% stock dividend declared on February 2, 1998 to stockholders of record as of February 9, 1998.

See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                        Six Months    Six Months
                                                          Ended         Ended
                                                        December 31,  December 31,
                                                           1997          1996
                                                        ----------- --------------
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash provided by operating activities          $  9,033       $  7,233

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (753)        (2,086)
      Sale of property, plant & equipment                     480              -
                                                         --------       --------
            Net cash used in investing activities            (273)        (2,086)
                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds of long-term debt                       23,648              -
      Repayments of long-term debt                        (39,652)        (3,005)
      Issuance (repurchase) of common stock, net              268            (55)
      Change in stockholder notes receivable                 (263)           128
                                                         --------       --------
            Net cash used in financing activities         (15,999)        (2,932)
                                                         --------       --------

      Effect of exchange rate changes on cash                 (32)             -
                                                         --------       --------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                     (7,271)         2,215

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                  28,294         26,650
                                                         --------       --------
      END OF PERIOD                                      $ 21,023       $ 28,865
                                                         ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid                                $  5,205       $  6,020
                                                         ========       ========

            Income taxes paid                            $    108       $    148
                                                         ========       ========


See accompanying notes to consolidated financial statements

                                 FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The unaudited consolidated financial statements at December 31, 1997, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1997. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that might be expected for the year ended June 30, 1998.

         Certain amounts in the December 31, 1996 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

Note 2.   Accrued Severance and Related Costs

         The following table reflects the changes to accrued severance, asset impairment loss, and other reserves for the six month period ended December 31, 1997 (in thousands):


                                                                     Severance       Relocation
                                                                      Benefits         Costs         Other      Total
                                                                   ------------------------------------------------------


Liability as of June 30, 1997                                      $     792         $  119       $   334    $   1,245

Costs paid during the six month period ended
December 31, 1997                                                  $     390         $   26       $   156    $     572
                                                                   ------------------------------------------------------

Liability as of December 31, 1997                                  $     402         $   93       $   178    $     673
                                                                   ======================================================



Note 3.  Capital Transactions

           During the six month period ended December 31, 1997, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 8,000 shares of the Company's Class A Common Stock previously granted, were canceled. During the three month period ended December 31, 1997 12,900 shares of the Company's Class A Common Stock were issued.

Note 4.  Stock Dividend

The Board of directors declared a 100% stock dividend (2 for 1 stock split) on February 2, 1998 for stockholders of record on February 9, 1998. Each stockholder of record will receive one additional share for every share owned on the record date. All references to capital stock have been adjusted to reflect the stock dividend.

Note 5.  Earnings Per Share

         Basic and diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,238,757 for the three month period and 15,250,173 for the six month period ended December 31, 1997 and 15,387,374 for the three month period and 15,394,390 for the six month period ended December 31, 1996.

Note 6. Employee Benefit Obligations

         Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $0.3 million and $0.2 million was recognized in income as a reduction in selling, general and administrative costs during the three month periods ended September 30, 1997 and December 31, 1997 respectively.

Note 7. Extinguishment of long-term debt

         In November, 1997 FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. arranging a $100 million financing package ("the Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Revolving Credit Facility and a $50 million Multiple Draw Term Loan Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit were used to provide funds for the refinancing of the existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of un-amortized deferred financing costs associated with the existing debt were expensed in November 1997. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, for a net loss on extinguishment of debt totaling $0.8 million.

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

         THREE MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 1996.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended December 31, 1997, compared with the three month period ended December 31, 1996.

         Revenue increased by $1.0 million, or 2.4%, to $42.6 million for the three month period ended December 31, 1997, compared to $41.6 million for the three month period ended December 31, 1996. This increase in revenue was primarily the result of an increase in Marketplace revenue offset in part by a decrease in Mercury Network revenue.

         Marketplace revenue increased by $2.4 million, or 8.1%, to $13.5 million for the three month period ended December 31, 1997 compared to $11.1 million for the three month period ended December 31, 1996. This increase was primarily due to the timing of shipments of holiday products. Marketplace revenue was 31.7% and 26.7% of total revenue for the three months ended December 31, 1997 and 1996, respectively.

         Mercury Network revenue decreased by $0.7 million, or 7.1%, to $9.2 million for the three months ended December 31, 1997 from $9.9 for the three month period ended December 31, 1996. This decrease is primarily due to a decrease in sales of Advantage Business Systems.

         The cost of goods sold and services provided increased by $1.6 million, or 6.6%, to $26.0 million for the three month period ended December 31, 1997 from $24.4 million for the three month period ended December 31, 1996. This is primarily the result of proportionately higher cost of goods sold relating to increases in Marketplace holiday-product sales and increases in the related distribution costs due to the timing of shipments of holiday products. The increased distribution costs during the second fiscal quarter of 1998 resulted from both the earlier receipt of holiday product and the shipment of such products to customers. As a percent of revenue, cost of goods sold and services provided increased to 61.0% for the three month period ended
December 31, 1997, from 58.7% for the three month period ended December 31, 1996.

         Selling, general and administrative expenses remained unchanged at $15.8 million for the three month periods ended December 31, 1997 and 1996.

         Interest expense for the three month period ended December 31, 1997 was $2.8 million as compared to $3.3 million for the three month period ended December 31, 1996. The decrease of $0.5 million was attributable to lower average debt outstanding due to scheduled principal payments as well as the implementation of a new credit agreement which became effective in November 1997 (see Liquidity and Capital Resources).

         Income taxes for the three month period ended December 31, 1997 were a benefit of $0.8 million compared to a benefit of $0.3 million for the comparable three month period ended December 31, 1996. The income tax benefit of $0.8 million for the three month period ended December 31, 1997 consists of an income tax benefit of $0.5 million relating to the extinguishment of long-term debt (see Liquidity and Capital Resources) as well as $0.3 million of income tax benefit relating to the change in taxable income (loss).

         Net loss was $2.1 million for the three month period ended December 31, 1997, an increase of $0.9 million, from a loss of $1.2 million for the three month period ended December 31, 1996. The change is attributable to the factors previously discussed.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996
         The following is a discussion of changes in the Company's financial condition and results of operations for the six month period ended December 31, 1997, compared with the six month period ended December 31, 1996.

         Revenue decreased $0.5 million, to $78.2 million for the six month period ended December 31, 1997, compared to $78.7 million for the six month period ended December 31, 1996. This decline in revenue is primarily due to the net result of decreases in Mercury Network revenue and Clearinghouse revenue partially offset by increases in Marketplace revenue and Other revenue.

         Mercury Network revenue decreased $1.2 million or 6.5%, to $17.2 million for the six month period ended December 31, 1997 from $18.4 million for the six month period ended December 31, 1996. This decrease is primarily due to the decrease in sales of Advantage Business Systems and transmission income.

         Clearinghouse revenue decreased by $0.9 million or 5.1%, to $16.9 million for the six month period ended December 31, 1997 from $17.8 million for the six month period ended December 31, 1996. This decrease in revenue is primarily due to decreases in clearinghouse advances.

         Marketplace revenue increased $1.3 million or 5.2%, to $26.0 million for the six month period ended December 31, 1997 from $24.7 million for the six month period ended December 31, 1996. This increase from the prior year is primarily due to the timing of shipments of holiday products.

         Other revenue increased $0.2 million or 1.1%, to $18.0 million for the six months ended December 31, 1997 from $17.8 million for the six months ended December 31, 1996. This is primarily due to increased revenue from FTD Florists' Online Internet site (www.ftd.com).

         The cost of goods sold and services provided increased $0.2 million or 0.4%, to $48.0 million for the six months ended December 31, 1997 from $47.8 million for the six months ended December 31, 1996. This is primarily due to the higher Marketplace sales as discussed above. As a percent of revenue, cost of goods sold and services provided increased 0.7% to 61.4% for the six month period ended December 31, 1997 from 60.7% for the six month period ended December 31, 1996.

         Selling, general and administrative expenses decreased by $1.1 million or 4.1%, to $26.0 million for the six month period ended December 31, 1997 from $27.1 million for the six month period ended December 31, 1996. This decrease is attributable to lower administrative expenses due to the Company's facility consolidation in fiscal 1997.

         Interest expense for the six months ended December 31, 1997 was $5.8 million as compared to $6.5 million in the comparable period of the prior year. The decrease is attributable to lower average debt outstanding due to scheduled principal payments as well as the implementation of a new credit agreement which became effective in November, 1997 (see Liquidity and Capital Resources).

         Income taxes for the six month period ended December 31, 1997 were a benefit of $0.4 million as compared to a benefit of $0.3 million in the comparable period of the prior year. The income tax benefit of $0.4 million for the six month period ended December 31, 1997 consists of a benefit of $0.5 million relating to the extinguishment of long-term debt (see Liquidity and Capital Resources), partially offset by $0.1 million of income tax expense due to the change in taxable income (loss).

         Net loss increased $0.3 million or 17.6% to $2.0 million for the six month period ended December 31, 1997 as compared to a net loss of $1.7 million for the six month period ended December 31, 1996. The change is attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes (the "Notes") and interest on the principal payments on obligations under the Bank Credit Facilities represent significant liquidity requirements for FTD. Borrowings under the Bank
Credit Facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility (the "Term Loan Facilities") and a $50.0 million Revolving Credit Facility (the "Revolving Credit Facilities") to finance working capital, acquisitions, certain expenses and letter of credit needs. FTD repaid $20.4 million of term loans outstanding under its prior credit facility through June 30, 1997 and repaid $24.6 million of the term loans thereunder in the six month period ended December 31, 1997 as a result of the Company refinancing under the Revolving Credit Facilities in November 1997. Any loan outstanding under the Revolving Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Revolving Credit Facilities, will be sufficient to fund its working capital needs, obligations to the Operating Company and potential acquisitions, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Facilities.

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

         For the six month period ended December 31, 1997, FTD used cash in the amount of $7.3 million, as compared to a $2.2 million increase in cash for the six month period ended December 31, 1996.

         Cash provided by operating activities was $9.0 million for the six month period ended December 31, 1997, compared to cash provided by operating activities of $7.2 million for the six month period ended December 31, 1996. Depreciation and amortization was $6.7 million for the six month period ended December 31, 1997, and $7.2 million for the six month period ended December 31, 1996. The increase in cash is primarily due to an increase in accounts payable for the six month period ended December 31, 1997.

         Cash used in investing activities, consisting of capital expenditures net of disposal of assets , was $273 thousand for the six month period ended December 31, 1997 compared to $2.1 million for the six month period ended December 31, 1996.

           Net cash used in financing activities for the six month period ended December 31, 1997 was $16.0 million compared to net cash used of $2.9 million for the six month period ended December 31, 1996. This increase primarily consists of $23.6 million of net proceeds of long-term debt as a result of the new Bank Credit Facilities and repayments of $40.0 million of principal on the term loans partially offset by capital stock transactions. During the first quarter of fiscal 1998, the Company repurchased from a former officer 61,860 shares of Class A Common Stock for approximately $75,000.

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

Item 2.  Changes in Securities

The Company's Board of Directors declared a 100% stock dividend (2 for 1 stock split) on February 2, 1998 for stockholders of record on February 9, 1998. Each stockholder of record will receive one additional share for every share owned as of the record date. All references to capital stock have been adjusted to reflect the stock dividend.

Item 5.  Other Information

        The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (the "Registration Statement") under the Securities Act of 1933, as amended, in the first quarter of fiscal 1998. This Registration Statement was filed with respect to shares of the Company's Class A Common Stock for sale solely to certain members of FTD Association. The shares are being offered to satisfy certain of the Company's obligations contained in the Mutual Support Agreement, dated December 18, 1994, between Florists' Transworld Delivery, Inc. and FTD Association, as amended. These shares will be subject to certain restrictions on transfer. The offering price and the subscription period for this offering of 1,146,078 shares has not yet been determined.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.                                Description

      11                                    Computation of Earnings Per Share.

      27                                    Financial Data Schedule.

(b)  Reports on Form 8-K

     FTD did not file any reports on Form 8-K during the six month period ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of February, 1998.


                               FTD CORPORATION


                    By:         /s/ FRANCIS C. PICCIRILLO
                               --------------------------
                               Francis C. Piccirillo
                               Treasurer
                               (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                                  EXHIBIT INDEX


                                                                     Paper (P)
Exhibit                                                                 or
Number                     Description                            Electronic (E)


     11                    Computation of Earnings Per Share             E

     27                    Financial Data Schedule                       E