Form 10-Q
period 1998-03-31
FTD CORP
filed 1998-05-11
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                             Commission File Number
                                    33-91582
                                    --------
                                 FTD CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                         13-3711271
         -------                                          ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation of Organization)                         Identification No.)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
                          ----------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                          ---        -----
         As of May 1, 1998, there were outstanding 12,315,392 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 3,000,000 shares of the Registrant's Class B Common Stock, par value $0.0005 per share.

                                 FTD CORPORATION

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
Part I.    Financial Information

     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 1998
                      and June 30, 1997                                                            3

                  Consolidated Condensed Statements of Operations
                      for the Three and Nine Month periods Ended
                      March 31, 1998 and 1997                                                      4

                  Consolidated Condensed Statements of Cash Flows for the
                      Nine Months Ended March 31, 1998 and 1997                                    5

                  Notes to Consolidated Condensed Financial Statements                             6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              8

Part II.   Other Information                                                                       14

     Item 2.      Changes in Securities
     Item 5.      Other Information
     Item 6.      Exhibits and Reports on Form 8-K

Signatures
                                                                                                   15

Exhibit Index                                                                                      16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 FTD Corporation
                      Consolidated Condensed Balance Sheets


                                                                                         MARCH 31,
                                                                                            1998                          JUNE 30,
                          ASSETS                                                        (UNAUDITED)                         1997
                                                                                   -----------------------           ---------------
                                                                                                        (In Thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                                                     $4,564                   $28,294
     Accounts receivable, less allowance for doubtful accounts
         of $2,698 at March 31, 1998 and  $2,211 at June 30, 1997                                  30,075                    24,979
     Inventories, principally finished goods, net                                                  10,805                    14,992
     Deferred income taxes                                                                          7,242                     7,242
     Other current assets                                                                           1,935                     2,034
                                                                                   -----------------------           ---------------
                   TOTAL CURRENT ASSETS                                                            54,621                    77,541

     Property and equipment, less accumulated depreciation
         of $29,494 at March 31, 1998 and $23,925 at June 30, 1997                                 15,438                    20,580

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $4,595 at March 31, 1998 and $2,724 at June 30, 1997                                    2,884                     3,394
     Other noncurrent assets                                                                        4,130                     1,979
     Goodwill and other intangibles, less accumulated amortization
         of $9,832 at March 31, 1998 and $7,528 at June 30, 1997                                   75,927                    78,230
                                                                                   -----------------------           ---------------
                   TOTAL OTHER ASSETS                                                              82,941                    83,603
                                                                                   -----------------------           ---------------

                   TOTAL ASSETS                                                                  $153,000                  $181,724
                                                                                   =======================           ===============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                                             $ -                    $9,297
     Accounts payable                                                                              26,639                    29,237
     Accrued member incentive programs                                                             13,130                    13,816
     Accrued severance costs                                                                          593                     1,245
     Other accrued liabilities                                                                      9,665                     5,765
     Members' deposits                                                                             10,031                     9,991
     Unearned income                                                                                1,184                     2,724
                                                                                   -----------------------           ---------------
                   TOTAL CURRENT LIABILITIES                                                       61,242                    72,075


Long-term debt, less current maturities                                                            58,029                    73,103
Post-retirement benefits, less current portion                                                      6,577                     6,577
Accrued pension obligations, less current portion                                                     497                       876
Deferred income taxes                                                                               1,477                     1,765
Minority interest in subsidiary                                                                         -                       156

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                                     123                        62
          Class B                                                                                       2                         1
     Paid-in capital                                                                               36,049                    35,639
     Accumulated deficit                                                                          (10,106)                   (8,013)
     Notes receivable                                                                                   -                       (32)
     Unamortized restricted stock                                                                    (263)                        -
     Treasury stock                                                                                  (627)                     (485)
                                                                                   -----------------------           ---------------
                   TOTAL STOCKHOLDERS' EQUITY                                                      25,178                    27,172
                                                                                   -----------------------           ---------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $153,000                  $181,724
                                                                                   =======================           ===============


See accompanying notes to consolidated condensed financial statements.

                                 FTD CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                              THREE MONTHS                       NINE MONTHS
                                                                                ENDED                              ENDED
                                                                               MARCH 31,                          MARCH 31,
                                                                           ---------------------             ------------------
                                                                           1998            1997              1998           1997
                                                                         ------           -------           ------         -----
                                                                                       (In thousands, except per share amounts)
REVENUES:
     Marketplace                                                          $14,751          $18,837        $ 40,768       $ 43,531
     Clearinghouse                                                          8,629            9,248          25,532         27,088
     Mercury Network                                                        8,398            9,298          25,620         27,698
     Other                                                                 10,409           10,130          28,427         27,905
                                                                          --------         --------       ---------      ---------

                   Total revenues                                          42,187           47,513         120,347        126,222
                                                                          --------         --------       ---------      ---------

COSTS:
     Products and distribution                                             11,423           12,354          31,569         30,215
     Floral order transmissions and processing services                     5,654            7,450          19,278         21,643
     Member programs                                                        8,189            7,411          22,430         23,585
                                                                          --------         --------       ---------      ---------

                   Total cost of goods sold and services
                        provided                                           25,266           27,215          73,277         75,443

     Selling, general and administrative expense                           14,524           13,556          40,493         40,217
                                                                          --------         --------       ---------      ---------

                   Income from operations                                   2,397            6,742           6,577         10,562

OTHER INCOME AND EXPENSES:
     Interest expense (net of interest income)                              2,257            2,846           7,438          8,726
                                                                          --------         --------       ---------      ---------


                    Net income (loss) before income tax expense,
                        minority interest and extraordinary item              140            3,896            (861)         1,836

Income tax expense                                                            185            1,604             313          1,284

Minority interest in income (loss) of subsidiary                                -               22              (1)            (7)
                                                                          --------         --------       ---------      ---------

                   Net income (loss) before extraordinary item                (45)           2,270          (1,173)           559

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt (net of $490 income tax benefit)            -                -            (835)             -
                                                                          --------         --------       ---------      ---------

                   Net income (loss)                                         ($45)          $2,270         ($2,008)          $559
                                                                          ========         ========       =========      =========

NET EARNINGS (LOSS) PER SHARE * :
     Basic and diluted earnings (loss) per share
     before extraordinary item                                              $0.00            $0.15          ($0.08)         $0.04

     Extraordinary item                                                     $0.00            $0.00          ($0.05)         $0.00
                                                                            -----            -----          ------          -----
     Basic and Diluted earnings (loss) per share                            $0.00            $0.15          ($0.13)         $0.04
                                                                            =====            =====          ======          =====

* Adjusted to reflect the 100% stock dividend declared on February 2, 1998 to stockholders of record as of February 9, 1998.


See accompanying notes to consolidated condensed financial statements.

                                 FTD CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Nine Months
                                                                                             Ended
                                                                                           March 31,
                                                                       --------------------------------------------------
                                                                              1998                          1997
                                                                       --------------------         ---------------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net cash provided by operating activities                               $5,526                       $15,511

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          (3,741)                       (2,339)
      Net proceeds on sale of property, plant & equipment                              578                             -
                                                                       --------------------         ---------------------
            Net cash used in investing activities                                   (3,163)                       (2,339)
                                                                       --------------------         ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds of revolving credit borrowings                                   28,546                             -
      Repayments of long-term debt                                                 (54,652)                       (5,751)
      Changes in other equity                                                           37                            73
                                                                       --------------------         ---------------------
            Net cash used in financing activities                                  (26,069)                       (5,678)
                                                                       --------------------         ---------------------

      Effect of exchange rate changes on cash                                          (24)                          (62)
                                                                       --------------------         ---------------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                             (23,730)                        7,432

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                                           28,294                        26,650
                                                                       --------------------         ---------------------
      END OF PERIOD                                                                 $4,564                       $34,082
                                                                       ====================         =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid                                                           $5,283                        $6,610
                                                                       ====================         =====================

            Income taxes paid                                                         $107                          $194
                                                                       ====================         =====================


See accompanying notes to consolidated condensed financial statements

                                 FTD CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The unaudited consolidated condensed financial statements at March 31, 1998, include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1997. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that might be expected for the year ended June 30, 1998.

         Certain amounts in the March 31, 1997 consolidated condensed financial statements have been reclassified to conform to the current period presentation.

Note 2.   Accrued Severance and Related Costs

         The following table reflects the changes to accrued severance, asset impairment loss, and other reserves relating to the Company's facility consolidation for the nine month period ended March 31, 1998 (in thousands):


                                                                     Severance       Relocation
                                                                     Benefits          Costs         Other      Total
                                                                  ---------------- --------------- ---------- -----------

Liability as of June 30, 1997                                          $792             $119         $334       $1,245

Costs paid during the nine month period ended
   March 31, 1998                                                      $498            $26          $128         $652
                                                                  -------------------------------------------------------

Liability as of March 31, 1998                                         $294             $93          $206         $593
                                                                  =======================================================


Note 3.  Capital Transactions

           During the nine month period ended March 31, 1998, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 109,500 shares of the Company's Class A Common Stock which were previously granted, have been canceled.

Note 4.  Stock Dividend

         The Board of directors declared a 100% stock dividend (2 for 1 stock split) on February 2, 1998 for stockholders of record as of February 9, 1998. Each stockholder of record received one additional share for every share owned on the record date. All references to capital stock have been adjusted to reflect the stock dividend.

Note 5.  Earnings Per Share

         Basic and diluted earnings (loss) per common share and common equivalent share has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,209,426 for the three month period and 15,219,166 for the nine month period ended March 31, 1998 and 15,386,350 for the three month period and 15,391,750 for the nine month period ended March 31, 1997.

Note 6. Employee Benefit Obligations

         Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $0.5 million was recognized through a reduction in selling, general and administrative costs during the nine month period ended March 31, 1998.

Note 7. Extinguishment of Long-Term Debt

         In November, 1997 FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. who arranged a $100 million financing package ("the Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Revolving Credit Facility and a $50 million Multiple Draw Term Loan Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit were used to provide funds for the refinancing of then existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of unamortized deferred financing costs associated with then existing debt were expensed in November 1997. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the consolidated condensed statements of operations.

Note 8. New Accounting Pronouncements

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-I "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on March 4, 1998. This SOP applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company intends to adopt this SOP in the fourth quarter of fiscal 1998 when it begins incurring substantial costs related to the implementation of its new computer software package.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in fiscal 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held Common Stock or potential Common Stock. In the second quarter of fiscal 1998 the Company adopted SFAS No. 128, "Earnings Per Share," which established a new method for computing and presenting EPS and replaced the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted EPS is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. The effect of adopting SFAS No. 128 was immaterial and no amounts were required to be restated from periods prior to adopting SFAS No. 128.

Item 2.              Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations

         Except for the historical information contained in this report, certain statements made herein are forward-looking statements that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

         FTD generates its revenue from four principal areas of operation. Marketplace represents FTD's wholesale distribution of hardgoods to retail florists in North America. FTD's Clearinghouse operation provides order billing and collection services to both the sending and receiving florists, and FTD receives a percentage of the sales price for this service. Mercury Network is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, FTD's Florists' Online Internet site (www.ftd.com), credit card authorization and processing, publications and FTD's Flowers After Hours order taking service.

         THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended March 31, 1998, compared with the three month period ended March 31, 1997.

         Revenue decreased by $5.3 million, or 11.2%, to $42.2 million for the three month period ended March 31, 1998, compared to $47.5 million for the three month period ended March 31, 1997. This decrease in revenue was primarily the result of decreases in Marketplace, Clearinghouse and Mercury Network revenue offset, in part, by an increase in Other revenue.

         Marketplace revenue decreased by $4.1 million, or 21.8%, to $14.7 million for the three month period ended March 31, 1998 compared to $18.8 million for the three month period ended March 31, 1997. This decrease is primarily due to the earlier shipment of Valentines Day holiday product to customers which occurred in the second quarter of fiscal 1998 as compared to the third quarter in fiscal 1997. Marketplace revenue was 34.8% and 39.6% of total revenue for the three months ended March 31, 1998 and 1997, respectively.

         Clearinghouse revenue decreased by $0.6 million, or 6.5%, to $8.6 million for the three month period ended March 31, 1998 from $9.2 million for the three month period ended March 31, 1997. This decrease is primarily due to a decrease in clearinghouse advances due to the timing of the Easter holiday from the comparable period of the prior year.

         Mercury Network revenue decreased by $0.9 million, or 9.7%, to $8.4 million for the three months ended March 31, 1998 from $9.3 million for the three month period ended March 31, 1997. This decrease is primarily due to a decrease in sales of Advantage Business Systems and a decrease in transmissions income as a result of the timing of the Easter holiday from the comparable period of the prior year.

         Other revenue increased by $0.3 million, or 3.0% to $10.4 million for the three month period ended March 31, 1998 from $10.1 million for the three month period ended March 31, 1997. This increase is primarily due to an increase in the monthly fee charged to FTD member florists of $0.6 million partially offset by a decrease of $0.2 million relating to FTD's direct marketing business.

         The cost of goods sold and services provided decreased by $1.9 million, or 7.0%, to $25.3 million for the three month period ended March 31, 1998 from $27.2 million for the three month period ended March 31, 1997. This decrease is primarily a result of a decrease in product and distribution costs and floral order transmissions and processing services partially offset by an increase in costs relating to member programs. As a percent of revenue, cost of goods sold and services provided increased 2.7% to 60.0% for the three month period ended March 31, 1998 from 57.3% for the three month period ended March 31, 1997. Cost of goods sold and services provided is a greater percent of revenue for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 as a result of a reduced gross margin in FTD's effort to offer competitively priced products to FTD member florists.

         Product and distribution costs decreased $0.9 million, or 7.3% to $11.4 million for the three month period ended March 31, 1998 from $12.3 million for the three month period ended March 31, 1997. This decrease is primarily the result of proportionately lower cost of goods sold relating to decreases in Marketplace holiday-product sales and decreases in the related distribution costs due to the earlier shipments of Valentines Day holiday product to customers. In the comparable period of the prior year, Valentines Day holiday product shipped to customers during the third quarter which increased the length of time that FTD possessed the product and therefore increased the costs FTD incurred for storage and distribution.

         Costs relating to floral order transmissions and processing services decreased $1.8 million, or 24.0% to $5.7 million for the three month period ended March 31, 1998 from $7.5 million for the three month period ended March 31, 1997. This decrease is primarily attributable to a decrease in depreciation expense relating to fully depreciated equipment as of the third quarter of fiscal 1998.

         Costs relating to member programs increased $0.8 million, or 10.8% to $8.2 million for the three month period ended March 31, 1998 from $7.4 million for the three month period ended March 31, 1997. This increase is primarily due to an increase in base order dollars earned by member florists who participate in FTD's member incentive program as well as an increase in administrative expenses associated with the member incentive program.

          Selling, general and administrative expense increased $0.9 million, or 6.6% to $14.5 million for the three month period ended March 31, 1998 from $13.6 million for the three month period ended March 31, 1997. This increase is primarily due to increased costs of $0.4 million associated with data processing, field services and human resources as well as $0.5 million less in pre-tax pension curtailment credits during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

         Net interest expense for the three month period ended March 31, 1998 was $2.3 million as compared to $2.8 million for the three month period ended March 31, 1997. The decrease of $0.5 million was attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November 1997 (see Liquidity and Capital Resources).

         Income taxes for the three month period ended March 31, 1998 were an expense of $0.2 million compared to an expense of $1.6 million for the comparable three month period ended March 31, 1997. This change resulted from the decrease in taxable income.

         Net loss was $0.05 million for the three month period ended March 31, 1998, a decrease of $2.35 million, from a profit of $2.3 million for the three month period ended March 31, 1997. The change is attributable to the factors previously discussed.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         The following is a discussion of the changes in the Company's financial condition and results of operations for the nine month period ended March 31, 1998, compared with the nine month period ended March 31, 1997.

         Revenue decreased $5.9 million, or 4.7%, to $120.3 million for the nine month period ended March 31, 1998, compared to $126.2 million for the nine month period ended March 31, 1997. This decline in revenue is primarily due to decreases in Marketplace, Clearinghouse and Mercury Network revenue offset, in part, by an increase in Other revenue.

         Marketplace revenue decreased $2.7 million, or 6.2%, to $40.8 million for the nine month period ended March 31, 1998 from $43.5 million for the nine month period ended March 31, 1997. This decrease is primarily due to the lower sales volume of holiday product.

         Clearinghouse revenue decreased $1.6 million, or 5.9%, to $25.5 million for the nine month period ended March 31, 1998 from $27.1 million for the nine month period ended March 31, 1997. This decrease in revenue is primarily due to decreases in clearinghouse advances.

         Mercury Network revenue decreased by $2.1 million, or 7.6%, to $25.6 million for the nine month period ended March 31, 1998 from $27.7 million for the nine month period ended March 31, 1997. This decrease in revenue is primarily due to decreases in sales of Advantage Business Systems, floral order transmissions and mercury console rental revenue.

         Other revenue increased $0.5 million, or 1.8%, to $28.4 million for the nine month period ended March 31, 1998 from $27.9 million for the nine month period ended March 31, 1997. This is primarily due to an increase in the monthly fee charged to FTD member florists.

         The cost of goods sold and services provided decreased $2.1 million, or 2.8%, to $73.3 million for the nine months ended March 31, 1998 from $75.4 million for the nine months ended March 31, 1997. This is primarily due to decreased costs relating to floral order transmissions and processing services and member programs offset, in part, by an increase in product and distribution costs. As a percent of revenue, cost of goods sold and services provided increased 1.2% to 60.9% for the nine month period ended March 31, 1998 from 59.7% for the nine month period ended March 31, 1997.

         Costs relating to floral order transmissions and processing services decreased $2.4 million, or 11.1%, to $19.3 million for the nine month period ended March 31, 1998 from $21.6 million for the nine month period ended March 31, 1997. This decrease is primarily attributable to a decrease in depreciation expense relating to fully depreciated equipment as of the third quarter of fiscal 1998.

         Costs relating to member programs decreased $1.2 million, or 5.1%, to $22.4 million for the nine month period ended March 31, 1998 from $23.6 million for the nine month period ended March 31, 1997. This is primarily due to decreased costs associated with the FTD Directory being published on a quarterly basis in fiscal 1998 versus five times per year in fiscal 1997. The FTD Directory was published three times in the nine month period ended March 31, 1998 as compared to four times in the nine month period ended March 31, 1997.

         Product and distribution costs increased $1.4 million, or 4.6%, to $31.6 million for the nine month period ended March 31, 1998 from $30.2 million for the nine month period ended March 31, 1997. This increase is primarily due to increased costs associated with the Marketplace branded product line.

         Selling, general and administrative expenses increased by $0.3 million, or 0.7%, to $40.5 million for the nine month period ended March 31, 1998 from $40.2 million for the nine month period ended March 31, 1997. This increase is primarily attributable to an increase in consumer advertising as compared to the same period of the prior year.

         Net interest expense for the nine months ended March 31, 1998 was $7.4 million as compared to $8.7 million in the comparable period of the prior year. The decrease is attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November, 1997 (see Liquidity and Capital Resources).

         Income taxes for the nine month period ended March 31, 1998 were an expense of $0.3 million as compared to an expense of $1.3 million in the comparable period of the prior year. The income tax expense of $0.3 million for the nine month period ended March 31, 1998 consists of a benefit of $0.5 million relating to the extinguishment of long-term debt (see Liquidity and Capital Resources), partially offset by $0.2 million of income tax benefit due to the change in taxable income.

         Net loss increased $2.6 million to $2.0 million for the nine month period ended March 31, 1998 as compared to a net profit of $0.6 million for the nine month period ended March 31, 1997. The change is attributable to the factors previously discussed.

                         LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes (the "Notes") and interest under the Bank Credit Facilities represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility ( the "Term Loan Facilities") and a $50.0 million Revolving Credit Facility ( the "Revolving Credit Facilities") to finance working capital, acquisitions, certain expenses and letter of credit needs. FTD repaid $24.6 million of existing loans thereunder in the nine month period ended March 31, 1998.
At March 31, 1998, the Company did not have any borrowings outstanding under the Revolving Credit Facilities. Any loan outstanding under the Revolving Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Revolving Credit Facilities, will be sufficient to fund its working capital needs, capital expenditures, obligations to the Operating Company and potential acquisitions, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Facilities.

        The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. As of March 31, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's system requirements. FTD is currently developing an implementation and training schedule to have the software package installed on a timely basis. This new software package will allow the Company to improve its execution and efficiencies of recording information in addition to providing a solution for the year 2000 issue.

         During the implementation of the software package, the Company will incur internal staff costs as well as consulting and other costs. The total cost of the software system project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. The total estimated cost to complete the project over the next twelve to eighteen months is expected to range between $10.0 and $12.0 million of which approximately $8.0 to $10.0 million of these expenditures are expected to be capital expenditures. The capitalized items include costs related to hardware, software and other external direct costs of material and services consumed in developing or obtaining the internal-use computer software.

         Capital expenditures were budgeted to be $5.0 million for fiscal 1998. For the nine month period ended March 31, 1998 capital expenditures totaled $3.7 million and consist primarily of the acquisition of a marketing license to advertise through a search engine on the Internet.

         For the nine month period ended March 31, 1998, FTD used cash in the amount of $23.7 million, as compared to a $7.4 million increase in cash for the nine month period ended March 31, 1997.

         Cash provided by operating activities was $5.5 million for the nine month period ended March 31, 1998, compared to cash provided by operating activities of $15.5 million for the nine month period ended March 31, 1997. Depreciation and amortization was $8.5 million for the nine month period ended March 31, 1998, and $10.7 million for the nine month period ended March 31, 1997. The decrease in cash is primarily due to the timing of the Easter holiday credit card transactions which during the comparable period of the prior year caused a decrease in accounts receivable and an increase in accounts payable of FTD's floral customers.

         Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $3.2 million for the nine month period ended March 31, 1998 compared to $2.3 million for the nine month period ended March 31, 1997. This increase is primarily due to the purchase of a marketing license during the third quarter of fiscal 1998.

         Net cash used in financing activities for the nine month period ended March 31, 1998 was $26.1 million compared to net cash used of $5.7 million for the nine month period ended March 31, 1997. This increase primarily consists of $28.5 million of net proceeds of long-term debt as a result of the new Bank Credit Facilities and repayments of $54.6 million of principal on the term loans. During the first quarter of fiscal 1998, the Company repurchased from a former officer 61,860 shares of Class A Common Stock for approximately $75,000.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities

        The Company's Board of Directors declared a 100% stock dividend (2 for 1 stock split) on February 2, 1998 for stockholders of record on February 9, 1998. Each stockholder of record received one additional share for every share owned as of the record date. All references to capital stock have been adjusted to reflect the stock dividend.

Item 5.  Other Information

        The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 (the "Registration Statement") under the Securities Act of 1933, as amended, in the first quarter of fiscal 1998. This Registration Statement was filed with respect to shares of the Company's Class A Common Stock for sale solely to certain members of FTD Association. The shares were offered to satisfy certain of the Company's obligations contained in the Mutual Support Agreement, dated December 18, 1994, between Florists' Transworld Delivery, Inc. and FTD Association, as amended. These shares will be subject to certain restrictions on transfer. The offering price was $10.50 per share and the subscription period for this offering expired on April 30, 1998. Approximately 100,000 shares were subscribed for under the offering and the Company will realize proceeds of approximately $0.5 million, net of offering expenses. These transactions will be recorded in the fourth quarter of fiscal 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.                                Description
 ----------                                 ------------
      11                                    Computation of Earnings Per Share.

      27                                    Financial Data Schedule.

(b)   Reports on Form 8-K

     FTD did not file any reports on Form 8-K during the three month period ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May, 1998.


                               FTD CORPORATION


                    By:        /s/ Francis C. Piccirillo
                               -------------------------------
                               Francis C. Piccirillo
                               Treasurer
                               (Principal financial officer and officer
                               duly authorized to sign on behalf of registrant)

                                  EXHIBIT INDEX


                                                                                         Paper (P)
Exhibit                                                                                    or
Number                        Description                                              Electronic (E)
-------                       -----------                                              -------------
 11                            Computation of Earnings Per Share                             E
 27                            Financial Data Schedule                                       E
