Form 10-K405
period 1998-06-30
FTD CORP
filed 1998-09-24
CIK 944537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Registrant's telephone number, including area code: (630) 719-7800

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

     As of August 31, 1998 there were 12,369,075 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 2,948,750 shares of the Registrant's Class B Common Stock, par value $.0005 per share, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive information statement (to be filed pursuant to Regulation 14C) for the 1998 Annual Meeting of Stockholders (the "Information Statement") are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     FTD is the world's largest floral services organization based on the number of members of FTD Association (as defined) and affiliated organizations. FTD Association has a membership of approximately 20,000 retail florist shops primarily in the U.S. and Canada and, through affiliated or related organizations, approximately 32,000 additional retail florist shops in over 140 other countries. Through these members FTD offers consumers expedited delivery of high-quality FTD-branded products in the U.S. and Canada and non-branded floral products throughout most of the world.

     FTD promotes a worldwide brand based on the FTD Mercury Man logo. See "-- Marketing and Advertising." A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's technology-based transaction processing business, which includes the Mercury Network, Clearinghouse, Advantage Software and Direct Access (1-800-SEND-FTD and www.ftd.com). In addition to the foregoing, FTD's operations include Marketplace and other business units which support and enhance the retail floral industry. See "-- Operations."

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

     FTD Corporation, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD nor the Operating Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Operating Company and FTD Association entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement") and a Trademark Membership License Agreement, dated December 18, 1994 (the "Trademark Agreement"; both the Mutual Support Agreement and the Trademark Agreement are herein after referred to as the "Association Agreements"), which governed the relationship between the Operating Company and FTD Association. Pursuant to the Association Agreements, among other things: (i) existing and future members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) payments by the Operating Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse are made to FTD Association; and (iv) the Operating Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to the members of FTD Association. On April 22, 1998, the Operating Company notified FTD Association Board of Trustees that FTD Association was failing to comply with certain obligations under the Association Agreements. FTD Association failed to cure the deficiencies under the Association Agreements, and the Operating Company notified FTD Association on May 26, 1998, that the Association Agreements were terminated. Such termination is currently subject to an arbitration proceeding in Chicago, Illinois filed by FTD Association on May 28, 1998.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (via television, radio, magazines and newspaper supplements) generally promotes FTD florists, FTD branded products, 1-800-SEND-FTD and FTD Florists' Online Internet site (www.ftd.com). FTD coordinates cooperative advertising on a local basis with participating florists. FTD also provides FTD florists with advertising tools such as billboard paper, slicks for print advertising and television tapes to be tagged with individual shop information. In addition, FTD provides FTD florists with customized direct mail pieces, in-shop merchandising materials and FTD Floral Selections, a counter display catalog featuring FTD products for all occasions.

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

     FTD was initially formed to encourage flowers-by-wire transactions between member florists, but over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of FTD professional florists. Currently, FTD's primary operations include its Marketplace, Clearinghouse, Mercury Network, Direct Access and Publications businesses.

     The following table illustrates the percentage of total revenue generated by the Operating Company's major operations as a percentage of total revenue for the three fiscal years ended June 30, 1998, 1997 and 1996:

                                                                1998     1997     1996
                                                                ----     ----     ----
REVENUE:
Marketplace.................................................     30.2%    31.0%    35.4%
Clearinghouse...............................................     21.9     22.3     23.4
Mercury Network.............................................     21.9     23.1     20.5
Direct Access, Publications, and Other......................     26.0     23.6     20.7
                                                                -----    -----    -----
Total Revenue...............................................    100.0%   100.0%   100.0%

-------------------------
Certain amounts in 1997 and 1996 have been reclassified to conform to the current year presentation.

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

     Marketplace also enters into promotional partnerships to design, promote and sell FTD-branded products. To date, FTD has participated in partnerships with companies such as Mars, Inc. and Disney Enterprises, Inc. The Company believes that FTD's large retail network and brand recognition make it a valuable corporate partner for such ventures.

     Renaissance Greeting Cards Inc. ("Renaissance"), is included as part of Marketplace revenue and is a wholly owned subsidiary of the Operating Company. Renaissance produces greeting cards for special occasions and holidays.

     Clearinghouse. FTD's Clearinghouse provides billing and collection services to both the Sending Florist and the Receiving Florist in flowers-by-wire transactions. In fiscal 1998, FTD cleared floral orders aggregating approximately $465 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining 7% of the sales price of orders sent through Clearinghouse. The remaining 93% is allocated as follows: 20% to the Sending Florist and 73% to the Receiving Florist. In addition, FTD Corporation through the Operating Company provides FTD Association an amount equal to one-eighth of one percent (.125%) of the value of every floral order that is cleared or otherwise processed through FTD's Clearinghouse. See "The Acquisition and Relationship with FTD Association."

     FTD is a joint venture participant in Interflora, Inc., a floral services organization with non-FTD member florists, which enables florists to transmit and receive orders outside the Americas.

     Mercury Network. FTD's Mercury Network is one of the largest proprietary telecommunications networks in the world, based on the total number of participating retail outlets, linking together FTD and approximately seventy-five percent of the FTD florists. These florists who are linked by the Mercury Network are able to transmit orders cleared through FTD or through competing clearinghouses and are able to send messages.

     As part of its Mercury Network, FTD offers FTD florists its Advantage Plus computer software, which operates on the Mercury Network, and is customized to fit the needs of retail florists. The Advantage Plus software package provides a comprehensive range of payroll and accounting functions for the retail florist. During fiscal 1998, FTD successfully released version 6.1 of its Advantage Plus software.

     Also included as part of Mercury Network revenue is the processing of credit card transactions for participating FTD florists. By pooling the credit card transactions of such florists, FTD is able to secure more favorable terms on credit card transactions than they could secure individually.

     Direct Access, Publications and Other (includes 1-800-SEND-FTD and www.ftd.com). FTD's Direct Access business offers retail customers the opportunity to place orders directly with FTD by dialing a toll free number (1-800-SEND-FTD), or through FTD's Online Internet site (www.ftd.com) by utilizing online services such as Compuserve, Netscape and Yahoo. Revenue from this business unit is generated by FTD's receipt of a percentage of the sales price as the Sending Florist and a service charge from the consumer.

     FTD's Publications business consists of FTD's Directory & Toll Free Listings ("FTD Directory"), a directory of all current FTD florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults the FTD Directory to identify a Receiving Florist. The FTD Directory is published quarterly and is supplied to FTD florists in printed form. The FTD Directory is also available on CD-ROM.

     FTD's monthly access fee to members is also included in this category as Other revenue.

SEASONALITY

     FTD generated 22.0%, 26.5%, 26.4% and 25.1% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1998, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1998. FTD's operating income also fluctuates over the course of the fiscal year. In Fiscal 1998, FTD experienced increased operating income for the fiscal quarters ending

September 30 and June 30. This fluctuation is primarily attributable to: (i) increased advertising and promotional expenditures during the fiscal quarter ending December 31 relating to the holiday season; (ii) a decrease in general and administrative costs during the quarter ending June 30; and (iii) increased Clearinghouse and Direct Access, Publications and Other revenues during the fourth quarter relating to the Easter and Mother's Day holidays as well as an increase in the monthly access fee. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo is a registered U.S. trademark which distinguishes FTD's services and products from those offered by others and appears on the shop window or door of each FTD florist. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Stay in Touch Bouquet," "Pick-Me-Up Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet" "Puzzle Fun Bouquet" and "Sweet Dreams Bouquet." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the FTD florists who have executed a Trademark Membership License Agreement with the Operating Company.

COMPETITION

     FTD competes in the extremely fragmented floral services industry against a large number of wholesalers and service providers. FTD's primary competitors are: American Floral Services, Inc. and Teleflora LLC. Both of these competing services offer some products and services which are comparable to those offered by FTD and most FTD florists subscribe to at least one of these competing services. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases. The primary competitor for the Direct Access (1-800-SEND-FTD) business is 1-800-FLOWERS, Inc. Several other less significant companies operate in the toll free and online services markets.

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

EMPLOYEES

     As of June 30, 1998, FTD employed approximately 430 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.

ITEM 2. PROPERTIES

     FTD's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by FTD and are located in Downers Grove, Illinois. FTD leases office space through a subsidiary in Sanford, Maine. FTD uses independent warehouse and distribution facilities in California, Ohio and Ontario, Canada for product distribution.

ITEM 3. LEGAL PROCEEDINGS

     FTD is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this report pursuant to instruction 3 to Item 401(b) of Regulation S-K:

NAME                                                            AGE       EXECUTIVE OFFICERS
----                                                            ---       ------------------
Robert L. Norton............................................    51     President
Francis C. Piccirillo.......................................    48     Treasurer
Scott D. Levin..............................................    36     Secretary
Fred Johnson................................................    50     Executive Vice President
                                                                       Technology of the
                                                                       Operating Company
Michael Soenen..............................................    28     Vice President Marketing
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

     Mr. Piccirillo joined FTD Corporation as Treasurer in August 1997. Mr. Piccirillo is also Vice President and Chief Financial Officer of the Operating Company. Prior to that time, Mr. Piccirillo was Vice President/ Treasurer of Fabri-Centers of America, Inc. for more than five years. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and an M.B.A. in 1973 from Gannon University. In addition, Mr. Piccirillo received a J.D. from Cleveland State University in 1976, and is a Certified Public Accountant.

     Mr. Levin joined FTD Corporation as Secretary in May 1996. Mr. Levin also served as Vice President of FTD Corporation from May 1996 to September 1997. Mr. Levin also serves as Vice President, General Counsel and Secretary of the Operating Company. Prior to joining the Company, Mr. Levin practiced law with Schulte Roth & Zabel LLP, from April 1989 to April 1996. Mr. Levin received a B.A. in Political Science and Philosophy from Boston College in 1984 and a J.D. from The National Law Center of George Washington University in 1987.

     Mr. Johnson joined the Operating Company as Executive Vice President Technology in July 1997. Prior to that time, Mr. Johnson was Senior Vice President MIS for Fabri-Centers of America, Inc. for more than five years. Mr. Johnson received a B.S. in engineering from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

     Mr. Soenen joined the Operating Company as Director of Sales Promotion in January 1997. In August 1998, he was promoted to Vice President Marketing. Mr. Soenen was an associate at Perry Capital Corp. from August 1996 to December 1996. Prior to that time, Mr. Soenen worked for Salomon Brothers Inc, an investment banking firm, from July 1993 to July 1996. Mr. Soenen received a B.A. in Economics from Kalamazoo College in 1992.

     Executive Officers are selected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for FTD Corporation's common equity. As of August 31, 1998, there were approximately 2,100 holders of Class A Common Stock, par value $.01 per share, of FTD Corporation, and approximately four holders of Class B Common Stock, par value $.0005 per share, of FTD Corporation.

     FTD has not paid any cash dividends on its common equity since its inception. On February 2, 1998, the Board of Directors declared a 100% stock dividend (2 for 1 stock split) of the Company's Class A Common Stock and Class B Common Stock for stockholders of record as of February 9, 1998 (the "Stock Split"). Each stockholder of record received one additional share for every share owned on the record date. Accordingly, all references in the Company's Annual Report on Form 10-K for the year ended June 30, 1998 to capital stock have been adjusted to reflect the Stock Split. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of FTD, and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

     In addition, under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Operating Company to FTD to pay management fees in an amount not to exceed $2.0 million in any one fiscal year pursuant to the Management Consulting Services Agreement (as hereinafter defined); (2) payments by the Operating Company to FTD for the reimbursement of reasonable out-of-pocket expenses permitted pursuant to the Management Consulting Services Agreement; and (3) payments by the Operating Company to FTD to repurchase shares of its Common Stock (subject to restrictions).

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data of the Old Association for the fiscal year ended June 30, 1994 and the period from July 1, 1994 to December 18, 1994, and of FTD for the period December 19, 1994 to June 30, 1995 and the fiscal years ended June 30, 1996, 1997 and 1998. The selected historical balance sheet and statement of operations data as of and for the fiscal year ended June 30, 1994 were derived from the audited consolidated financial statements of the Old Association. The Acquisition was consummated on December 19, 1994. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 were derived from the audited consolidated financial statements of the Old Association. The selected historical statement of operating data for the period from December 19, 1994 to June 30, 1995, and for the years ended June 30, 1996, 1997 and 1998 and the balance sheet data as of June 30, 1996, 1997 and 1998 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with Item 7 "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of FTD for the years ended June 30, 1996, 1997 and 1998, including the notes thereto, appearing elsewhere in this Form 10-K.

                                             CONSOLIDATED FTD CORPORATION                 OLD ASSOCIATION
                                    ----------------------------------------------   -------------------------
                                                                      DECEMBER 19,
                                                                          1994          JULY 1
                                          YEAR ENDED JUNE 30,           THROUGH        THROUGH      YEAR ENDED
                                    -------------------------------     JUNE 30,     DECEMBER 18,    JUNE 30,
                                      1998        1997       1996         1995           1994        1994(1)
                                      ----        ----       ----     ------------   ------------   ----------
                                      (DOLLARS IN THOUSANDS, EXCEPT FOR RATIOS AND EARNINGS PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue...................  $161,325    $162,537   $166,642     $ 96,572       $ 75,342      $166,560
  Cost of goods sold and services
     provided.....................    94,083      97,395    104,386       59,368         49,489       102,260
  Selling, general and
     administrative...............    54,540      54,634     58,763       29,992         28,313        57,625
                                    --------    --------   --------     --------       --------      --------
  Income (loss) from operations...    12,702      10,508      3,493        7,282         (2,460)        6,675
  Other expense, net..............     9,503      11,839     12,067        5,827             77           795
  Income taxes (benefit)(2).......     2,102         416     (1,813)       1,021             35            92
  Minority interest(3)............        (1)        (14)       (33)           8             --            --
  Cumulative effect of accounting
     change(4)....................        --          --         --           --             --         6,277
                                    --------    --------   --------     --------       --------      --------
Net income (loss) before
  extraordinary item..............  $  1,098    $ (1,733)  $ (6,728)    $    426       $ (2,572)     $   (489)
                                    ========    ========   ========     ========       ========      ========
Extraordinary item(5):
  Loss on extinguishment of debt
     (net of $490 income tax
     benefit).....................      (835)         --         --           --             --            --
                                    --------    --------   --------     --------       --------      --------
Net income (loss).................  $    263    $ (1,733)  $ (6,728)    $    426       $ (2,572)     $   (489)
                                    ========    ========   ========     ========       ========      ========
Earnings (loss) per share(6)
  Basic and Diluted before
     extraordinary item...........  $   0.07    $  (0.11)  $  (0.50)    $   0.03
  Extraordinary item..............  $  (0.05)
  Basic and Diluted...............  $   0.02    $  (0.11)  $  (0.50)    $   0.03
OTHER DATA:
  Depreciation and amortization...  $  9,570    $ 15,606   $ 14,231     $  6,525       $  4,911      $ 10,144
  Capital expenditures, net.......     1,942       2,614      4,950        3,082          1,413         8,134
  Ratio of earnings to fixed
     charges(7)...................       1.3X         --         --          1.2X            --           2.9X
BALANCE SHEET DATA:
  (at end of period)
  Working capital (deficit).......  $ (4,148)   $  5,339   $  2,718     $  6,546       $     --      $ 16,918
  Total assets....................   154,486     181,724    196,082      203,864             --       135,506
  Long-term debt, including
     current portion..............    58,130      82,400     96,277      100,757             --        33,463
  Total equity....................  $ 27,924    $ 27,172   $ 29,140     $ 35,080       $     --      $ 36,216

-------------------------
(1) Fiscal 1994 has not been restated to conform to current year presentation of the FTD Floral Selections revenue, credit card interest, and Canadian exchange due to unavailability of information relating to operations prior to the Acquisition. The restatements to fiscal 1997, 1996, and 1995 in order to conform to the current year presentation were between revenue, cost of goods sold and services provided, and selling, general and administrative expenses. Income (loss) from operations was not affected by the reclassifications.

(2) Taxes on income for the fiscal year ended June 30, 1994 and the period July 1 through December 18, 1994 are generally applicable to the Old Association's Canadian operations. During these periods, the Old Association conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period December 19, 1994 through June 30, 1995 and for the fiscal years ended June 30, 1996, 1997 and 1998 represent operations after conversion from a cooperative association to a for-profit corporation, which resulted in a provision for U.S. income tax liabilities to be recorded.

(3) Represents FTD's interest in Renaissance. In fiscal 1998, the remaining minority interest was purchased for cash by FTD.

(4) Effective July 1, 1993, the Old Association and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," for its unfunded post-retirement health care program.

(5) In November 1997, FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. As a result of entering into the new credit agreement, unamortized deferred financing costs associated with the then existing debt were expensed net of the related income tax benefit of $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million. See note 4 to the consolidated financial statements.

(6) The Old Association was a member-owned non-profit cooperative association and accordingly, no stock was issued. Earnings (loss) per share has been calculated after giving effect to the Stock Split.

(7) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and cumulative effect of accounting change, plus net Other expenses. Net Other expenses consist of net interest expense and the component of rental expense believed by management to be representative of the interest factor thereon. Earnings for the period July 1 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the years ended June 30, 1996 and 1997 were insufficient to cover fixed charges by $8,574 and $1,331, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this report, certain statements made herein are forward-looking statements that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties, and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate fluctuations, collection of receivables, the Company's ability to address internal and external Year 2000 issues and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by FTD's major operations and summarizes FTD's historical results of operations for the three fiscal years ended June 30, 1998, 1997 and 1996:

                                                                       YEAR ENDED JUNE 30
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
REVENUE:
Marketplace.................................................    $ 48,668    $ 50,257    $ 58,944
Clearinghouse...............................................      35,292      36,301      38,966
Mercury Network.............................................      35,317      37,554      34,134
Direct Access Publications, and Other.......................      42,048      38,425      34,598
                                                                --------    --------    --------
     Total revenue..........................................     161,325     162,537     166,642
Cost of goods sold and services provided....................      94,083      97,395     104,386
Selling, general and administrative.........................      54,540      54,634      58,763
                                                                --------    --------    --------
Income from operations......................................    $ 12,702    $ 10,508    $  3,493
                                                                ========    ========    ========

-------------------------
Certain amounts in 1997 and 1996 have been reclassified to conform to the current year presentation.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1998 compared with the year ended June 30, 1997.

     Total revenue decreased by $1.2 million, or 0.7%, to $161.3 million for the year ended June 30, 1998 compared to $162.5 million for the year ended June 30, 1997. The decline in revenue was the net result of decreases in Marketplace, Clearinghouse and Mercury Network revenue, partially offset by an increase in Other revenue.

     Marketplace revenue decreased by $1.6 million, or 3.2%, to $48.7 million for the year ended June 30, 1998 compared to $50.3 million for the year ended June 30, 1997. The decrease from the prior year was the net result of lower sales volume of holiday products offset in part by an increase in revenue relating to Renaissance as a result of the increase in the number of retail outlets in which Renaissance Greeting Cards, are sold and the FTD Floral Selections. Marketplace revenue was 30.2% and 31.0% of total revenue for the years ended June 30, 1998 and 1997, respectively.

     Clearinghouse revenue decreased by $1.0 million, or 2.8%, to $35.3 million for the year ended June 30, 1998 from $36.3 million for the year ended June 30, 1997. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.9% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the overall decline in the market share of retail florists. Clearinghouse revenue was 21.9% and 22.3% of total revenue for the years ended June 30, 1998 and 1997, respectively.

     Mercury Network revenue decreased by $2.2 million, or 5.9%, to $35.3 million for the year ended June 30, 1998 from $37.6 million for the year ended June 30, 1997. A decrease in computer console rental income and sales of Advantage floral business systems were the major factors contributing to the revenue decrease. Mercury Network revenue was 21.9% and 23.1% of total revenue for the years ended June 30, 1998 and 1997, respectively.

     Other revenue experienced a net increase of $3.6 million, or 9.4%, to $42.0 million for the year ended June 30, 1998 from $38.4 million for the year ended June 30, 1997. This increase was primarily due to an increase in the monthly access fee charged to FTD florists as well as incremental revenue for fiscal 1998 relating to FTD's Internet site www.ftd.com. Other revenue was 26.0% and 23.6% of total revenue for the year ended June 30, 1998 and 1997, respectively.

     The cost of goods sold and services provided decreased by $3.3 million, or 3.4%, to $94.1 million for the year ended June 30, 1998 from $97.4 million for the year ended June 30, 1997. This is primarily the result of lower costs relating to floral order transmissions and processing services and customer programs partially offset by an increase in costs relating to products and distribution. As a percentage of revenue, cost of goods sold and services provided decreased slightly to 58.3% for the year ended June 30, 1998 from 59.9% for the year ended June 30, 1997.

     Costs relating to floral order transmissions and processing services decreased $4.0 million, or 13.4%, to $25.8 million for the year ended June 30, 1998 from $29.8 million for the year ended June 30, 1997. This decrease is primarily attributable to a decrease in depreciation expense relating to fully depreciated equipment as of December 31, 1997.

     Costs relating to customer programs decreased $0.2 million, or 0.5%, to $31.5 million for the year ended June 30, 1998 from $31.7 for the year ended June 30, 1997. This is primarily the net result of decreased costs relating to the FTD Directory being published on a quarterly basis in fiscal 1998 versus five times per year in fiscal 1997 and net increased costs associated with FTD's customer incentive program and other miscellaneous expenses.

     Product and distribution costs increased by $0.8 million, or 2.2% to $36.7 million for the year ended June 30, 1998 from $35.9 million for the year ended June 30, 1997. This increase is primarily due to increased costs associated with the Marketplace branded product line and costs associated with product sourcing.

     Selling, general and administrative expenses decreased by $0.1 million, or 0.2%, to $54.5 million for the year ended June 30, 1998 from $54.6 million for the year ended June 30, 1997. This decrease is primarily due to the net result of increased national advertising expenses and decreased general and administration expenses in comparison to fiscal 1997.

     Net interest expense for the years ended June 30, 1998 and 1997 was $9.5 million and $11.3 million, respectively. The decrease of $1.8 million was attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November 1997. See "-- Liquidity and Capital Resources."

     Income taxes on income from continuing operations for the year ended June 30, 1998 reflect an expense of $2.1 million compared to an expense of $0.4 million in the prior year. This increase is due to the increase in taxable income.

     As a result of the factors described above, a net profit before extraordinary item of $1.1 million was achieved for the year ended June 30, 1998, an improvement of $2.8 million from a net loss of $1.7 million for the year ended June 30, 1997. In November 1997, FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. which resulted in $1.3 million of unamortized deferred financing costs associated with the then existing debt to be expensed. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the consolidated condensed statements of operations. Net profit after the extraordinary item was $263 thousand, an improvement of $2.0 million from a net loss of $1.7 million for the year ended June 30, 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1997 compared with the year ended June 30, 1996.

     Revenue decreased by $4.1 million, or 2.5%, to $162.5 million for the year ended June 30, 1997 compared to $166.6 million for the year ended June 30, 1996. The decline in revenue was the net result of decreases in Marketplace and Clearinghouse revenue, partially offset by increases in Mercury Network and Other revenue.

     Marketplace revenue decreased by $8.7 million, or 14.8%, to $50.2 million for the year ended June 30, 1997 compared to $58.9 million for the year ended June 30, 1996. The decrease from the prior year was the result of lower sales volume of holiday products. Marketplace revenue was 30.9% and 35.4% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Clearinghouse revenue decreased by $2.7 million, or 6.8%, to $36.3 million for the year ended June 30, 1997 from $39.0 million for the year ended June 30, 1996. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.5% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the general decline in the market share of retail florists. Clearinghouse revenue was 22.3% and 23.4% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Mercury Network revenue increased by $3.4 million, or 10.0%, to $37.6 million for the year ended June 30, 1997 from $34.1 million for the year ended June 30, 1996. An increase in terminal leasing revenue, order transmission income and sales of Advantage floral business systems were the major factors in the revenue increase. Mercury Network revenue was 23.1% and 20.5% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Other revenue experienced a net increase of $3.8 million, or 11.1%, to $38.4 million for the year ended June 30, 1997 from $34.6 million for the year ended June 30, 1996. This increase was primarily due to growth in the order volume of Direct Access (1-800-SEND-FTD) and publications revenue. Other revenue was 23.6% and 20.8% of total revenue for the year ended June 30, 1997 and 1996, respectively.

     The cost of goods sold and services provided decreased by $7.0 million, or 6.7%, to $97.4 million for the year ended June 30, 1997 from $104.4 million for the year ended June 30, 1996. This is primarily the result of lower costs associated with products and distribution as well as decreased costs relating to floral order transmissions and processing services and customer programs. As a percentage of revenue, cost of goods sold and services provided decreased slightly to 59.9% for the year ended June 30, 1997 from 62.7% for the year ended June 30, 1996.

     Product and distribution costs decreased by $5.3 million, or 12.9%, to $35.9 million for the year ended June 30, 1997 from $41.2 million for the year ended June 30, 1996. This is primarily the result of lower costs of goods sold related to lower Marketplace sales as discussed above.

     Costs relating to floral order transmissions and processing services decreased $0.8 million, or 2.6%, to $29.8 million for the year ended June 30, 1997 from $30.6 million for the year ended June 30, 1996. This decrease is primarily attributable to decreased costs associated with computer operations and systems and programming offset in part by an increase in costs related to data processing.

     Costs relating to customer programs decreased $0.9 million, or 2.8%, to $31.7 million for the year ended June 30, 1997 from $32.6 million for the year ended June 30, 1996. This decrease is primarily attributable to decreased costs associated with FTD's customer incentive program and credit cards offset in part by an increase in costs associated with the sales of Advantage floral business systems.

     Selling, general and administrative expenses decreased by $4.1 million, to $54.6 million for the year ended June 30, 1997 from $58.8 million for the year ended June 30, 1996. This decrease is primarily due to FTD's decreased advertising and promotional expenditures in fiscal 1997. In addition, a pension curtailment gain of $2.7 million, a $0.8 million postretirement curtailment gain and a $0.5 million pension settlement gain were partially offset by costs of $4.5 million due to FTD's facility consolidation efforts including the write-off of the trained workforce intangible asset and other related actions.

     Net interest expense for the years ended June 30, 1997 and 1996 was $11.3 million and $12.1 million, respectively. The decrease of $0.8 million resulted from a reduction in debt during the year ended June 30, 1997. See "-- Liquidity and Capital Resources."

     Income taxes for the year ended June 30, 1997 reflect an expense of $0.4 million compared to a benefit of $1.8 million in the prior year. This increase is a result of the decrease in the net loss from the prior year.

     As a result of the factors described above, a net loss of $1.7 million was achieved for the year ended June 30, 1997, an improvement of $5.0 million from a net loss of $6.7 million for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933, as amended (the "Securities Act") and interest payments under the Company's $100 million Credit Agreement dated as of November 20, 1997 with First Chicago Capital Markets Inc. (the "Bank Credit Facilities") represent significant liquidity requirements for FTD. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. FTD has repaid $24.6 million of existing loans under the "Old Bank Credit Agreement" with Bankers Trust dated December 19, 1994 with the proceeds of the Bank Credit Facilities during fiscal 1998. At June 30, 1998, the Company did not have any borrowings outstanding under the Bank Credit Facilities. Any loan outstanding under the Bank Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Bank Credit Facilities, will be sufficient to fund its working capital needs, capital expenditures, obligations to the Operating Company, potential acquisitions and to make interest and principal payments as they become due under the terms of the Notes and the Bank Credit Facilities.

     As of June 30, 1998, the Company is in compliance with the covenants of their debt agreements. See Note 4 (Financing Arrangements) to the consolidated financial statements.

     In addition to its debt service obligations, FTD's remaining liquidity demands will be primarily for capital expenditures, Year 2000 Compliance costs and working capital needs. In the fiscal years ended June 30, 1998 and 1997, FTD's net capital expenditures were $1.9 million and $2.6 million, respectively, related primarily in 1998 to the implementation of new software packages and building improvements, and in 1997 to the purchase of additional office equipment. FTD's expected capital expenditures for fiscal 1999 are estimated to be in the range of $5.0 to $7.0 million and will primarily be used for new computer software and related information technology purchases. The Company believes that cash flow from operations, together with borrowings available under the Bank Credit Facilities, will be sufficient to fund anticipated capital expenditures and working capital needs.

     Cash provided by operating activities was $13.0 million for the year ended June 30, 1998 compared to cash provided of $12.5 million for the year ended June 30, 1997. Contributing to the increase in cash was a decrease in inventory of $4.3 million.

     Cash used in investing activities was $2.0 million for the year ended June 30, 1998, compared to cash provided by investing activities of $3.6 million for the year ended June 30, 1997. In fiscal 1998, the cash used in investing activities primarily consisted of the acquisition of components relating to the new software package and the purchase of the remaining minority interest in Renaissance.

     Cash used in financing activities was $25.6 million for the year ended June 30, 1998 compared to cash used of $14.4 million for the year ended June 30, 1997. The net cash used in financing activities in the year ended June 30, 1998, reflects primarily the net proceeds of long term debt as a result of entering into the new Bank Credit Facilities and repayments of principal on the then existing term loans under the old Bank Credit Agreement.

     Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension settlement gain of $0.4 million and a pre-tax pension curtailment gain of $1.0 million were recognized in income as a reduction in Selling, General and Administrative costs during fiscal 1998. FTD has established a new 401(k) savings plan for all of its eligible employees.

     On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which has enabled FTD to improve program execution and is helping FTD to better serve its customers. Leased office space in Boston, Massachusetts was subleased, and land and buildings in Southfield, Michigan were sold. FTD's then existing bank credit agreement required FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs were reduced. In accordance with EITF Consensus no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $3.0 million were recognized as Selling, General and Administrative costs during fiscal 1997. During fiscal 1998 the Company reduced the liability for non-recurring charges in connection with the consolidation by $0.4 million, as a result of over estimates in anticipated consolidation expenses associated with severance, relocation and other costs.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers. As of June 30, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's system requirements. FTD is currently in the implementation and training process of a new software package and expects the project to be completed by June 30, 1999. This new software package will allow the Company to improve its execution and efficiency in recording information in addition to providing a solution to the Year 2000 issue with respect to the Company's internal computer systems.

     The Company has not completed its assessment of the Year 2000 issue as it relates to customers and third party vendors with whom the Company does business. However, it should be noted that the Company has over 20,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company's plan includes contacting key third parties, including financial institutions and communication and transportation providers with whom the Company does business to address the compatibility of systems.

     The economy in general may be adversely affected by risks associated with the Year 2000 issue. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by other parties with whom the Company does business, are not Year 2000 Compliant in time. There can be no assurance that these third party systems will continue to properly function and interface and will otherwise be Year 2000 Compliant. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company.

     During the implementation of the new software package, the Company will incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 12 to 18 months is expected to range between $10.0 and $12.0 million of which approximately $8.0 to $10.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use computer software. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect on the Company's earnings is expected to have a material effect on the Company's business, financial condition and results of operations. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible any significant Year 2000 noncompliance.

     The expected costs and completion dates for the Year 2000 project are forward looking statements based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors" contained in the Company's Information Statement. See also Item 4-A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the sections, "Security Ownership of Certain Beneficial Owners and Management" and "Principal Stockholders," in the Company's Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section, "Relationship with Affiliates," in the Company's Information Statement.

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

(B) REPORTS ON FORM 8-K

     No forms 8-K were filed by the Company during the fourth quarter of fiscal 1998.

(C) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     See accompanying Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FTD CORPORATION

                                          By:     /s/ ROBERT L. NORTON
                                             -----------------------------------
                                             Name: Robert L. Norton
                                               Title: President
                                             Date: September 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----

           /s/ RICHARD C. PERRY               Chairman of the Board and Director      September 24, 1998
------------------------------------------
             Richard C. Perry

           /s/ ROBERT L. NORTON               President (Principal Executive          September 24, 1998
------------------------------------------    Officer)
             Robert L. Norton

        /s/ FRANCIS C. PICCIRILLO             Treasurer (Principal Accounting and     September 24, 1998
------------------------------------------    Financial Officer)
          Francis C. Piccirillo

            /s/ VERONICA K. HO                Director                                September 24, 1998
------------------------------------------
              Veronica K. Ho

          /s/ GARY K. SILBERBERG              Director                                September 24, 1998
------------------------------------------
            Gary K. Silberberg

           /s/ GEOFFREY REHNERT               Director                                September 24, 1998
------------------------------------------
             Geoffrey Rehnert

             /s/ HABIB GORGI                  Director                                September 24, 1998
------------------------------------------
               Habib Gorgi

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....    F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1998, 1997 and 1996..................    F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997 and 1996..............................    F-6
Notes to Consolidated Financial Statements as of June 30,
  1998 and 1997.............................................    F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................    F-21
Schedule II -- Valuation and Qualifying Accounts............    F-22

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

[KPMG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FTD Corporation

     We have audited the accompanying consolidated balance sheets of FTD Corporation (the Company), as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTD Corporation as of June 30, 1998 and 1997, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Detroit, Michigan
August 28, 1998

                                FTD CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997

                                                                  1998        1997
                                                                  ----        ----
                                                                   (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 13,615    $ 28,294
Accounts receivable, less allowance for doubtful accounts
  ($1,854 in 1998 and $2,211 in 1997).......................      24,104      24,979
Inventories, principally finished goods, net................      13,261      14,992
Deferred income taxes.......................................       5,216       7,242
Other current assets........................................         857       2,034
                                                                --------    --------
    Total current assets....................................      57,053      77,541
PROPERTY AND EQUIPMENT:
Land and improvements.......................................       1,600       1,600
Building and improvements...................................       7,996       7,601
Mercury consoles............................................      21,835      22,472
Furniture and equipment.....................................      14,370      12,832
                                                                --------    --------
    Total...................................................      45,801      44,505
Less accumulated depreciation...............................      30,108      23,925
                                                                --------    --------
    Property and equipment, net.............................      15,693      20,580
OTHER ASSETS:
Deferred financing costs, less accumulated amortization
  ($4,861 in 1998 and $2,724 in 1997).......................       2,711       3,394
Other noncurrent assets.....................................       4,244       1,979
Goodwill and other intangibles, less accumulated
  amortization
  ($10,599 in 1998 and $7,528 in 1997)......................      74,785      78,230
                                                                --------    --------
    Total other assets......................................      81,740      83,603
                                                                --------    --------
    Total assets............................................    $154,486    $181,724
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt........................    $     --    $  9,297
Accounts payable............................................      29,863      29,237
Accrued member incentive programs...........................      14,047      13,816
Accrued severance costs.....................................         193       1,245
Other accrued liabilities...................................       6,533       5,765
Members' deposits...........................................       9,962       9,991
Unearned income.............................................         603       2,724
                                                                --------    --------
    Total current liabilities...............................      61,201      72,075
Long-term debt, less current maturities.....................      58,130      73,103
Post-retirement benefits, less current portion..............       5,572       6,577
Accrued pension obligations, less current portion...........         497         876
Deferred income taxes.......................................       1,162       1,765
Minority interest in subsidiary.............................          --         156
STOCKHOLDERS' EQUITY:
Preferred stock $0.01 par value, 1,000,000 shares
  authorized, no shares issued..............................          --          --
Common stock:
  Class A, $0.01 par value, 30,000,000 shares authorized;
    12,613,727 shares issued and 12,395,719 outstanding at
    June 30, 1998; 12,461,734 shares issued and 12,280,384
    outstanding at June 30,1997.............................         126         125
  Class B, $0.0005 par value, 3,000,000 shares authorized,
    issued and outstanding at June 30, 1998 and 1997........           2           2
Paid-in Capital.............................................      36,741      35,575
Accumulated deficit.........................................      (7,812)     (8,013)
Notes receivable............................................          --         (32)
Unamortized restricted stock................................        (511)         --
Treasury stock..............................................        (622)       (485)
                                                                --------    --------
    Total stockholders' equity..............................      27,924      27,172
                                                                --------    --------
    Total liabilities and stockholders' equity..............    $154,486    $181,724
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
REVENUES:
Marketplace.................................................    $ 48,668    $ 50,257    $ 58,944
Clearinghouse...............................................      35,292      36,301      38,966
Mercury Network.............................................      35,317      37,554      34,134
Direct Access, Publications and Other.......................      42,048      38,425      34,598
                                                                --------    --------    --------
     Total revenues.........................................     161,325     162,537     166,642
COSTS:
Products and distribution...................................      36,701      35,897      41,209
Floral order transmissions and processing services..........      25,837      29,803      30,562
Member programs.............................................      31,545      31,695      32,615
                                                                --------    --------    --------
     Total cost of goods sold and services provided.........      94,083      97,395     104,386
Selling, general and administrative expense.................      54,540      54,634      58,763
                                                                --------    --------    --------
     Income from operations.................................      12,702      10,508       3,493
OTHER INCOME AND EXPENSES:
Interest income.............................................      (1,079)     (1,480)     (1,431)
Interest expense............................................      10,582      12,789      13,498
Loss on sale of Southfield, Michigan facility...............          --         530          --
                                                                --------    --------    --------
     Total other income and expenses........................       9,503      11,839      12,067
                                                                --------    --------    --------
     Income (loss) before income tax expense, minority
       interest and extraordinary item......................       3,199      (1,331)     (8,574)
Income tax expense (benefit)................................       2,102         416      (1,813)
Minority interest in loss of subsidiary.....................          (1)        (14)        (33)
                                                                --------    --------    --------
     Net income (loss) before extraordinary item............       1,098      (1,733)     (6,728)
EXTRAORDINARY ITEM:
Loss on extinguishment of debt (net of $490 income tax
  benefit)..................................................        (835)         --          --
                                                                --------    --------    --------
     Net income (loss)......................................    $    263    $ (1,733)   $ (6,728)
                                                                ========    ========    ========
EARNINGS (LOSS) PER SHARE:
Basic and Diluted earnings (loss) per share before
  extraordinary item........................................       $0.07      $(0.11)     $(0.50)
Extraordinary item..........................................       (0.05)         --          --
                                                                --------    --------    --------
Basic and Diluted earnings (loss) per share.................       $0.02      $(0.11)     $(0.50)
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                JUNE 30,    JUNE 30,    JUNE 30,
                                                                  1998        1997        1996
                                                                --------    --------    --------
Class A, shares outstanding
  Balance at beginning of year..............................     12,280      12,403       6,029
    Common stock issued to effect 1998 Stock Offering.......         97
    Retroactive restatement for 2 for 1 stock split in the
     form of a stock dividend effective 2/2/98..............                              6,029
    Purchase of common stock from initial investors.........                               (971)
    Sales of common stock in public offering................                              1,318
    Repurchase of common stock..............................        (79)       (131)        (66)
    Sale of common stock to officers........................         98           8          64
                                                                -------     -------     -------
  Balance at end of year....................................     12,396      12,280      12,403
                                                                -------     -------     -------
Class B, shares outstanding
  Balance at beginning of year..............................      3,000       3,000         442
    Repurchase of common stock..............................                               (134)
    Retroactive restatement for 2 for 1 stock split in the
     form of a stock dividend effective 2/2/98..............                                442
    Exercise of common stock warrants.......................                              2,250
                                                                -------     -------     -------
  Balance at end of year....................................      3,000       3,000       3,000
                                                                -------     -------     -------
Common stock at stated value
  Balance at beginning of year..............................    $   127     $   127     $    66
    Repurchase of initial investment........................                                 (5)
    Retroactive restatement for 2 for 1 stock split in the
     form of a stock dividend effective 2/2/98..............                                 64
    Additional common stock issued..........................          1
    Sale of treasury stock..................................                                 (1)
    Sale of common stock in public offering.................                                  6
    Change in par value of class B shares...................                                 (4)
    Exercise of common stock warrants.......................                                  1
                                                                -------     -------     -------
  Balance at end of year....................................    $   128     $   127     $   127
                                                                =======     =======     =======
Paid-in Capital
  Balance at beginning of year..............................    $35,575     $35,543     $35,385
    Repurchase of initial investment........................                             (2,949)
    Retroactive restatement for 2 for 1 stock split in the
     form of a stock dividend effective 2/2/98..............                                (64)
    Additional common stock issued..........................        593
    Sale of treasury stock..................................                               (499)
    Sale of common stock in public offering.................                              3,516
    Repurchase of common stock..............................                                 80
    Sale of common stock to officers........................        573          32         135
    Change in par value of class B shares...................                                  4
    Cancellation of shareholder receivable related to
     repurchase of common stock.............................                                (65)
                                                                -------     -------     -------
  Balance at end of year....................................    $36,741     $35,575     $35,543
                                                                =======     =======     =======
Retained Earnings (Accumulated Deficit)
  Balance at beginning of year..............................    $(8,013)    $(6,275)    $   449
    Net income (loss).......................................        263      (1,733)     (6,728)
    Foreign currency translation adjustment.................        (62)         (5)          4
                                                                -------     -------     -------
  Balance at end of year....................................    $(7,812)    $(8,013)    $(6,275)
                                                                =======     =======     =======
Notes Receivable and Unamortized Restricted Stock
  Balance at beginning of year..............................    $   (32)    $  (128)    $  (319)
    Payment of officer note receivable......................         32
    Repurchase of initial investment........................                                 68
    Deferred Compensation...................................       (620)
    Sales of Common Stock to Officers.......................                    (32)        (12)
    Amortization of deferred compensation...................        109
    Amortization of shareholder notes receivable............                                 70
    Cancellation of shareholder receivable related to
     repurchase of common stock.............................                                 65
    Forgiveness of officers loan............................                    128
                                                                -------     -------     -------
  Balance at end of year....................................    $  (511)    $   (32)    $  (128)
                                                                =======     =======     =======
Treasury Stock, Class A
  Balance at beginning of year..............................    $  (485)    $  (127)    $  (500)
    Repurchase of common stock..............................       (252)       (358)       (162)
    Sale of treasury stock..................................                                500
    Sale of common stock to officers........................        115                      35
                                                                -------     -------     -------
  Balance at end of year....................................    $  (622)    $  (485)    $  (127)
                                                                =======     =======     =======
Total Stockholders' Equity..................................    $27,924     $27,172     $29,140
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                  1998        1997       1996
                                                                  ----        ----       ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $    263    $ (1,733)   $(6,728)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       9,570      15,606     14,231
  Amortization of deferred financing costs and original
    issue discount..........................................       2,519       1,405      1,359
  Post-retirement benefits other than pensions..............      (1,005)       (586)       401
  Pension...................................................        (379)     (2,756)      (120)
  Minority interest in loss of subsidiary...................          (1)        (14)       (32)
  Undistributed loss of unconsolidated affiliate............          (8)        (31)       (67)
  Loss on sale or disposal of assets........................          --         530        663
  Increase (decrease) in cash due to change in:
    Accounts receivable.....................................         875        (899)    (3,219)
    Inventories.............................................       1,731      (2,524)     1,027
    Deferred income taxes...................................       1,423         286     (2,035)
    Other current assets....................................       1,177        (316)      (159)
    Other noncurrent assets.................................      (1,979)         --         --
    Accounts payable........................................         626         877      1,491
    Accrued member incentive programs.......................         231         867      6,194
    Accrued severance costs.................................        (678)        (74)    (1,504)
    Other accrued liabilities, unearned income, and members'
      deposits..............................................      (1,382)      1,837       (417)
                                                                --------    --------    -------
      Net cash provided by operating activities.............      12,983      12,475     11,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net...................................      (1,942)     (2,614)    (4,950)
Proceeds from the sale of the Southfield, Michigan
  facility..................................................          --       6,224         --
Purchase of minority interest in Renaissance................        (103)         --         --
                                                                --------    --------    -------
      Net cash provided by (used in) investing activities...      (2,045)      3,610     (4,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of revolving credit borrowings.................      28,546          --         --
Repayments of long-term debt................................     (54,652)    (14,206)    (4,762)
Issuance of common stock, net of expenses...................         656          --      3,681
Repurchase of common stock, net.............................        (137)       (358)    (3,037)
Issuance of common stock warrants...........................          --          --          1
Payments received from stockholders.........................          32         128        138
                                                                --------    --------    -------
      Net cash used in financing activities.................     (25,555)    (14,436)    (3,979)
Effect of foreign exchange rate changes on cash.............         (62)         (5)        12
                                                                --------    --------    -------
Net increase (decrease) in cash and cash equivalents........     (14,679)      1,644      2,168
Cash and cash equivalents at beginning of year..............      28,294      26,650     24,482
                                                                --------    --------    -------
Cash and cash equivalents at end of year....................    $ 13,615    $ 28,294    $26,650
                                                                ========    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest....................................................    $  5,283    $ 11,458    $12,113
                                                                ========    ========    =======
Income taxes................................................    $    110    $    237    $   201
                                                                ========    ========    =======

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

     FTD Corporation ("the Company"), is a supplier of non-perishable hardgoods, order clearing services, marketing support and other services, including greeting cards, publications and credit card authorization and processing to the retail floral industry and operates a toll free number and internet web site that offer consumers the opportunity to place orders directly with the Company.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company at June 30, 1998, 1997 and 1996 include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. ("the Operating Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued member incentive programs, accrued severance costs, other accrued liabilities, unearned income, member deposits and long-term debt. At June 30, 1998, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates the carrying amount. Long-term debt is discussed in
Note 4.

INVENTORIES

     Inventories consist principally of finished goods and are stated at the lower of cost, principally on a first in, first out basis, or market (net realizable sales value).

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are ten to 31.5 years for building and improvements, five years for Mercury consoles, and five to ten years for furniture and equipment. Assets acquired on December 19, 1994 (see Note 2), have been recorded at their fair value at acquisition date.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as selling, general and administrative expense in the accompanying consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Expenditures which improve or extend the life of existing property and equipment are capitalized.

SYSTEMS SOFTWARE

     Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of five years using the straight-line method. Assets acquired on December 19, 1994 (see
Note 2), have been recorded at their fair value at acquisition date.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on March 4, 1998. The Company adopted this SOP in fiscal 1998.

INTANGIBLES

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized using the straight line method over 30 years. Other intangibles consist of trademarks and software and are being amortized over 40 and 5 years, respectively, using the straight-line method.

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

INCOME TAXES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note
7).

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

EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share", Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents. On February 2, 1998, the Board of Directors declared a 100% stock dividend (2 for 1 stock split) of the Company's Class A Common Stock and Class B Common Stock for stockholders of record as of February 9, 1998 (the "Stock Split"). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
REVENUES

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

STOCK-BASED COMPENSATION

     Prior to July 1, 1996 the Company accounted for its stock options in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     On July 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and apply the pro forma disclosure provisions of SFAS No. 123 (see Note 11).

USE OF ESTIMATES

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and related disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued, SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This Statement establishes Standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement will be effective in the fiscal 1999 consolidated financial statements.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in February 1998. This statement is expected to affect the disclosure requirements for fiscal 1999 consolidated financial statements. The Company is evaluating the impact of this statement.

     The FASB also issued Statement No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", were issued. This Statement will be effective in the fiscal 1999 consolidated financial statements.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
RECLASSIFICATIONS

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

     The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values. (See Note
3).

     On January 3, 1997, the Operating Company's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings, in Southfield, Michigan were sold. The Company's then existing bank credit agreement required it to use the net proceeds from the sale of assets to reduce the outstanding term loan. In accordance with EITF Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," non-recurring charges in connection with this consolidation, including severance, asset impairment losses, and other costs aggregating $3.0 million, were recognized as selling, general and administrative costs in the accompanying Consolidated Statement of Operations for Fiscal year 1997. The severance costs results from the planned termination of approximately 183 employees who performed corporate and operating functions at the Southfield and Boston locations. In addition, based on the consolidation of the Company's facilities and the termination of a majority of the workforce as a result of the closed facilities, the unamortized balance of $2.1 million, net of $0.6 million of amortization, representing an intangible asset of trained workforce was written off during the year ended

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(2) ACQUISITION -- CONTINUED
June 30, 1997. The activity in such reserves during the years ended June 30, 1996, 1997 and 1998 can be summarized as follows (in thousands):

                                                           SEVERANCE    RELOCATION
                                                           BENEFITS       COSTS        OTHER      TOTAL
                                                           ---------    ----------     -----      -----
Liability as of June 30, 1995..........................     $ 4,730       $ 600       $   631    $ 5,961
Costs paid during the year ending June 30, 1996........      (1,310)        (41)         (153)    (1,504)
Change in estimate.....................................      (2,370)       (480)         (288)    (3,138)
                                                            -------       -----       -------    -------
Remaining liability as of June 30, 1996................       1,050          79           190      1,319
Additional liability recognized due to consolidation...       1,292          93         1,575      2,960
Cost paid during the year ending June 30, 1997.........      (1,550)        (53)       (1,431)    (3,034)
                                                            -------       -----       -------    -------
Remaining liability as of June 30, 1997................         792         119           334      1,245
Costs Paid during the year ending June 30, 1998........        (479)        (69)         (130)      (678)
Change in estimate.....................................        (220)        (50)         (104)      (374)
                                                            -------       -----       -------    -------
Remaining Liability as of June 30, 1998................     $    93       $  --       $   100    $   193
                                                            =======       =====       =======    =======

(3) INTANGIBLES

     At June 30, 1998 and 1997 goodwill and other intangible assets relating to the Acquisition (see Note 2) consisted of the following (in thousands):

                                                                 1998       1997
                                                                 ----       ----
Goodwill....................................................    $68,384    $68,758
Trademarks..................................................     15,000     15,000
Software....................................................      2,000      2,000
                                                                -------    -------
                                                                 85,384     85,758
Less accumulated amortization...............................     10,599      7,528
                                                                -------    -------
Total.......................................................    $74,785    $78,230
                                                                =======    =======

(4) FINANCING ARRANGEMENTS

     In November, 1997 FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. who arranged a $100 million financing package (the "Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Multiple Draw Term Loan Facility and a $50 million Revolving Credit Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit Facility were used to provide funds for the refinancing of the then existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of unamortized deferred financing costs associated with the then existing debt were expensed in November, 1997. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the accompanying consolidated statements of operations.

     The Company's debt agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 1998. The Company's debt agreements also include restrictions on the declaration and payment of dividends.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(4) FINANCING ARRANGEMENTS -- CONTINUED
LINE OF CREDIT

     Interest on borrowings made under the Bank Credit Facilities are calculated using Libor. The Bank Credit Facilities provide a maximum commitment for letters of credit of $15 million and requires various quarterly commitment fees on the unused portion of the commitment. As of June 30, 1998, the Company has trade letters of credit of approximately $3.1 million outstanding under the terms of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility or the Multiple Draw Term Loan Facility as of June 30, 1998.

LONG-TERM DEBT (IN THOUSANDS)

     At June 30, 1998 and 1997 long-term debt consisted of the following:

                                                                 1998       1997
                                                                 ----       ----
Series B Senior Subordinated Notes, interest payable
  semiannually at 14% due December 15, 2001, net of
  unamortized discount of $1,870 and $2,252 at June 30, 1998
  and 1997 respectively.....................................    $58,130    $57,748
Term loan, payable quarterly at various amounts, plus
  interest at a weighted average floating Eurodollar rate of
  8.8% at June 30, 1997.....................................         --     24,619
Other.......................................................         --         33
                                                                -------    -------
          Total long-term debt..............................    $58,130     82,400
Less current maturities.....................................         --      9,297
                                                                -------    -------
          Long-term debt, less current maturities...........    $58,130    $73,103
                                                                =======    =======

     The principal payments required for each of the following five fiscal years are as follows (in thousands):

1999..................................................    $    --
2000..................................................         --
2001..................................................         --
2002..................................................     60,000
                                                          -------
          Total.......................................    $60,000
                                                          =======

     As of June 30, 1998 the estimated fair value of the Series B Senior Subordinated Notes (the "Notes"), discounted at current rates, was $65,400,000. The Notes will be redeemable at the Company's option on and after December 15, 1998 at the following redemption prices (expressed as percentages of the aggregate principal amount):

                         YEAR                              PERCENTAGE
                         ----                              ----------
1998...................................................      107.00%
1999...................................................      103.50%
2000 and thereafter....................................      100.00%

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(5) LEASES

AS LESSOR

     The Company leases Mercury consoles to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 1998 and 1997 (in thousands):

                                                                 1998       1997
                                                                 ----       ----
Mercury consoles............................................    $21,835    $22,472
Less: Accumulated Depreciation..............................     20,738     17,710
                                                                -------    -------
     Net Investment.........................................    $ 1,097    $ 4,762
                                                                =======    =======

AS LESSEE

     Rental expense with respect to operating leases related to facilities and equipment was $1,121,000, $1,005,000 and $802,000 for fiscal 1998, 1997 and
1996, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

1999...................................................    $1,085
2000...................................................       621
2001...................................................       333
2002...................................................       106
Thereafter.............................................         0
                                                           ------
          Total........................................    $2,145
                                                           ======

     The total minimum lease payments have not been reduced by minimum sublease rentals of $1,034,000 due in the future under non-cancelable subleases.

(6) ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Production and promotion costs are charged to expense when incurred. Cash Rebate Dollars earned by FTD members under the Company's sales incentive program are charged to expense when earned.

     In the years ended June 30, 1998, 1997 and 1996, advertising and sales promotion expense was $31 million, $28 million and $32 million, respectively.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) INCOME TAXES

     At June 30, 1998 and 1997, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                                 1998      1997
                                                                 ----      ----
Current deferred tax assets:
  Accrued member incentive obligations......................    $2,576    $2,824
  Accrued severance costs...................................        81       399
  Allowance for doubtful accounts...........................       686       814
  Unearned income...........................................       224       970
  Inventory.................................................     1,153     1,075
  Accrued vacation..........................................       182       132
  Other.....................................................       314     1,028
                                                                ------    ------
Current deferred tax assets.................................     5,216     7,242
                                                                ------    ------
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................     3,952     3,131
  Postretirement benefit obligations........................     2,062     2,433
  Accrued pension...........................................       184       324
  Other.....................................................       253       254
                                                                ------    ------
Noncurrent deferred tax assets..............................     6,451     6,142
Noncurrent deferred tax liabilities -- tax over book
  depreciation and difference in basis......................     6,112     6,407
                                                                ------    ------
Net noncurrent deferred tax assets (liabilities)............       339      (265)
                                                                ------    ------
Deferred tax assets -- valuation allowance..................    (1,500)   (1,500)
                                                                ------    ------
Net deferred tax assets.....................................    $4,055    $5,477
                                                                ======    ======

     The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on their evaluation of taxable income in future years and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1.5 million is appropriate at June 30, 1998 and 1997.

     The Company's net operating loss carryforwards at June 30, 1998 and 1997, of approximately $10.7 million, and $8.5 million, respectively, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $2.4 million in 2007; $2.3 million in 2008; $0.8 million in 2009; and $5.2 million in 2010.

     The provision for income taxes consists of the following components (in thousands):

                                                               1998    1997    1996
                                                               ----    ----    ----
Current.....................................................  $  190   $130   $   189
Deferred....................................................  $1,912    286    (2,002)
                                                              ------   ----   -------
Income Tax expense (benefit)................................  $2,102   $416   $(1,813)
                                                              ======   ====   =======

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) INCOME TAXES -- CONTINUED
     The provision for income taxes for the years ended June 30, 1998, 1997 and 1996, differs from the amount computed by applying the U.S. federal income tax rate (35%) to pretax income because of the effect of the following items (in thousands):

                                                             1998     1997      1996
                                                             ----     ----      ----
Tax expense (benefit) at U.S. federal income tax rate.....  $1,120   $  (466)  $(3,001)
State income taxes (benefit), net of federal income tax
  benefit.................................................      64       (27)     (172)
Amortization of purchased goodwill........................     803       893       842
Valuation allowance.......................................      --        --       500
Other items, net..........................................     115        16        18
                                                            ------   -------   -------
Reported income tax (benefit) expense.....................  $2,102   $   416   $(1,813)
                                                            ======   =======   =======

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provided certain postretirement health care benefits to employees who retired with a minimum of 10 years of service and had attained 60 years of age. The plan retirees are required to share in the cost of the benefit. During 1997, the consolidation of corporate staff and operations into one facility (see Note 2), together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and the Company's corresponding liability for certain postretirement benefits. These terminations caused a decrease in the Company's postretirement obligation and generated a pretax curtailment gain of $1.0 million and $0.8 million which was recorded as a reduction in selling, general and administrative expenses as of June 30, 1998 and 1997 respectively. In addition, the Operating Company amended its postretirement benefit plan effective January 1, 1997, and no longer provides such benefits to employees hired after January 1, 1997.

     At June 30, 1998 and 1997 the status of the plan consisted of the following (in thousands):

                                                                 1998         1997
                                                                 ----         ----
Retirees....................................................    $2,807       $4,448
Fully eligible active participants..........................        --           --
Other active participants...................................        --          860
                                                                ------       ------
Accumulated postretirement benefit obligation...............     2,807        5,308
Unrecognized net gain.......................................     3,022        1,526
                                                                ------       ------
Accrued postretirement benefit liability....................    $5,829       $6,834
                                                                ======       ======

     Net periodic postretirement benefit costs for the years ended June 30, 1998, 1997 and 1996 included the following components (in thousands):

                                                               1998        1997       1996
                                                               ----        ----       ----
Service cost...............................................    $  72       $190       $194
Interest cost..............................................      232        434        438
Unrecognized prior period gain.............................     (276)       (45)       (54)
                                                               -----       ----       ----
          Total............................................    $  28       $579       $578
                                                               =====       ====       ====

     The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 6.75% at and for the year ended June 30, 1998, 7.75% at and for the year ended June 30, 1997 and 7.5% at and for the year ended June 30, 1996. The assumed health care cost trend rate used in measuring the APBO was 9.88% and graded down to 5.75% over 11 years at June 30, 1998, 9.8% and graded down to 5.75% over

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- CONTINUED
11 years at June 30, 1997, and 10.0% and graded down to 5.5% over 12 years at June 30, 1996. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 1998, would increase approximately $316,000, or 11.3%, while the periodic cost for the fiscal year ended June 30, 1998, would have increased approximately $38,000, or 12.5%.

(9) PENSION PLANS

     Prior to January 1, 1997, the Company had both a defined benefit and a defined contribution plan (the "Pension Plan") which covered substantially all domestic employees. The Company's funding policy was to contribute annually to the defined benefit plan the amount deductible for income tax purposes. No contributions were made in 1998, 1997 and 1996 to the defined benefit plan. The Company's matching contributions to the defined contribution plan are determined at the discretion of its Board of Directors. No matching contributions were made in 1998, 1997 or 1996 to the defined contribution plan.

     Effective January 1, 1997, amendments to the Company's Pension Plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $2.7 million as well as a pre-tax settlement gain of $0.5 million were recognized in income as a reduction in selling, general and administrative costs for the fiscal year ended June 30, 1997. During the fiscal year ended June 30, 1998, a pre-tax pension settlement gain of $0.4 million was recognized in income as a reduction in selling, general and administrative costs.

     Benefits under the Pension Plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

     During the fiscal year end June 30, 1998, $9,000 of income was recognized in relation to the Pension Plan. Pension expense, including administrative costs, charged to the operations for the above-mentioned plan amounted to $370,000 and $903,000 in 1997 and 1996 respectively.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. Pension expense for the defined benefit plan in 1998, 1997 and 1996 was computed as follows (in thousands):

                                                          1998        1997         1996
                                                          ----        ----         ----
Service cost..........................................    $  --      $   299      $   616
Interest cost.........................................      187          546          820
Actual gain on plan assets............................     (104)        (495)      (1,434)
Net amortization and deferral.........................      (92)          20          901
                                                          -----      -------      -------
Net Periodic Pension expense/(income).................       (9)         370          903
Settlement gain.......................................     (366)        (936)          --
Curtailment gain......................................       --       (2,665)          --
                                                          -----      -------      -------
Total Pension Cost/(Gain).............................    $(375)     $(3,231)     $   903
                                                          =====      =======      =======

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(9) PENSION PLANS -- CONTINUED
     At June 30, 1998 and 1997 the funded status of the defined benefit plan was as follows (in thousands):

                                                                 1998         1997
                                                                 ----         ----
Actuarial present value of:
  Vested benefit obligations................................    $2,173       $2,457
  Nonvested benefit obligations.............................       151          573
                                                                ------       ------
  Accumulated benefit obligations...........................     2,324        3,030
                                                                ======       ======
Projected benefit obligations...............................     2,334        3,144
Plan assets at fair value...................................     1,047        2,562
                                                                ------       ------
Projected benefit obligations in excess of plan assets......     1,287          582
Unrecognized net gain.......................................       191        1,272
                                                                ------       ------
Total accrued pension obligations...........................    $1,478       $1,854
                                                                ======       ======

     For the period July 1, 1995 through March 1, 1996, the weighted average discount rate was 7.75% preretirement and 6% postretirement for those participating in the defined benefit plan on November 1, 1976, and 7.75% for all others. For any benefits accrued after March 1, 1996, the weighted average discount rate was 7.75% for both preretirement and postretirement for all plan participants. The discount rate used to calculate the projected benefit obligation at June 30, 1996 was decreased to 7.5%. The discount rate used to calculate the projected benefit obligation at June 30, 1997 was decreased to 7.0% for the period January 1, 1997 through June 30, 1997. The discount rate used to calculate the projected benefit obligation at June 30, 1998 was 7.75%. For Fiscal 1998, 1997 and 1996, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

     Effective January 1, 1997, the Company has established a 401(k) savings plan for all of its eligible employees to replace the Pension Plan. Company contributions to the 401(k) plan for fiscal 1998 and 1997 were $211,312 and $117,174 respectively.

(10) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS

     The Company incurred expenses of $2.0 million, $1.0 million and $1.0 million for the years ended June 30, 1998, 1997 and 1996 respectively related to the payment for management consulting services to certain investors of the Company.

     The Company loaned an Officer of the Company $150,000 pursuant to a five year interest bearing note dated June 30, 1997, with accrued interest at 7% per annum with principal due at maturity.

     The Company and the Operating Company, pursuant to an employment arrangement in 1997, granted the current president Non-Qualified Stock Options to purchase (I) 120,000 shares of Class A Common Stock at an exercise price of $3.75 per share and (ii) 100,000 shares of Class A Common Stock at an exercise price of $12.50 per share.

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

     The Plan provides for the granting of incentive stock options ("ISOs"); options which do not qualify as ISO's, known as nonqualified stock options ("NSOs"); or a combination of both ISOs and NSOs ("Options"), provided, however, that ISOs may only be granted to employees of the Company and its

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(11) 1994 STOCK AWARD AND INCENTIVE PLAN -- CONTINUED subsidiaries. Options granted under the Plan may be accompanied by stock appreciation rights ("SARs") or limited stock appreciation rights ("LSARs"), or both ("Rights"). The Plan also provides for the granting of restricted stock, deferred stock, and performance shares (together, referred to as "Restricted Awards"). The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974, as amended, nor is the Plan a qualified plan within the meaning of section 401 (a) of the Internal Revenue Code of 1986, as amended.

     During the year ended June 30, 1997, employees were granted options to purchase: (i) at an exercise price of $3.75 per share, 327,000 shares of the Company's Common Stock; and (ii) at an exercise price of $12.50 per share, 183,000 shares of the Company's Common Stock. During the year ended June 30, 1998, employees were granted options to purchase: (i) at an exercise price of $7.75 per share, 117,000 shares of the Company's Common Stock; and (ii) at an exercise price of $15.00 per share, 90,000 shares of the Company's Common Stock. These options vest and become exercisable in four or five equal installments. As of June 30, 1998 and 1997, options covering 519,000 and 434,000 shares respectively of Class A Common Stock were outstanding of which 12,500 and 15,000 shares were vested, respectively and 7,500 shares were exercised during the year ended June 30, 1998. No options were exercised during the year ended June 30, 1997.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for options under the Plan consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the Pro-Forma amounts shown in the table below:

PRO FORMA RESULTS

                                                1998          1998          1997          1997
                                             AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                             -----------    ---------    -----------    ---------
Net income (loss) (in thousands)...........     $ 263        $ (294)       $(1,733)      $(2,051)
Earnings per share:
  Basic....................................     $0.02        $(0.02)       $ (0.11)      $ (0.13)
  Diluted..................................     $0.02        $(0.02)       $ (0.11)      $ (0.13)

     The pro forma disclosures shown are not representative of the future effects on net earnings and earnings per share.

     The fair values of the options granted under the Plan during fiscal 1998 and 1997 were determined at the grant date using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of option grants were: risk-free interest rates ranging from 5.87% to 6.33%, expected volatility of 50%, expected lives of 3.07 to 3.73 years and no expected dividends for the shares.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(11) 1994 STOCK AWARD AND INCENTIVE PLAN -- CONTINUED
SUMMARY STOCK OPTION ACTIVITY

                                                                CLASS A       WEIGHTED AVERAGE
                                                              # OF OPTIONS       EXERCISE $
                                                              ------------    ----------------
Outstanding @ June 30, 1995...............................      670,000              5.89
  Granted.................................................      350,000              7.26
  Canceled................................................      160,000              5.89
                                                                -------            ------
Outstanding @ June 30, 1996...............................      860,000              6.45
  Granted.................................................      510,000              6.89
  Canceled................................................      936,000              6.44
                                                                -------            ------
Outstanding @ June 30, 1997...............................      434,000              6.98
  Granted.................................................      207,000             10.90
  Exercised...............................................        7,500              2.68
  Canceled................................................      114,500              6.12
                                                                -------            ------
Outstanding @ June 30, 1998...............................      519,000              8.79
                                                                =======            ======
Exercisable @ June 30, 1998...............................       12,500            $ 9.00
Weighted Average of Fair Value of options granted in
  Fiscal 1998.............................................        $2.70
Weighted Average of Fair Value of options granted in
  Fiscal 1997.............................................        $1.04

STOCK OPTIONS OUTSTANDING

                                                     WEIGHTED AVERAGE
CLASS A OPTIONS     EXERCISE      WEIGHTED AVERAGE      REMAINING
  OUTSTANDING     PRICE (RANGE)      EXERCISE $      CONTRACTUAL LIFE
---------------   -------------   ----------------   ----------------
299,000....       $3.75- 7.75          $ 5.32           9.02 years
220,000....       12.50-15.00           13.52           9.15 years
    -------       ------------         ------           ----------
519,000....       $3.75-15.00          $ 8.79           9.07 years
    =======       ============         ======           ==========

(12) COMMITMENTS AND CONTINGENCIES

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

     During Fiscal 1997, the Company repurchased into treasury 130,086 shares of Class A Common Stock at a cost of approximately $358,000.

     During Fiscal 1998, the Company repurchased into treasury 79,258 shares of Class A Common Stock at a cost of approximately $252,000.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(13) CAPITAL STOCK -- CONTINUED
     On February 2, 1998, the Board of Directors declared a 100% stock dividend (two-for-one stock split) of the Company's common stock. As a result of this action, 6,278,250 shares of Class A Common Stock and 1,500,000 shares of Class B Common Stock were issued to shareholders of record on February 9, 1998. Class A Common Stock continues to have a par value of $0.01 per share and Class B Common Stock continues to have a par value of $0.0005. An amount equal to $63,533 was transferred from paid in capital to common stock representing the aggregate par value of the Class A shares and Class B shares issued under the stock split. All references throughout this report to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated.

     In order to satisfy certain obligations of FTD Corporation pursuant to the Mutual Support Agreement between FTD Corporation and FTD Association, FTD Corporation executed an equity offering to members of FTD Association (the "Offering") during Fiscal 1998. Per the Mutual Support Agreement, FTD Corporation was to execute an equity offering to members of FTD Association within three years from the effectiveness of the Merger on December 19, 1994. FTD Corporation offered equity securities in an aggregate amount equal to seven and one-half percent of the then outstanding common stock of FTD Corporation at the time of the Offering. The Offering of Class A Common Stock was made solely to active members of FTD Association. As a result of the Offering, the number of shares of Class A Common Stock outstanding increased by approximately 97,000.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE DATA):

           FISCAL 1998                FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
           -----------                -------------    --------------    -------------    --------------
Net revenue.......................       $35,544          $42,717           $42,523          $40,541
Income from operations............         3,313              867             2,397          $ 6,125
Extraordinary item................            --             (835)               --               --
Net income (loss).................           180           (2,143)              (45)         $ 2,271
Basic & diluted earnings (loss)
  per share*:
Net earnings (loss) per share
  before extraordinary item.......       $  0.01          $ (0.09)          $ (0.00)         $  0.15
Extraordinary item................          0.00            (0.05)             0.00             0.00
Basic & diluted earnings (loss)
  per share.......................       $  0.01          $ (0.14)          $ (0.00)         $  0.15

           FISCAL 1997                FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
           -----------                -------------    --------------    -------------    --------------
Net revenue.......................       $37,020          $41,784           $47,991          $35,742
Income from operations............         2,403            1,417             6,742              (54)
Net income (loss).................          (548)          (1,162)            2,270           (2,293)
Basic and diluted earnings (loss)
  per share*......................       $ (0.04)         $ (0.08)          $  0.15          $ (0.15)

-------------------------
* Adjusted to reflect the 100% stock dividend declared on February 2, 1998 to stockholders of record as of February 9, 1998. Basic and Diluted earnings
  (loss) per share is shown as one amount due to the immaterial effect of dilutive common stock equivalents in the calculation of Diluted earnings
  (loss) per share.

[KPMG LETTERHEAD]

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors
FTD Corporation:

     We have audited and reported separately herein on the financial statements of FTD Corporation as of and for the years ended June 30, 1998 and 1997.

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

/s/ KPMG PEAT MARWICK LLP

Detroit, Michigan
August 28, 1998

                                FTD CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS                            UNCOLLECTIBLE
                                           --------------------------    COLLECTION       ACCOUNTS
                                             BALANCE       CHARGED TO    OF ACCOUNTS         AND         BALANCE AT
                                           BEGINNING OF     COST AND     PREVIOUSLY       INVENTORY        END OF
                                              PERIOD        EXPENSES     WRITTEN OFF     WRITE OFFS        PERIOD
                                           ------------    ----------    -----------    -------------    ----------
                                                                        (IN THOUSANDS)
YEAR 1998
Allowance for doubtful accounts (shown
  as deduction from Accounts Receivable
  in balance sheet)....................       $2,211         $  511          $47           $  915          $1,854
Inventory valuation reserve (included
  in Inventories, net in balance
  sheet)...............................       $1,705         $   --          $--           $   30          $1,675
YEAR 1997
Allowance for doubtful accounts (shown
  as deduction from Accounts Receivable
  in balance sheet)....................       $1,412         $1,105          $75           $  381          $2,211
Inventory valuation reserve (included
  in Inventories, net in balance
  sheet)...............................       $  394         $1,363           --           $   52          $1,705
YEAR 1996
Allowance for doubtful accounts (shown
  as deduction from Accounts Receivable
  in balance sheet)....................       $1,589         $  895          $80           $1,152          $1,412
Inventory valuation reserve (included
  in Inventories, net in balance
  sheet)...............................       $  345         $1,325           --           $1,276          $  394

                               INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                       NUMBER
-------                      -----------------------                       ------
 3.1       Restated Certificate of Incorporation of the Registrant.
           (Incorporated by reference to Exhibit 3.1 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K").)
 3.2       Bylaws of the Registrant. (Incorporated by reference to
           Exhibit 3.2 of the 1997 Form 10-K.)
 4.1       Indenture, dated as of December 1, 1994 (the "Indenture"), by and between Florists' Transworld Delivery, Inc. and First
           Trust of New York, National Association, as Trustee.
           (Incorporated by reference to Exhibit 4.1 of the Florists'
           Transworld Delivery, Inc. Registration Statement on Form S-1
           (File No. 33-88628) (the "FTDI S-1").)
 4.2       Supplemental Indenture, dated as of December 19, 1994.
           (Incorporated by reference to Exhibit 4.3 of the FTDI S-1.)
 4.3       Form of Subscription Agreement among FTD and certain
           stockholders of FTD. (Incorporated by reference to Exhibit
           4.3 of Post-Effective Amendment No. 1 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-91582) (the
           "1995 FTD S-1").)
 4.4       Form of Subscription Agreement among FTD and Participating
           Members. (Incorporated by reference to Exhibit 4.4 of
           Amendment No. 1 to the Registrant's Registration Statement
           on Form S-1 (File No. 333-37303) (the "1997 FTD S-1").)
10.1       Credit Agreement, dated as of November 20, 1997, among the
           Registrant, Florists' Transworld Delivery, Inc., the various lending institutions party thereto and The First National
           Bank of Chicago, as Agent. (Incorporated by reference to
           Exhibit 10.1 of the 1997 FTD S-1.)
10.2       Pledge Agreement, dated November 20, 1997, by and among the
           Registrant, Florists' Transworld Delivery, Inc., and the
           First National Bank of Chicago, as Agent. (Incorporated by
           reference to Exhibit 10.2 of the 1997 FTD S-1.)
10.3       Security Agreement, dated November 20, 1997, by and among
           the Registrant, Florists' Transworld Delivery, Inc., and the
           First National Bank of Chicago as Agent. (Incorporated by
           reference to Exhibit 10.3 of the 1997 FTD S-1.)
10.4*      Consultation Agreement and Covenant Not to Compete, dated as of August 2, 1994, by and between Florists' Transworld
           Delivery, Inc. and John A. Borden. (Incorporated by
           reference to Exhibit 10.8 of the FTDI S-1.)
10.5       Mutual Support Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD
           Association. (Incorporated by reference to Exhibit 10.9 of the FTDI S-1.)
10.6       Supplement to Mutual Support Agreement, dated as of January
           11, 1996, by and between Florists' Transworld Delivery, Inc.
           and FTD Association. (Incorporated by reference to Exhibit
           10.9 of the 1997 Form 10-K.)
10.7       Trademark License Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD
           Association. (Incorporated by reference to Exhibit 10.10 of the FTDI S-1.)
10.8       Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the Registrant, Florists'
           Transworld Delivery, Inc., BT Securities Corporation and
           Montgomery Securities. (Incorporated by reference to Exhibit
           10.11 of the 1995 FTD S-1.)

EXHIBIT                                                                     PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                       NUMBER
-------                      -----------------------                       ------
10.9       Tax Sharing Agreement, dated as of December 19, 1994,
           between the Registrant and Florists' Transworld Delivery,
           Inc. (Incorporated by reference to Exhibit 10.12 of the FTDI
           S-1.)
10.10      Stockholders' Agreement, dated as of December 19, 1994,         delete
           among the Registrant and certain stockholders of the
           Registrant. (Incorporated by reference to Exhibit 10.13 of the 1995 FTD S-1.)
10.11*     FTD Corporation 1994 Stock Award and Incentive Plan
           (Incorporated by reference to Exhibit 10.14 of the 1995 FTD
           S-1).
10.12*     Letter dated August 18, 1998 regarding Norton employment
           arrangements.
10.13*     Form of Secured Promissory Note to be made by Robert Norton.
10.14*     Description of Key Management Incentive Plan (Incorporated
           by reference to Exhibit 10.b of the Florists' Transworld
           Delivery, Inc. Form 10-Q, filed March 31, 1997.)
10.15*     Promissory Note, dated June 30, 1997, made by Scott D.
           Levin. (Incorporated by reference to Exhibit 10.18 of the
           Registrant's 1997 Form 10-K.)
11.1       Computation of Earnings Per Share.
21.1       Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the FTD S-1.)
27.1       Financial Data Schedule

-------------------------
* Management contract or compensatory plan required to be filed as an Exhibit to the Form 10-K pursuant to Item 14(a)3.