Form 10-Q
period 1998-09-30
FTD CORP
filed 1998-11-06
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     As of October 28, 1998, there were outstanding 12,436,925 shares of the Registrant's class A common stock, par value $.01 per share, and 2,948,750 shares of the Registrant's class B common stock, par value $.0005 per share.

                                FTD CORPORATION

                                     INDEX

                                                                                    PAGE
Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1998
             and June 30, 1998                                                       3

           Condensed Consolidated Statements of Operations
             for the Three Month periods Ended September 30, 1998 and 1997           4

           Condensed Consolidated Statements of Cash Flows for the
             Three Month periods Ended September 30, 1998 and 1997                   5

           Notes to Consolidated Financial Statements                                6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       9

Part II. Other Information

  Item 1.  Legal Proceedings                                                        15
  Item 6.  Exhibits and Reports on Form 8-K                                         15

Signatures                                                                          16

Exhibit Index                                                                       17

\PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                FTD CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                        SEPTEMBER 30,
                                                                                           1998                   JUNE 30,
                 ASSETS                                                                 (UNAUDITED)                 1998
                 ------                                                                 --------------         ---------------

CURRENT ASSETS:
    Cash and cash equivalents                                                               $  8,762               $ 13,615
    Accounts receivable, less allowance for doubtful accounts
        of $1,834 at September 30, 1998 and  $1,854 at June 30, 1998                          25,740                 24,104
    Inventories, principally finished goods, net                                              13,590                 13,261
    Deferred income taxes                                                                      5,216                  5,216
    Other current assets                                                                       1,294                    857
                                                                                            --------               --------
             TOTAL CURRENT ASSETS                                                             54,602                 57,053

    Property and equipment, less accumulated depreciation
        of $30,861 at September 30, 1998 and $30,108 at June 30, 1998                         15,086                 15,693

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $5,034 at September 30, 1998 and $4,861 at June 30, 1998                            2,538                  2,711
    Other noncurrent assets                                                                    6,207                  4,244
    Goodwill and other intangibles, less accumulated amortization
        of $11,363 at September 30, 1998 and $10,599 at June 30, 1998                         74,021                 74,785
                                                                                            --------               --------
             TOTAL OTHER ASSETS                                                               82,766                 81,740
                                                                                            --------               --------
             TOTAL ASSETS                                                                   $152,454               $154,486
                                                                                            ========               ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                        $ 29,127               $ 29,863
    Members deposits and accrued member incentive programs                                    20,888                 24,009
    Other accrued liabilities                                                                 11,669                  7,329
                                                                                            --------               --------
             TOTAL CURRENT LIABILITIES                                                        61,684                 61,201

Long-term debt                                                                                58,235                 58,130
Post-retirement benefits, less current portion                                                 5,572                  5,572
Accrued pension obligations, less current portion                                                497                    497
Deferred income taxes                                                                            240                  1,162

STOCKHOLDERS' EQUITY:
    Common stock:
         Class A                                                                                 126                    126
         Class B                                                                                   2                      2
    Paid-in capital                                                                           37,108                 36,741
    Accumulated deficit                                                                       (8,715)                (7,812)
    Unamortized restricted stock                                                              (1,203)                  (511)
    Treasury stock                                                                            (1.092)                  (622)
                                                                                            --------               --------
             TOTAL STOCKHOLDERS' EQUITY                                                       26,226                 27,924
                                                                                            --------               --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $152,454               $154,486
                                                                                            ========               ========

See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                            Three Months
                                                                                                Ended
                                                                                            September 30,
                                                                              -------------------------------------------
                                                                                   1998                             1997
                                                                              -------------                 -------------
                                                                                           (In thousands)

REVENUES:
     Technology products and services                                           $25,576                          $22,257
     Marketplace and Other                                                       14,853                           13,287
                                                                                -------                          -------

                  Total revenues                                                 40,429                           35,544

COSTS:
     Technology products and services                                             5,145                            4,193
     Marketplace and Other                                                       10,223                            8,728
                                                                                -------                          -------

                  Total costs of goods sold and services
                       provided                                                  15,368                           12,921

     Selling, general and administrative expenses                                24,522                           19,309
                                                                                -------                          -------


                  Income from operations                                            539                            3,314

OTHER INCOME AND EXPENSES:
     Interest income                                                               (175)                            (327)
     Interest expense                                                             2,378                            3,003
                                                                                -------                          -------

                  Total other income and expenses                                 2,203                            2,676
                                                                                -------                          -------

                  Income (loss) before income tax expense (benefit)              (1,664)                             638

Income tax expense (benefit)                                                       (819)                             458
                                                                                -------                          -------

                  Net income (loss)                                               ($845)                            $180
                                                                                =======                          =======

Earnings (loss) per share:
     Basic and Diluted                                                           ($0.05)                           $0.01


See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                Three Months
                                                                                                   Ended
                                                                                               September 30,
                                                                                -------------------------------------------
                                                                                     1998                          1997
                                                                                ---------------          ------------------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net cash used in operating activities                                  ($1,409)                      ($4,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                                     (2,591)                          (62)
                                                                                    ------                        ------
            Net cash used in investing activities                                   (2,591)                          (62)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term debt                                                       -                        (2,230)
      Issuance (repurchase) of common stock, net                                      (795)                          175
      Issuance of stockholder notes receivable                                           -                          (263)
                                                                                    ------                        ------
            Net cash used in financing activities                                     (795)                       (2,318)

      Effect of exchange rate changes on cash                                          (58)                            3
                                                                                    ------                        ------

NET DECREASE IN CASH AND
      CASH EQUIVALENTS                                                              (4,853)                       (6,896)

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                                           13,615                        28,294
                                                                                    ------                       -------
      END OF PERIOD                                                                 $8,762                       $21,398
                                                                                    ======                       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid                                                             $  -                          $554
                                                                                   =======                       =======

            Income taxes paid                                                          $19                           $44
                                                                                   =======                       =======

See accompanying notes to consolidated financial statements


                                 FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three month period ended September 30, 1998, include the accounts of FTD Corporation and its wholly-owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that might be expected for the year ended June 30, 1999.

         As a result of adopting Statement of Financial Accounting Standards ("SFAS") No. 131, (see Note 6. Segment Information), significant changes were made to the classification of accounts for the three month period ended September 30, 1998. In evaluating the costs associated with the two business segments , several items which were previously reported as costs of goods sold in the September 30, 1997 condensed consolidated financial statements have been reclassified to conform to the current year presentation as selling, general and administrative expenses.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD Florists must purchase a FSG and related workbook. The purchase of such FSG entitles the FTD Florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD Florist in good standing. In the three month period ended September 30, 1998, revenue from such FSG sales totaled $2.5 million. In prior periods, FTD offered a product guide for sale to its members on an optional basis. This predecessor guide was published on a two year cycle, with updates throughout the cycle. Accordingly such revenue was previously recognized ratably over the two year cycle. Revenue from the predecessor guide during the three month period ended September 30, 1997, was $0.2 million.

Note 3.  Capital Transactions

         During the three month period ended September 30, 1998, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 128,300 Class A shares were granted. FTD also repurchased into treasury 26,494 Class A shares and 51,250 Class B shares and issued 70,000 Class A shares to officers as restricted stock during the three month period ended September 30, 1998.

Note 4.  Earnings Per Share

         In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Basic and diluted earnings per common share and common equivalent share for the three month period ended September 30, 1998 has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,364,586. For the three month period ended September 30, 1997, basic earnings per share was computed based on the weighted average number of common shares outstanding of 15,245,655 and diluted earnings per share has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,441,655.


Note 5.  Comprehensive Income

         The Financial Accounting Standards Board ("FASB") issued, SFAS No. 130, "Reporting Comprehensive Income" in June 1997. Effective July 1, 1998 the Company adopted this Statement. This Statement requires the Company to disclose non-owner changes in equity which are not included in net income (loss).

         During the three month periods ended September 30, 1998 and 1997, the Company engaged in transactions involving foreign currency which did not have a material effect in the calculation of comprehensive income. Accumulated comprehensive income (loss) at September 30, 1998 and 1997 was ($0.9) million and $0.2 million respectively.

Note 6.  Segment Information

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in February 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Effective July 1, 1998 the Company adopted this Statement.

         As a result of adopting this Statement, the Company has identified two reportable business segments which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. These business segments include Technology products and services and Marketplace and Other.

         Technology products and services consists of technology based products and services offered to our customers. This includes the Company's Mercury/Advantage equipment, Mercury Network, Clearinghouse, Direct Access (1-800-SEND-FTD), Flowers After Hours, FTD Florists' Online Internet site (www.ftd.com), Publications, Credit Card processing, and Interflora. Marketplace and Other consists of floral related products and greeting cards offered to our customers for resale as well as other miscellaneous income items.

         The Company's accounting policies for segments are the same as those described in Note 1, Basis of Presentation.

         The Company does not have any material long-lived assets attributable to the reportable business segments. The long-lived assets held by the Company are for general corporate use.

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

         FTD generates its revenue from two principal areas of operation. These areas have been identified as Technology products and services and Marketplace and Other.

              Technology products and services consists primarily of:

         - Mercury/Advantage equipment sales which includes both sales and leases of hardware and software to FTD Florists.

         - Mercury Network which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses.

         - Clearinghouse, which provides order billing and collection services to both the sending and receiving florists, for which FTD receives a percentage of the sales price for the service.

         - Direct Access revenue which is derived from the 1-800-SEND-FTD direct marketing business.

         - Flowers After Hours which is FTD's call forwarding service whereby participating florists receive various types of orders and messages such as consumer or florist to florist, for a fee paid per transaction.

         - FTD Florists' Online Internet site (www.ftd.com) which generates revenue from consumer orders as well as the set-up and maintenance of florists' web sites.

         - Publications which consists of the FTD Directory published on a quarterly basis on CD ROM as well as paper book.

         - Credit Card processing which is a service offered to participating FTD Florists whereby FTD pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than the FTD Florists could secure individually.

         - Interflora, Inc. is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists to enable florists to transmit and receive orders outside the Americas.

         The Marketplace and Other segment primarily represents FTD's wholesale distribution of hardgoods, including greeting cards, to retail florists in North America.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

           During the three month period ended September 30, 1998, the Company made significant changes in the classification of accounts amongst costs of goods sold and services provided and selling general and administrative expenses. Prior year balances have been reclassified to conform to the current year presentation.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1998, compared with the three month period ended September 30, 1997.

         Revenue increased by $4.9 million, or 13.8%, to $40.4 million for the three month period ended September 30, 1998 compared to $35.5 million for the three month period ended September 30, 1997. This increase in revenue was primarily the result of increases in both of the Company's business segments.

         Technology products and services segment revenue increased by $3.3 million, or 14.8%, to $25.6 million for the three months ended September 30, 1998 compared to $22.3 million for the three months ended September 30, 1997. This increase is primarily due to the net result of increases in Clearinghouse, Direct Access and Credit Cards offset in part by a decrease in Mercury Network.

         Marketplace and Other segment revenue increased by $1.6 million, or 12.0%, to $14.9 million for the three month period ended September 30, 1998 compared to $13.3 million for the three month period ended September 30, 1997. The increase from the prior year was the result of increases in the sale of Renaissance Greeting Cards products and the sale of a newly published Floral Selections Guide ("FSG") to all FTD Florists (See Note 2. Revenues from Sale of the Floral Selections Guide). These revenue increases were partially offset by lower sales of Marketplace products. Marketplace and Other revenue was 36.9% and 37.5% of total revenue for the three months ended September 30, 1998 and 1997, respectively.

         The costs associated with Technology products and services increased $0.9 million, or 21.4% to $5.1 million for the three month period ended September 30, 1998 compared to $4.2 million for the three month period ended September 30, 1997. This increase is primarily due to increased costs associated with Mercury Network operations, Direct Access, and Flowers After Hours.

         The costs associated with Marketplace and Other increased $1.5 million, or 17.2%, to $10.2 million for the three month period ended September 30, 1998, compared to $8.7 million for the three month period ended September 30, 1997. This increase is primarily due to the production costs associated with the new FSG offset in part, by a decrease in Marketplace product costs as a result of lower Marketplace sales.

         As a percent of revenue, cost of goods sold and services provided increased slightly to 38.1% for the three month period ended September 30, 1998 from 36.3% for the three month period ended September 30, 1997. This is primarily due to lower Marketplace and Other gross margins.

         Selling, general and administrative expenses increased $5.2 million, or 26.9%, to $24.5 million for the three month period ended September 30, 1998 from $19.3 million for the three month period ended September 30, 1997. This is primarily due to FTD's increased costs associated with national advertising and the FTD Dollars & Scents TM promotional program as well as increases in other general and administrative expenses in comparison to the previous three months ended September 30, 1997.

         Net interest expense for the three month period ended September 30, 1998 was $2.2 million as compared to $2.7 million for the three month period ended September 30, 1997. The decrease of $0.5 million resulted from lower average debt outstanding as of September 30, 1998.

         Income taxes for the three month period ended September 30, 1998 was a benefit of $0.8 million compared to $0.5 million of income tax expense for the comparable three month period ended September 30, 1997. The change resulted from the decrease in taxable income.

         Net loss for the three month period ended September 30, 1998 was $0.8 million, a decrease of $1.0 million compared to net income of $0.2 million for the three month period ended September 30, 1997. The change is attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933, as amended (the "Securities Act") and interest payments under the Company's $100 million Credit Agreement dated November 20, 1997 with First Chicago Capital Markets Inc. (the "Bank Credit Facilities") represent significant liquidity requirements for FTD. The Company has entered into interest rate swap agreements for a notional amount of $25.0 million to minimize its exposure to interest rate movements. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. At September 30, 1998, the Company did not have any borrowings outstanding under the Bank Credit Facilities. Any loan outstanding under the Bank Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Bank Credit Facilities, will be sufficient to fund its working capital needs, capital expenditures, obligations to the Operating Company, potential acquisitions and to make interest and principal payments as they become due under the terms of the Notes and the Bank Credit Facilities.

         As of September 30, 1998, the Company is in compliance with the covenants of their debt agreement.

         In addition to its debt service obligations, FTD's remaining liquidity demands are primarily for capital expenditures and working capital needs. FTD's expected capital expenditures for fiscal 1999 are estimated to be in the range of $5.0 to $7.0 million and will primarily be used for new computer software and related information technology purchases. For the three month period ended September 30, 1998, FTD's net capital expenditures were $2.6 million relating primarily to the development and implementation of a new software package, Mercury Wings computer hardware and furniture and equipment. The Company believes that cash flow from operations, together with borrowings available under the Bank Credit Facilities, will be sufficient to fund anticipated capital expenditures and working capital needs.

         For the three month period ended September 30, 1998, FTD used cash in the amount of $4.9 million as compared to cash used of $6.9 million for the three month period ended September 30, 1997.

         Cash used in operating activities was $1.4 million for the three month period ended September 30, 1998, compared to $4.5 million for the three month period ended September 30, 1997. Depreciation and amortization was $1.7 million for the three month period September 30, 1998 and $3.3 million for the three month period ended September 30, 1997. The decrease in cash used in operating activities from the comparable period of the prior year is primarily due to an increase in other accrued liabilities, unearned income and members deposits offset in part by a decrease in accrued member incentives.

         Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $2.6 million for the three month period ended September 30, 1998 compared to $62 thousand for the three month period ended September 30, 1997.

         Cash used in financing activities was $0.8 million for the three month period ended September 30, 1998 compared to cash used of $2.3 million for the three month period ended September 30, 1997. The decrease in cash used in financing activities is primarily a result of a decrease in repayments of long-term debt during the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the

Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers. The Company has identified certain systems which are considered "mission critical" and has developed a plan for converting our computer system for Year 2000 compliance. As of September 30, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's system requirements. FTD is currently in the implementation and training process for this new software package and expects the project to be completed by June 30, 1999. This new software package will allow the Company to improve its execution and efficiency in recording financial and operational information in addition to providing a solution to the Year 2000 issue with respect to the Company's internal computer systems.

         As part of the Company's Year 2000 compliance efforts, the Company's plan includes contacting customers and third parties whose business interruption could have a significant impact on FTD's business. The Company has not completed its assessment of the Year 2000 issue as it relates to these customers and third party vendors. However, it should be noted that the Company has over 20,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company's plan includes contacting key third parties, including financial institutions and communication and transportation providers with whom the Company does business to address the compatibility of systems. The Company does not have any reason to believe that these third parties will suffer a business interruption as a result of the Year 2000 Issue.

         As it relates to customers, the Company has included in its Year 2000 compliance efforts FTD products such as Mercury 2000 and 3000 terminals, Mercury Interface Box and Advantage (Solaris and SCO) computer systems. The Company is well along in its efforts to test these systems and to remedy them, if necessary. The Company believes, based on testing to date, that the Mercury 2000 and 3000 terminals, as well as the Mercury Interface Box, are already Year 2000 compliant. The Advantage (Solaris and SCO) systems are in testing and necessary changes are expected to be in release 6.3, which is scheduled to be available in May, 1999.

         In the event that appropriate Year 2000 readiness is not achieved for a service or product identified by FTD as Year 2000 compliant, the Company will use commercially reasonable efforts to repair the affected portion of the service or product.

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

         During the implementation of the new enterprise software package, the Company will incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 9 to 15 months is expected to range between $10.0 and $12.0 million of which approximately $6.0 to $10.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use enterprise software. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to be material in terms of the Company's business, financial condition and results of operations. As of September 30, 1998, all scheduled implementation dates have been met, and the Company continues to anticipate the implementation to be completed by June 30, 1999. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance.

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

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit No.               Description
 -----------               -----------

   11                      Computation of Earnings Per Share.

   27                      Financial Data Schedule.

(b)  Reports on Form 8-K

     FTD did not file any reports on Form 8-K during the three month period ended September 30, 1998.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November, 1998.


                              FTD CORPORATION


                    By:       /s/ FRANCIS C. PICCIRILLO
                              -------------------------
                              Francis C. Piccirillo
                              Treasurer
                              (Principal financial officer and officer duly
                               authorized to sign on behalf of registrant)

                                 EXHIBIT INDEX


                                                                    Paper (P)
Exhibit                                                                or
Number            Description                                    Electronic (E)
------            -----------                                    --------------

11                Computation of Earnings Per Share                    E

27                Financial Data Schedule                              E