Form 10-Q
period 1998-12-31
FTD CORP
filed 1999-02-01
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

    As of January 25, 1999, there were outstanding 12,410,606 shares of the Registrant's class A common stock, par value $.01 per share, and 2,948,750 shares of the Registrant's class B common stock, par value $.0005 per share.

                                 FTD CORPORATION

                                      INDEX

                                                                                 PAGE
Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 1998
               and June 30, 1998                                                   3

           Condensed Consolidated Statements of Operations
               for the Three and Six Months Ended December 31, 1998 and            4
               1997

           Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 1998 and 1997                         5

           Notes to Consolidated Financial Statements                              6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk             15

Part II. Other Information

  Item 1.  Legal Proceedings                                                      16
  Item 6.  Exhibits and Reports on Form 8-K                                       16

Signatures                                                                        17

Exhibit Index                                                                     18

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 FTD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                    DECEMBER 31,
                                                                                                       1998               JUNE 30,
                ASSETS                                                                              (UNAUDITED)            1998
                ------                                                                              -----------         ----------
                                                                                                           (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $ 15,160            $ 13,615
   Accounts receivable, less allowance for doubtful accounts
       of $1,831 at December 31, 1998 and  $1,854 at June 30, 1998                                     25,350              24,104
   Inventories, principally finished goods, net                                                        13,960              13,261
   Deferred income taxes                                                                                5,216               5,216
   Other current assets                                                                                 2,479                 857
                                                                                                     --------            --------
            TOTAL CURRENT ASSETS                                                                       62,165              57,053

   Property and equipment, less accumulated depreciation
       of $31,715 at December 31, 1998 and $30,108 at June 30, 1998                                    16,026              15,693

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization
       of $300 at December 31, 1998 and $4,861 at June 30, 1998                                         1,154               2,711
   Deferred income taxes                                                                                1,826                  --
   Other noncurrent assets                                                                              6,662               4,244
   Goodwill and other intangibles, less accumulated amortization
       of $12,127 at December 31, 1998 and $10,599 at June 30, 1998                                    73,257              74,785
                                                                                                     --------            --------
            TOTAL OTHER ASSETS                                                                         82,899              81,740
                                                                                                     --------            --------
            TOTAL ASSETS                                                                             $161,090            $154,486
                                                                                                     ========            ========



                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                                  $ 39,991            $ 29,863
   Customer deposits and accrued customer incentive programs                                           19,512              24,009
   Other accrued liabilities                                                                            9,594               7,329
                                                                                                     --------            --------
            TOTAL CURRENT LIABILITIES                                                                  69,097              61,201

   Long-term debt                                                                                      62,000              58,130
   Post-retirement benefits, less current portion                                                       5,572               5,572
   Accrued pension obligations, less current portion                                                      497                 497
   Deferred income taxes                                                                                   --               1,162

STOCKHOLDERS' EQUITY:
   Common stock:
        Class A                                                                                           123                 126
        Class B                                                                                             2                   2
   Paid-in capital                                                                                     37,104              36,741
   Accumulated deficit                                                                                (10,771)             (7,812)
   Unamortized restricted stock                                                                        (1,135)               (511)
   Treasury stock                                                                                      (1,399)               (622)
                                                                                                     --------            --------
            TOTAL STOCKHOLDERS' EQUITY                                                                 23,924              27,924
                                                                                                     --------            --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $161,090            $154,486
                                                                                                     ========            ========


See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                     THREE MONTHS                 SIX MONTHS
                                                                                         ENDED                       ENDED
                                                                                      DECEMBER 31,                DECEMBER 31,
                                                                                 ----------------------      ----------------------
                                                                                   1998          1997          1998          1997
                                                                                 --------      --------      --------      --------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
    Technology products and services                                             $ 32,442      $ 28,327      $ 58,019      $ 50,510
    Marketplace and Other                                                          13,491        14,389        28,344        27,750
                                                                                 --------      --------      --------      --------

               Total revenues                                                      45,933        42,716        86,363        78,260

COSTS:
    Technology products and services                                                7,190        10,375        12,335        14,569
    Marketplace and Other                                                           8,735        11,397        18,958        20,126
                                                                                 --------      --------      --------      --------

               Total costs of goods sold and services
                    provided                                                       15,925        21,772        31,293        34,695

    Selling, general and administrative expenses                                   24,980        20,370        49,503        39,677
                                                                                 --------      --------      --------      --------

               Income from operations                                               5,028           574         5,567         3,888

OTHER INCOME AND EXPENSES:
    Interest income                                                                   141           279           316           606
    Interest expense                                                               (2,162)       (2,784)       (4,540)       (5,787)
    Foreign exchange gain (loss)                                                     (127)          293          (127)          293
    Other income                                                                      200             0           200             0
                                                                                 --------      --------      --------      --------

               Total other income and expenses                                     (1,948)       (2,212)       (4,151)       (4,888)

               Income (loss) before income tax expense (benefit)
                    and extraordinary item                                          3,080        (1,638)        1,416        (1,000)

Income tax expense (benefit)                                                        1,444          (330)          625           128
                                                                                 --------      --------      --------      --------

               Net income (loss) before extraordinary item                          1,636        (1,308)          791        (1,128)

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt (net of income tax benefit)               (3,714)         (835)       (3,714)         (835)
                                                                                 --------      --------      --------      --------

               Net loss                                                          ($ 2,078)     ($ 2,143)     ($ 2,923)     ($ 1,963)
                                                                                 ========      ========      ========      ========

INCOME (LOSS) PER SHARE:
    Basic and Diluted before extraordinary item                                   $  0.11      ($  0.09)      $  0.05      ($  0.08)

    Extraordinary item                                                           ($  0.24)     ($  0.05)     ($  0.24)     ($  0.05)
                                                                                 --------      --------      --------      --------

    Basic and Diluted                                                            ($  0.13)     ($  0.14)     ($  0.19)     ($  0.13)
                                                                                 ========      ========      ========      ========



See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                          SIX MONTHS
                                                                                             ENDED
                                                                                         DECEMBER 31,
                                                                              1998                          1997
                                                                       --------------------         ---------------------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net cash provided by operating activities                              $ 4,730                      $  9,033

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                                     (5,357)                         (273)
                                                                                   --------                     ---------
            Net cash used in investing activities                                   (5,357)                         (273)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds (repayments) of long-term debt, net                                   3,249                       (16,004)
      Issuance (repurchase) of common stock, net                                    (1,041)                          268
      Issuance of stockholder notes receivable                                           -                          (263)
                                                                                   --------                     ---------
            Net cash provided by (used in) financing activities                      2,208                       (15,999)

      Effect of exchange rate changes on cash                                          (36)                          (32)
                                                                                   --------                     ---------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                               1,545                        (7,271)

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                                           13,615                        28,294
                                                                                   --------                     ---------
      END OF PERIOD                                                                $15,160                      $ 21,023
                                                                                   ========                     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid                                                          $ 4,200                      $  5,205
                                                                                   ========                     =========

            Income taxes paid                                                      $     0                      $    108
                                                                                   ========                     =========

See accompanying notes to consolidated financial statements

                                 FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three and six month periods ended December 31, 1998, include the accounts of FTD Corporation and its wholly-owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that might be expected for the year ended June 30, 1999.

         As a result of adopting Statement of Financial Accounting Standards ("SFAS") No. 131, (see Note 6. Segment Information), significant changes were made to the classification of accounts for the three and six month periods ended December 31, 1998. In evaluating the costs associated with the two business segments, several items which were previously reported as costs of goods sold and services provided in the condensed consolidated statement of operations for the six months ended December 31, 1997 have been reclassified to conform to the current year presentation as selling, general and administrative expenses.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD Florists must purchase a FSG and related workbook. The purchase of such FSG entitles the FTD Florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD Florist in good standing. In the three and six month periods ended December 31, 1998, revenue from such FSG sales totaled $0.1 million and $2.6 million, respectively. In prior periods, FTD offered a product guide for sale to its members on an optional basis. This predecessor guide was published on a two year cycle, with updates throughout the cycle. Accordingly such revenue was previously recognized ratably over the two year cycle. Revenue from the predecessor guide during the three and six month periods ended December 31, 1997, was $0.2 million and $0.4 million, respectively.

Note 3.  Capital Transactions

         FTD repurchased into treasury 28,419 Class A shares during the three month period ended December 31, 1998. Also, during the three month period ended December 31, 1998, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 10,000 Class A shares were granted and 9,500 options previously granted were canceled. During the six month period ended December 31, 1998 11,000 options previously granted were canceled and 70,000 Class A shares were issued to officers as restricted stock.

Note 4.  Earnings Per Share

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Basic earnings per common share before extraordinary item and basic and diluted loss per common share for extraordinary item and net loss for the three and six month periods ended December 31, 1998 has been computed based on the weighted average number of common shares outstanding of 15,367,086 and 15,365,836, respectively. Diluted earnings per common share before extraordinary item for the three and six month periods ended December 31, 1998 has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,514,211 and 15,512,961, respectively. Basic and diluted loss per common share before extraordinary item and basic and diluted loss per common share for extraordinary item and net loss for the three and six month periods ended December 31, 1997 has been computed based on the weighted average number of common shares outstanding of 15,238,757 and 15,250,173, respectively.

Note 5.  Comprehensive Income

         The Financial Accounting Standards Board ("FASB") issued, SFAS No. 130, "Reporting Comprehensive Income" in June 1997. Effective July 1, 1998 the Company adopted SFAS No. 130. SFAS No. 130 requires the Company to disclose non-owner changes in equity which are not included in net income (loss).

         During the three and six month periods ended December 31, 1998 and 1997, the Company engaged in transactions involving foreign currency which did not have a material effect in the calculation of comprehensive income (loss). Accordingly, other accumulated comprehensive income (loss) is not included on the balance sheet. Accumulated comprehensive loss for the three and six month periods ended December 31, 1998 was $2.1 million and $2.9 million respectively. Accumulated comprehensive loss for the three and six month periods ended December 31, 1997 was $2.2 million and $2.0 respectively.

Note 6.  Segment Information

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in February 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Effective July 1, 1998 the Company adopted SFAS No. 131.

         As a result of adopting SFAS No. 131, the Company has identified two reportable business segments which are evaluated regularly by management in deciding how to allocate resources and assess performance. These business segments include Technology products and services and Marketplace and Other.

         Technology products and services consists of technology based products and services offered to the Company's customers. This includes the Company's Mercury equipment, Advantage systems, and Mercury Wings TM systems, Mercury Network, Clearinghouse, Direct Access (1-800-SEND-FTD), Flowers After Hours, FTD Florists' Online Internet site (www.ftd.com), Publications, Credit Card processing, and Interflora, Inc. Marketplace and Other consists of floral related products and greeting cards offered to our customers for resale as well as other miscellaneous income items.

         The Company's accounting policies for segments are the same as those described in Note 1, Basis of Presentation.

         The Company does not measure the assets of the Company by reportable business segment for purposes of assessing performance and making operating decisions.

Note 7.  Extinguishment of Long-Term Debt

         On December 15, 1998, the Company repaid the $60.0 million aggregate principle amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"). The reacquisition price totaled $64.2 million and consisted of the $60.0 million principle on the Notes and a $4.2 million premium. The Company used its existing Bank Credit Facilities, as herein after defined, as well as cash on hand to provide funds for the reacquisition of the Notes. These new borrowings consist of $50.0 million from the Multiple Draw Term Loan Facility and $12.0 million from the Revolving Credit Facility (see Liquidity and Capital Resources). As a result of the reacquisition of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December, 1998. Accordingly, the loss on the reacquisition of the Notes totaled $7.1 million. The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, for a net tax-affected loss on reacquisition of the Notes of $3.7 million which is shown as an extraordinary item in the accompanying condensed consolidated statements of operations.

Note 8.  New Accounting Pronouncements

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on March 4, 1998. This SOP applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted this SOP effective July 1, 1998 due to the implementation of the Company's new enterprise software.

         The Accounting Standards Executive Committee of the AICPA issued SOP 97-2 "Software Revenue Recognition" which supersedes SOP 91-1, in October 1997. This SOP was effective for fiscal years beginning after December 31, 1997. The Company will be required to adopt this SOP beginning in the third quarter of fiscal 1999 as the Company begins to recognize revenue related to the new Mercury Wings (TM)systems. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's results of operations.

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 16, 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is presently evaluating the impact of SFAS No. 133.

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

           Technology products and services consists primarily of:

         - Mercury equipment, Advantage systems, and Mercury Wings (TM) systems sales which includes both sales and leases of hardware and software to FTD Florists.

         - Mercury Network which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses.

         - Clearinghouse which provides order billing and collection services to both the sending and receiving florists, for which FTD receives a percentage of the sales price for the service.

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

         - Interflora, Inc. which is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists to enable florists to transmit and receive orders outside the Americas.

         The Marketplace and Other segment primarily represents FTD's wholesale distribution of hardgoods, including greeting cards and the Floral Selections Guide, to retail florists in North America.

THREE MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997.

         During the three month period ended December 31, 1998, the Company made significant changes in the classification of accounts amongst costs of goods sold and services provided and selling, general and administrative expenses. Prior year balances have been reclassified to conform to the current year presentation.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended December 31, 1998, compared with the three month period ended December 31, 1997.

         Revenue increased by $3.2 million, or 7.5%, to $45.9 million for the three month period ended December 31, 1998 compared to $42.7 million for the three month period ended December 31, 1997. This increase in revenue was primarily the result of an increase in Technology products and services offset by a decrease in Marketplace and Other revenue.

         Technology products and services segment revenue increased by $4.1 million, or 14.5%, to $32.4 million for the three months ended December 31, 1998 compared to $28.3 million for the three months ended December 31, 1997. This increase is primarily due to increases in Clearinghouse, Direct Access and Advantage systems sales.

         Marketplace and Other segment revenue decreased by $0.9 million, or 6.3%, to $13.5 million for the three month period ended December 31, 1998 compared to $14.4 million for the three month period ended December 31, 1997. The decrease from the prior year is primarily a result of a decrease in the sale of Marketplace products. Marketplace and Other revenue was 29.4% and 33.7% of total revenue for the three months ended December 31, 1998 and 1997, respectively.

         The costs associated with Technology products and services decreased $3.2 million, or 30.8%, to $7.2 million for the three month period ended December 31, 1998 compared to $10.4 million for the three month period ended December 31, 1997. This decrease is primarily due to a decrease in depreciation expense relating to fully depreciated equipment.

         The costs associated with Marketplace and Other decreased $2.7 million, or 23.7%, to $8.7 million for the three month period ended December 31, 1998 compared to $11.4 million for the three month period ended December 31, 1997. This decrease is primarily associated with the decrease in the sale of Marketplace products.

         As a percent of revenue, cost of goods sold and services provided decreased to 34.6% for the three month period ended December 31, 1998 from 51.1% for the three month period ended December 31, 1997. This is primarily due to increased gross margins associated with Technology products and services and Marketplace and Other.

         Selling, general and administrative expenses increased $4.6 million, or 22.5%, to $25.0 million for the three month period ended December 31, 1998 from $20.4 million for the three month period ended December 31, 1997. This is primarily due to FTD's increased costs associated with customer incentive programs and other general and administrative expenses in comparison to the previous three months ended December 31, 1997.

         Net interest expense for the three month period ended December 31, 1998 was $2.1 million as compared to $2.5 million for the three month period ended December 31, 1997. The decrease of $0.4 million resulted from lower average debt outstanding as of December 31, 1998.

         Income taxes for the three month period ended December 31, 1998 were a benefit of $2.0 million compared to a benefit of $0.8 million for the comparable three month period ended December 31, 1997. The income tax benefits include income tax benefits of $3.4 million and $0.5 million, respectively relating to the early extinguishment of long-term debt (see Liquidity and Capital Resources). In addition, the income tax benefits for the three month periods ended December 31, 1998 and 1997 include $1.4 million of income tax expense and $0.3 million of income tax benefit respectively relating to the amount of taxable income (loss) in the respective periods.

         Net loss for the three month periods ended December 31, 1998 and 1997 were each $2.1 million. The net loss for each of the three month periods ended December 31, 1998 and 1997 is attributable to the factors previously discussed.

SIX MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997.

         During the six month period ended December 31, 1998, the Company made significant changes in the classification of accounts amongst costs of goods sold and services provided and selling, general and administrative expenses. Prior year balances have been reclassified to conform to the current year presentation.

         The following is a discussion of changes in the Company's financial condition and results of operations for the six month period ended December 31, 1998, compared with the six month period ended December 31, 1997.

         Revenue increased by $8.1 million, or 10.3%, to $86.4 million for the six month period ended December 31, 1998 compared to $78.3 million for the six month period ended December 31, 1997. This increase in revenue was primarily the result of increases in both of the Company's business segments.

         Technology products and services segment revenue increased by $7.5 million, or 14.9%, to $58.0 million for the six months ended December 31, 1998 compared to $50.5 million for the six months ended December 31, 1997. This increase is primarily due to increases in Clearinghouse, Direct Access and Advantage systems sales.

         Marketplace and Other segment revenue increased by $0.5 million, or 1.8%, to $28.3 million for the six month period ended December 31, 1998 compared to $27.8 million for the six month period ended December 31, 1997. The increase from the prior year was the net result of an increase in the sale of a newly published Floral Selections Guide to all FTD Florists (see Note 2. Revenues from Sale of the Floral Selections Guide ("FSG")) offset in part by a decrease in the sale of Marketplace products. Marketplace and Other revenue was 32.8% and 35.5% of total revenue for the six months ended December 31, 1998 and 1997, respectively.

         The costs associated with Technology products and services decreased $2.3 million, or 15.8%, to $12.3 million for the six month period ended December 31, 1998 compared to $14.6 million for the six month period ended December 31, 1997. This decrease is primarily due to decreased costs associated with fully depreciated equipment partially offset by an increase in costs associated with Direct Access and Advantage systems sales.

         The costs associated with Marketplace and Other decreased $1.1 million, or 5.5%, to $19.0 million for the six month period ended December 31, 1998 compared to $20.1 million for the six month period ended December 31, 1997. This decrease is primarily due to a decrease in costs associated with the sale of Marketplace products partially offset by the increase in production costs associated the new FSG in comparison to the six month period ended December 31, 1997.

         As a percent of revenue, cost of goods sold and services provided decreased to 36.2% for the six month period ended December 31, 1998 from 44.3% for the six month period ended December 31, 1997. This is primarily due to increased gross margins associated with Technology products and services and Marketplace and Other.

         Selling, general and administrative expenses increased $9.8 million, or 24.7%, to $49.5 million for the six month period ended December 31, 1998 from $39.7 million for the six month period ended December 31, 1997.

This is primarily due to FTD's increased costs associated with customer incentive programs as well as increases in other general and administrative expenses in comparison to the six month period ended December 31, 1997.

         Net interest expense for the six month period ended December 31, 1998 was $4.2 million as compared to $5.2 million for the six month period ended December 31, 1997. The decrease of $1.0 million resulted from lower average debt outstanding as of December 31, 1998.

         Income taxes for the six month period ended December 31, 1998 were a benefit of $2.8 million compared to a benefit of $0.4 million for the six month period ended December 31, 1997. The income tax benefits include income tax benefits of $3.4 million and $0.5 million, respectively relating to the early extinguishment of long-term debt (see Liquidity and Capital Resources). In addition, the income tax benefits for the six month periods ended December 31, 1998 and 1997 include income tax expense of $0.6 million and $0.1 million, respectively relating to the amount of taxable income (loss) in the respective periods.

         Net loss for the six month period ended December 31, 1998 was $2.9 million, an increase of $0.9 million compared to net loss of $2.0 million for the six month period ended December 31, 1997. The change is attributable to the factors previously discussed.


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

         On December 15, 1998 the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933. The Company used the Bank Credit Facilities as well as cash on hand to provide funds for the reacquisition of the Notes. The reacquisition price totaled $64.2 million and consisted of the $60.0 million principle on the Notes and a $4.2 million pre-payment penalty premium. The funds for the reacquisition of the Notes were generated in part from the $50.0 million Multiple Draw Term Loan Facility and $12.0 million from the Revolving Credit Facility. The $50.0 million outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced, in twenty consecutive unequal quarterly installments, commencing on March 31, 1999, and continuing thereafter until the termination date of December 31, 2003 through the use of the Revolving Credit Facility. The loan(s) outstanding under the Revolving Credit Facility will mature on December 31, 2003.

         Borrowings under both the Multiple Draw Term Loan Facility and the Revolving Credit Facility are subject to variable interest rates. The Company has entered into an interest rate swap agreement for a notional amount of $25.0 million at a fixed rate for specified period of time in order to limit its exposure to interest rate fluctuations. The Company monitors changing economic conditions to limit its exposure to increasing interest rates which may have a material adverse effect on the Company's financial condition. The Company believes, based on current circumstances, that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities.

         As of December 31, 1998, the Company is in compliance with the covenants under the Bank Credit Facilities.

         In addition to its debt service obligations, FTD's remaining liquidity demands are primarily for capital expenditures and working capital needs. FTD's expected capital expenditures for fiscal 1999 are estimated to be in the range of $6.5 to $7.5 million and will primarily be used for new computer software and related information technology purchases. For the six month period ended December 31, 1998, FTD's net capital expenditures were

$5.4 million, of which $2.0 million was for depreciable fixed assets such as furniture and equipment, and $3.4 million was for amortizable intangibles such as costs relating to the development and implementation of a new software package and Mercury Wings (TM) computer software.

         For the six month period ended December 31, 1998, FTD experienced an increase in cash and cash equivalents of $1.5 million as compared to a decrease in cash and cash equivalents of $7.3 million for the previous six month period ended December 31, 1997.

         Cash provided by operating activities was $4.7 million for the six month period ended December 31, 1998, compared to cash provided of $9.0 million for the six month period ended December 31, 1997. Depreciation and amortization was $3.5 million for the six month period ended December 31, 1998 and $6.7 million for the six month period ended December 31, 1997. The decrease in cash provided by operating activities is primarily due to the decrease in the balance of accrued customer incentive programs in comparison to the six month period ended December 31, 1997.

          Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $5.4 million for the six month period ended December 31, 1998 compared to $0.3 million for the six month period ended December 31, 1997.

         Cash provided by financing activities was $2.2 million for the six month period ended December 31, 1998 compared to cash used in financing activities of $16.0 million for the six month period ended December 31, 1997. The change in cash from financing activities is primarily a result of an increase in borrowings of long-term debt during the six month period ended December 31, 1998 as compared to the six month period ended December 31, 1997.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems and has identified the systems (information technology systems ("IT") as well as non-IT systems) that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue is believed to affect virtually all companies and organizations which would include the Company as well as systems and applications of the Company's vendors or customers. The Company has identified certain IT systems, such as those internal systems that reside on the mainframe, which are considered "mission critical" and has developed a plan for converting these computer systems for Year 2000 compliance.

         As of December 31, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's IT system requirements. FTD is currently in the implementation and training process for this new software package. There are three phases to the software implementation process. Phase 1 consists of the software implementation for the general ledger and accounts payable systems. Phase 2 consists of the software implementation for Marketplace distribution, floral order processing, and accounts receivable. Phase 3 consists of the software implementation for Credit Card Processing and Directory Publications. As of December 31, 1998, phase 1 has been completed and tested and phase 2 is in the implementation process and is expected to be completed and tested by April 1999. The Company expects phase 3 of the project to be completed and tested by June 30, 1999. This new software package will allow the Company to improve its execution and efficiency in recording financial and operational information in addition to providing a solution to the Year 2000 issue with respect to the Company's IT computer systems.

         As part of the Company's Year 2000 compliance efforts, the Company's plan includes contacting customers and third parties whose business interruption could have a significant impact on FTD's business. The Company has not completed its assessment of the Year 2000 issue as it relates to these customers and third party vendors and suppliers. However, it should be noted that the Company has over 20,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company has begun contacting key third parties in order to secure appropriate representation of Year 2000 compliance and to address the compatibility of systems. These vendors and suppliers include financial institutions and communication and transportation providers with whom the Company does business. The Company obtains its merchandise for resale and supplies for operational purposes from a variety of vendors located both within and outside the United States, of which no one vendor or supplier is of significant dependence to the Company's merchandise and supply purchases. As of December 31, 1998, the Company does not have any reason to believe that these third parties will suffer a business interruption as a result of the Year 2000 issue. In the event that a vendor or supplier is not able to supply the Company with the appropriate representation of Year 2000 compliance, the Company will establish alternative sources or strategies.

         As it relates to customers, the Company has included in its Year 2000 compliance efforts FTD products such as Mercury 2000, 3000 and 4000 terminals, Mercury Interface Box, Mercury Wings and Advantage (Solaris and SCO) computer systems. The Company is well along in its efforts to test these systems and to remedy them, if necessary. The Company believes, based on testing to date, that the Mercury 2000, 3000 and 4000 terminals, as well as the Mercury Interface Box and Mercury Wings are already Year 2000 compliant. The Advantage (Solaris and
SCO) systems are in testing and necessary changes are expected to be in release 7.0, which is scheduled to be available in May, 1999.

         In the event that appropriate Year 2000 readiness is not achieved for a service or product identified by FTD as Year 2000 compliant, the Company will use commercially reasonable efforts to repair the affected portion of the service or product.

         The Company has undertaken a review of its non-IT systems which rely on embedded computer technology and is in the process of implementing a remediation program with respect to such systems. The Company's non-IT systems consist primarily of those systems relating to the building and facilities and are not expected to have a material effect on the operations of the Company. The Company is in the process of replacing any of these systems which are not Year 2000 compliant and expects to be completed with this process by June 30, 1999.

         During the implementation of the new enterprise software package, the Company will incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 6 to 12 months is expected to range between $7.0 and $9.0 million of which approximately $3.0 to $7.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use enterprise software. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to be material in terms of the Company's business, financial condition and results of operations. As of December 31, 1998, all scheduled implementation dates have been met, and the Company continues to anticipate the implementation to be completed by June 30, 1999. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance.

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

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See Liquidity and Capital Resources

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                 Description
-----------                 -----------

   11                       Computation of Earnings Per Share.

   27                       Financial Data Schedule.

(b) Reports on Form 8-K

    FTD did not file any reports on Form 8-K during the three month period ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of February, 1999.

                                 FTD CORPORATION

                       By:       /s/ Francis C. Piccirillo
                                 --------------------------------
                                 Francis C. Piccirillo
                                 Treasurer
                                 (Principal financial officer and officer duly authorized to sign on behalf of registrant)

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