Form 10-Q
period 1999-03-31
FTD CORP
filed 1999-05-17
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                             Commission File Number
                                    33-91582
                                    --------

                                 FTD CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  13-3711271
-------------------------------                  -------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation of Organization)                    Identification No.)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

    As of April 30, 1999, there were outstanding 12,385,370 shares of the Registrant's class A common stock, par value $.01 per share, and 2,948,750 shares of the Registrant's class B common stock, par value $.0005 per share.

                                 FTD CORPORATION

                                      INDEX
                                                                            PAGE
Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 1999
               and June 30, 1998                                            3

           Condensed Consolidated Statements of Operations
               for the Three and Nine Months Ended March 31, 1999 and
               1998                                                         4


           Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 1999 and 1998                    5


           Notes to Consolidated Financial Statements                       6


  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            9

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk     15

Part II. Other Information

  Item 1.  Legal Proceedings                                               15
  Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                                 16

Exhibit Index                                                              17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 FTD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        MARCH 31,
                                                                           1999          JUNE 30,
                          ASSETS                                       (UNAUDITED)         1998
                                                                       -----------      ----------
                                                                               (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                                             $1,016         $13,615
     Accounts receivable, less allowance for doubtful accounts
         of $2,169 at March 31, 1999 and  $1,854 at June 30, 1998          27,758          24,104
     Inventories, principally finished goods, net                          11,126          13,261
     Deferred income taxes                                                  5,216           5,216
     Other current assets                                                   2,195             857
                                                                       -----------      ----------
                   TOTAL CURRENT ASSETS                                    47,311          57,053

     Property and equipment, less accumulated depreciation
         of $32,465 at March 31, 1999 and $30,108 at June 30, 1998         15,520          15,693

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $374 at March 31, 1999 and $4,861 at June 30, 1998              1,129           2,711
     Deferred income taxes                                                    836               -
     Other noncurrent assets                                                7,127           4,244
     Goodwill and other intangibles, less accumulated amortization
         of $12,890 at March 31, 1999 and $10,599 at June 30, 1998         72,494          74,785
                                                                       -----------      ----------
                   TOTAL OTHER ASSETS                                      81,586          81,740
                                                                       -----------      ----------

                   TOTAL ASSETS                                          $144,417        $154,486
                                                                       ===========      ==========



                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $33,167         $29,863
     Customer deposits and accrued customer incentive programs             16,753          24,009
     Other accrued liabilities                                              9,260           7,329
                                                                       -----------      ----------
                   TOTAL CURRENT LIABILITIES                               59,180          61,201

     Long-term debt                                                        54,750          58,130
     Post-retirement benefits, less current portion                         5,310           5,572
     Accrued pension obligations, less current portion                        497             497
     Deferred income taxes                                                      -           1,162

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                             123             126
          Class B                                                               2               2
     Paid-in capital                                                       37,104          36,741
     Accumulated deficit                                                   (9,792)         (7,812)
     Unamortized restricted stock                                          (1,071)           (511)
     Treasury stock                                                        (1,686)           (622)
                                                                       -----------      ----------
                   TOTAL STOCKHOLDERS' EQUITY                              24,680          27,924
                                                                       -----------      ----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $144,417        $154,486
                                                                       ===========      ==========



See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                               THREE MONTHS              NINE MONTHS
                                                                                  ENDED                     ENDED
                                                                                MARCH 31,                 MARCH 31,
                                                                           --------------------     ---------------------
                                                                             1999        1998          1999        1998
                                                                           --------   ---------     ----------   --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
      Technology products and services                                     $30,134     $24,856        $83,719    $72,324
      Marketplace and Other                                                 16,979      15,759         45,324     43,509
      Direct to Consumer                                                    11,380       7,659         28,587     19,082
                                                                           --------   ---------     ----------   --------

                     Total revenues                                         58,493      48,274        157,630    134,915

COSTS:
      Technology products and services                                       5,991       5,105         16,125     17,850
      Marketplace and Other                                                 11,957      11,405         30,915     31,531
      Direct to Consumer                                                    10,125       6,827         25,099     17,031
                                                                           --------   ---------     ----------   --------

                     Total costs of goods sold and services
                          provided                                          28,073      23,337         72,139     66,412

      Selling, general and administrative expenses                          27,525      22,385         77,028     62,063
                                                                           --------   ---------     ----------   --------

                     Income from operations                                  2,895       2,552          8,463      6,440

OTHER INCOME AND EXPENSES:
      Interest income                                                          102         164            418        770
      Interest expense                                                      (1,048)     (2,422)        (5,589)    (8,209)
      Foreign exchange gain (loss)                                             155        (154)            28        139
      Other income                                                               0           0            200          0
                                                                           --------   ---------     ----------   --------

                     Total other income and expenses                          (791)     (2,412)        (4,943)    (7,300)

                     Income (loss) before income tax expense
                          and extraordinary item                             2,104         140          3,520       (860)

Income tax expense                                                           1,135         185          1,760        313
                                                                           --------   ---------     ----------   --------

                     Net income (loss) before extraordinary item               969         (45)         1,760     (1,173)

EXTRAORDINARY ITEM:
      Loss on early extinguishment of debt (net of income tax benefit)           -           -         (3,714)      (835)
                                                                           --------   ---------     ----------   --------

                     Net income (loss)                                        $969        ($45)       ($1,954)   ($2,008)
                                                                           ========   =========     ==========   ========

INCOME (LOSS) PER SHARE:
      Basic and Diluted before extraordinary item                            $0.06       $0.00          $0.11     ($0.08)

      Extraordinary item                                                     $0.00       $0.00         ($0.24)    ($0.05)
                                                                           --------   ---------     ----------   --------

      Basic and Diluted                                                      $0.06       $0.00         ($0.13)    ($0.13)
                                                                            ======      ======         =======    =======




See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              NINE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                         1999              1998
                                                                       --------          --------
                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net cash (used in) provided by operating activities          ($944)           $5,526

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                        (6,314)           (3,163)
                                                                       --------          --------
            Net cash used in investing activities                       (6,314)           (3,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt, net                                (4,051)          (26,106)
       Issuance (repurchase) of common stock, net                       (1,264)                5
       Payments received from stockholders                                   -                32
                                                                       --------          --------
            Net cash used in financing activities                       (5,315)          (26,069)

       Effect of foreign exchange rate changes on cash                     (26)              (24)
                                                                       --------          --------

NET DECREASE IN CASH AND
       CASH EQUIVALENTS                                                (12,599)          (23,730)

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                              13,615            28,294
                                                                       --------          --------
       END OF PERIOD                                                    $1,016            $4,564
                                                                       ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
            Interest paid                                               $5,243            $5,283
                                                                       ========          ========

            Income taxes paid                                               $0              $107
                                                                       ========          ========

See accompanying notes to consolidated financial statements

                                 FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 1999, include the accounts of FTD Corporation and its wholly-owned subsidiary, Florists' Transworld Delivery, Inc. (collectively, the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that might be expected for the year ended June 30, 1999.

         As a result of adopting Statement of Financial Accounting Standards ("SFAS") No. 131, (see Note 6. Segment Information), significant changes were made to the classification of accounts for the three and nine month periods ended March 31, 1999. In evaluating the costs associated with the three business segments, several items which were previously reported as costs of goods sold and services provided in the condensed consolidated statement of operations for the three and nine month periods ended March 31, 1998 have been reclassified to conform to the current year presentation as selling, general and administrative expenses. Additionally, certain revenues from Direct to Consumer activities which were previously reported net of costs relating to processing and fulfillment have been recorded on a gross basis for the three and nine month periods ended March 31, 1998. The corresponding costs representing the amount paid for processing and fulfillment have been reclassified to conform to the current year presentation as Direct to Consumer cost of goods sold.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD Florists must purchase a FSG and related workbook. The purchase of such FSG entitles the FTD Florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD Florist in good standing. In the three and nine month periods ended March 31, 1999, revenue from such FSG sales totaled $0.02 million and $2.7 million, respectively. In prior periods, FTD offered a product guide for sale to its members on an optional basis. This predecessor guide was published on a two year cycle, with updates throughout the cycle. Accordingly such revenue was previously recognized ratably over the two year cycle. Revenue from the predecessor guide during the three and nine month periods ended March 31, 1998, was $0.5 million and $0.9 million, respectively.

Note 3.  Capital Transactions

         FTD repurchased into treasury 34,502 Class A shares during the three month period ended March 31, 1999. Also, during the three month period ended March 31, 1999, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 25,000 Class A shares were granted, 17,500 options were exercised and 61,750 options previously granted were canceled. During the nine month period ended March 31, 1999 pursuant to the terms of FTD'S 1994 Stock Award and Incentive Plan options to purchase 162,100 Class A shares were granted, 19,000 options were exercised and 74,850 options previously granted were canceled. In addition, during the nine month period ended March 31, 1999, 70,000 Class A shares were issued to officers as restricted stock and 10,000 restricted shares were canceled.

Note 4.  Earnings Per Share

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Basic and diluted earnings (loss) per common share for the three month periods ended March 31, 1999 and 1998 has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,447,704 and 15,209,426, respectively. Basic and diluted earnings (loss) per common share before extraordinary item, for extraordinary item and for net loss for the nine month periods ended March 31, 1999 and 1998, has been computed based on the weighted average number of common and common equivalent shares outstanding of 15,466,289 and 15,219,166, respectively.

Note 5.  Comprehensive Income

         The Financial Accounting Standards Board ("FASB") issued, SFAS No. 130, "Reporting Comprehensive Income" in June 1997. Effective July 1, 1998 the Company adopted SFAS No. 130. SFAS No. 130 requires the Company to disclose non-owner changes in equity which are not included in net income (loss).

         During the three and nine month periods ended March 31, 1999 and 1998, the Company engaged in transactions involving foreign currency which are immaterial in the calculation of comprehensive income (loss). Accordingly, other accumulated comprehensive income (loss) is not included on the balance sheet. Comprehensive income (loss) for the three and nine month periods ended March 31, 1999 was $1.0 million and ($2.0) million, respectively. Accumulated comprehensive loss for the three and nine month periods ended March 31, 1998 was ($0.04) million and ($2.0) million, respectively.

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

         As a result of adopting SFAS No. 131, the Company has identified three reportable business segments which are evaluated regularly by management in deciding how to allocate resources and assess performance. These business segments include Technology products and services, Marketplace and Other and Direct to Consumer.

         Technology products and services consists of technology based products and services offered to the Company's customers. This includes the Company's Mercury equipment, Advantage systems, and Mercury Wings (TM) systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral related products and greeting cards offered to our customers for resale as well as other miscellaneous income items. Direct to Consumer includes floral gift order capabilities to the public through Direct Access (1-800-SEND-FTD) and FTD's Internet site www.ftd.com.

         The Company's accounting policies for segments are the same as those described in Note 1., Basis of Presentation.

         The Company does not measure the assets of the Company by reportable business segment for purposes of assessing performance and making operating decisions.

Note 7.  Extinguishment of Long-Term Debt

         On December 15, 1998, the Company repaid the $60.0 million aggregate principle amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"). The reacquisition price totaled $64.2 million and consisted of the $60.0 million principle on the Notes and a $4.2 million premium. The Company used its existing Bank Credit Facilities, as hereinafter defined, as well as cash on hand to provide funds for the reacquisition of the Notes. These new borrowings consisted of $50.0 million from the Multiple Draw Term Loan Facility and $12.0 million from the Revolving Credit Facility (see Liquidity and Capital Resources). As a result of the reacquisition of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December, 1998. Accordingly, the loss on the reacquisition of the Notes totaled $7.1 million. The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, for a net tax-affected loss on reacquisition of the Notes of $3.7 million which is shown as an extraordinary item in the accompanying condensed consolidated statements of operations.

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

        The Accounting Standards Executive Committee of the AICPA issued SOP 97-2 "Software Revenue Recognition" which supersedes SOP 91-1, in October 1997. This SOP was effective for fiscal years beginning after December 31, 1997. The Company has adopted this SOP effective July 1, 1998 due to the recognition of revenues related to the sale of the new Mercury Wings (TM) systems. As of March 31, 1999, the adoption of SOP 97-2 has not had a material impact on the Company's results of operations.

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

         FTD generates its revenue from three principal areas of operation. These areas have been identified as Technology products and services, Marketplace and Other and Direct to Consumer.

           Technology products and services consists primarily of:

         - Mercury equipment, Advantage Systems, and Mercury Wings(TM) systems sales which includes both sales and leasing of hardware and software to FTD Florists.

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

         - Publications which consists of the FTD Directory published on a quarterly basis on CD ROM as well as paper book and the set up and maintenance of florists web sites for FTD Florists' Online through FTD's Internet site www.ftd.com.

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

         The Direct to Consumer segment represents revenue which is derived from consumer orders generated by the 1-800-SEND-FTD direct marketing business and FTD's Internet site www.ftd.com.

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998.

         During the three month period ended March 31, 1999, the Company made significant changes in the classification of accounts amongst revenue, costs of goods sold and services provided and selling, general and administrative expenses. Prior year balances have been reclassified to conform to the current year presentation.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended March 31, 1999, compared with the three month period ended March 31, 1998.

         Revenue increased by $10.2 million, or 21.1%, to $58.5 million for the three month period ended March 31, 1999 compared to $48.3 million for the three month period ended March 31, 1998. This increase in revenue was primarily the result of increases in all of the Company's business segments.

         Technology products and services segment revenue increased by $5.2 million, or 20.9%, to $30.1 million for the three months ended March 31, 1999 compared to $24.9 million for the three months ended March 31, 1998. This increase is primarily due to increases in Clearinghouse, Advantage system sales, and Credit Cards.

         Marketplace and Other segment revenue increased by $1.2 million, or 7.6%, to $17.0 million for the three month period ended March 31, 1999 compared to $15.8 million for the three month period ended March 31, 1998. The increase from the prior year is primarily a result of an increase in the sale of Marketplace products and Renaissance Greeting Cards partially offset by a decrease in revenue from the sale of the newly published Floral Selections Guide to all FTD Florists (see Note 2. Revenues from Sale of the Floral Selections Guide "FSG").

         Direct to Consumer segment revenue increased by $3.7 million, or 48.1%, to $11.4 million for the three month period ended March 31, 1999 compared to $7.7 million for the three month period ended March 31, 1998. The increase from the prior year is primarily the result of an increase in consumer orders placed through the www.ftd.com Internet site. Additionally, certain revenues from Direct to Consumer activities which were previously reported net of costs relating to processing and fulfillment have been recorded on a gross basis for the three month periods ended March 31, 1998 and 1999. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer cost of goods sold for the three month periods ended March 31, 1999 and 1998.

         The costs associated with Technology products and services increased $0.9 million, or 17.6%, to $6.0 million for the three month period ended March 31, 1999 compared to $5.1 million for the three month period ended March 31, 1998. This increase is primarily due to increased costs associated with Advantage system sales.

         The costs associated with Marketplace and Other increased $0.6 million, or 5.3%, to $12.0 million for the three month period ended March 31, 1999 compared to $11.4 million for the three month period ended March 31, 1998. This increase is primarily associated with the increase in the sale of Marketplace products partially offset by the decrease in production costs associated with the new FSG.

         The costs associated with Direct to Consumer increased $3.3 million, or 48.5%, to $10.1 million for the three month period ended March 31, 1999 compared to $6.8 million for the three month period ended March 31, 1998. This increase is primarily due to increased costs associated with the www.ftd.com Internet site.

         As a percent of revenue, cost of goods sold and services provided decreased to 48.0% for the three month period ended March 31, 1999 from 48.2% for the three month period ended March 31, 1998.

         Selling, general and administrative expenses increased $5.1 million, or 22.8%, to $27.5 million for the three month period ended March 31, 1999 from $22.4 million for the three month period ended March 31, 1998. This is primarily due to FTD's increased costs associated with national advertising, public relations, Direct to Consumer and other general and administrative expenses.

         Net interest expense for the three month period ended March 31, 1999 was $0.9 million as compared to $2.2 million for the three month period ended March 31, 1998. The decrease of $1.3 million resulted from lower average debt outstanding as well as the lower interest rate for the three month period ended March 31, 1999.

         Income taxes for the three month period ended March 31, 1999 were an expense of $1.1 million compared to an expense of $0.2 million for the comparable three month period ended March 31, 1998. The change in income tax relates to the increase in taxable income.

         Net income for the three month period ended March 31, 1999 was $1.0 million compared to a net loss of $0.05 million for the three month period ended March 31, 1998. The increase in net income is attributable to the factors previously discussed.

NINE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 1998.

         During the nine month period ended March 31, 1999, the Company made significant changes in the classification of accounts amongst revenue, costs of goods sold and services provided and selling, general and administrative expenses. Prior year balances have been reclassified to conform to the current year presentation.

         The following is a discussion of changes in the Company's financial condition and results of operations for the nine month period ended March 31, 1999, compared with the nine month period ended March 31, 1998.

         Revenue increased by $22.7 million, or 16.8%, to $157.6 million for the nine month period ended March 31, 1999 compared to $134.9 million for the nine month period ended March 31, 1998. This increase in revenue was primarily the result of increases in all of the Company's business segments.

         Technology products and services segment revenue increased by $11.4 million, or 15.8%, to $83.7 million for the nine months ended March 31, 1999 compared to $72.3 million for the nine months ended March 31, 1998. This increase is primarily due to increases in Clearinghouse, Advantage system sales and Credit Cards.

         Marketplace and Other segment revenue increased by $1.8 million, or 4.1%, to $45.3 million for the nine month period ended March 31, 1999 compared to $43.5 million for the nine month period ended March 31, 1998. The increase from the prior year was primarily the result of an increase in the sale of a newly published FSG.

         Direct to Consumer segment revenue increased by $9.5 million, or 49.7%, to $28.6 million for the nine month period ended March 31, 1999 compared to $19.1 million for the nine month period ended March 31, 1998. The increase from the prior year was primarily due to the increase in consumer orders placed through the www.ftd.com Internet site. Additionally, certain revenues from Direct to Consumer activities which were previously reported net of costs relating to processing and fulfillment have been recorded on a gross basis for the nine month periods ended March 31, 1998 and 1999. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer cost of goods sold for the nine month periods ended March 31, 1999 and 1998.


         The costs associated with Technology products and services decreased $1.8 million, or 10.1%, to $16.1 million for the nine month period ended March 31, 1999 compared to $17.9 million for the nine month period ended March 31, 1998. This decrease is primarily due to a decrease in depreciation expense relating to fully depreciated equipment offset in part by increased costs associated with Advantage system sales.

         The costs associated with Marketplace and Other decreased $0.6 million, or 1.9%, to $30.9 million for the nine month period ended March 31, 1999 compared to $31.5 million for the nine month period ended March 31, 1998. This decrease is primarily due to a decrease in costs associated with the sale of Marketplace products partially offset by the increase in production costs associated the new FSG.

         The costs associated with Direct to Consumer increased $8.1 million, or 47.6%, to $25.1 million for the nine month period ended March 31, 1999 compared to $17.0 million for the nine month period ended March 31, 1998. This increase is primarily due to the increased costs relating to the www.ftd.com Internet site.

         As a percent of revenue, cost of goods sold and services provided decreased to 45.7% for the nine month period ended March 31, 1999 from 49.2% for the nine month period ended March 31, 1998. This is primarily due to increased gross margins associated with Technology products and services, Marketplace and Other and Direct to Consumer.

         Selling, general and administrative expenses increased $14.9 million, or 24.0%, to $77.0 million for the nine month period ended March 31, 1999 from $62.1 million for the nine month period ended March 31, 1998. This is due to FTD's increased costs associated with customer incentive programs, Direct to Consumer, national advertising, public relations and other general and administrative expenses.

         Net interest expense for the nine month period ended March 31, 1999 was $5.2 million as compared to $7.4 million for the nine month period ended March 31, 1998. The decrease of $2.2 million resulted from lower average debt outstanding as well as the lower interest rate for the nine month period ended March 31, 1999.

         Income taxes for the nine month period ended March 31, 1999 were an expense of $1.8 million compared to an expense of $0.3 million for the nine month period ended March 31, 1998. The income tax expense for the nine month periods ended March 31, 1999 and 1998 include income tax benefits of $3.4 million and $0.5 million, respectively, relating to the early extinguishment of long-term debt (see Liquidity and Capital Resources). In addition, for the nine month periods ended March 31, 1999 and 1998 $1.6 million and $0.2 million of income tax benefit is a result of the change in taxable income (loss) in the respective periods.

         Net loss for the nine month periods ended March 31, 1999 and 1998 were each $2.0 million. The net loss for each of the nine month periods ended March 31, 1999 and 1998 is attributable to the factors previously discussed.

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

         On December 15, 1998 the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933. The Company used the Bank Credit Facilities as well as cash on hand to provide funds for the reacquisition of the Notes. The reacquisition price totaled $64.2 million and consisted of the $60.0 million principle on the Notes and a $4.2 million pre-payment penalty premium. The funds for the reacquisition of the Notes were generated in part from the $50.0 million Multiple Draw Term Loan Facility and $12.0 million from the Revolving Credit Facility. As of March 31, 1999, $48.8 million is outstanding under the Multiple Draw Term Loan Facility and is scheduled to be permanently reduced, over a period of nineteen consecutive unequal quarterly installments continuing thereafter until the termination date of December 31, 2003 through the use of the Revolving Credit Facility. The loan(s) outstanding under the Revolving Credit Facility will mature on December 31, 2003.

         Borrowings under both the Multiple Draw Term Loan Facility and the Revolving Credit Facility are subject to variable interest rates. The Company has entered into an interest rate swap agreement for a notional amount of $24.4 million at a fixed rate for specified period of time in order to limit its exposure to interest rate fluctuations. The Company monitors changing economic conditions to limit its exposure to increasing interest rates which may have a material adverse effect on the Company's financial condition. The Company believes, based on current circumstances, that its cash flow from operations, together with borrowings under the Revolving Credit

Facility, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities.

         As of March 31, 1999, the Company is in compliance with the covenants under the Bank Credit Facilities.

         In addition to its debt service obligations, FTD's remaining liquidity demands are primarily for capital expenditures and working capital needs. FTD's expected capital expenditures for fiscal 1999 are estimated to be in the range of $7.0 to $9.5 million and will primarily be used for new computer software and related information technology purchases. For the nine month period ended March 31, 1999, FTD's net capital expenditures were $6.3 million, of which $2.2 million was for depreciable fixed assets such as furniture and equipment, and $4.1 million was for amortizable intangibles such as costs relating to the development and implementation of a new software package and Mercury Wings (TM) computer software.

         For the nine month period ended March 31, 1999, FTD experienced a decrease in cash and cash equivalents of $12.6 million as compared to a decrease in cash and cash equivalents of $23.7 million for the previous nine month period ended March 31, 1998. These decreases in cash and cash equivalents are in part a result of the Company's philosophy of maintaining a minimal cash balance in an effort to effectively use any excess cash to reduce outstanding debt.

         Cash used in operating activities was $0.9 million for the nine month period ended March 31, 1999, compared to cash provided by operating activities of $5.5 million for the nine month period ended March 31, 1998. Depreciation and amortization was $5.1 million for the nine month period ended March 31, 1999 and $8.5 million for the nine month period ended March 31, 1998. The increase in cash used in operating activities is primarily due to the decrease in the balance of accrued customer incentive programs in comparison to the nine month period ended March 31, 1998.

          Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $6.3 million for the nine month period ended March 31, 1999 compared to $3.2 million for the nine month period ended March 31, 1998.

         Cash used in financing activities was $5.3 million for the nine month period ended March 31, 1999 compared to $26.1 million for the nine month period ended March 31, 1998. The decrease in cash used in financing activities is primarily a result of a decrease in payments of long-term debt during the nine month period ended March 31, 1999 as compared to the nine month period ended March 31, 1998.

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

         As of March 31, 1999, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's IT system requirements. FTD is currently in the implementation and training process for this new software package. There are three phases to the software implementation process. Phase 1 consists of the software implementation for the general ledger and accounts payable systems. Phase 2 consists of the software implementation for Marketplace distribution and floral order processing. Phase 3 consists of the software implementation for accounts receivable, credit card processing and directory publications. As of March 31, 1999, phase 1 has been tested and implemented. Phase 2 was also tested and implemented as of April 5, 1999. The Company expects phase 3 of the project to be tested and implemented by August 1999. This new software package will allow the Company to improve its execution and efficiency in recording financial and operational information in addition to providing a solution to the Year 2000 issue with respect to the Company's IT computer systems.

         As part of the Company's Year 2000 compliance efforts, the Company's plan includes contacting customers and third parties whose business interruption could have a significant impact on FTD's business. The Company has not completed its assessment of the Year 2000 issue as it relates to these customers and third party vendors and suppliers. However, it should be noted that the Company has over 20,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company has begun contacting key third parties in order to secure appropriate representation of Year 2000 compliance and to address the compatibility of systems. These vendors and suppliers include financial institutions and communication and transportation providers with whom the Company does business. The Company obtains its merchandise for resale and supplies for operational purposes from a variety of vendors located both within and outside the United States, of which no one vendor or supplier is of significant dependence to the Company's merchandise and supply purchases. As of March 31, 1999, the Company has received appropriate representation of Year 2000 compliance from 44% of the vendors and suppliers contacted and does not have any reason to believe the remaining vendors and suppliers contacted will suffer a business interruption as a result of the Year 2000 issue. In the event that a vendor or supplier is not able to supply the Company with the appropriate representation of Year 2000 compliance, the Company will establish alternative sources or strategies.

         As it relates to customers, the Company has included in its Year 2000 compliance efforts FTD products such as Mercury 2000, 3000 and 4000 terminals, Mercury Interface Boxes, Mercury Wings and Advantage (Solaris and SCO) computer systems. The Company is well along in its efforts to test these systems and to remedy them, if necessary. The Company believes, based on testing to date, that the Mercury 2000, 3000 and 4000 terminals, as well as the Mercury Interface Boxes and Mercury Wings are already Year 2000 compliant. The Advantage (Solaris and SCO) systems are in testing and necessary changes are expected to be in release 7.0, which is scheduled to be available in May, 1999.

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

         During the implementation of the new enterprise software package, the Company will incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 3 to 9 months is expected to range between $4.0 and $6.0 million of which approximately $1.0 to $3.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use enterprise software. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to be material in terms of the Company's business, financial condition and results of operations. As of March 31, 1999, all scheduled implementation dates have been met, and the Company continues to anticipate the implementation to be completed by August 1999. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit No.                   Description
 -----------                   -----------

    27                      Financial Data Schedule.

(b) Reports on Form 8-K

    FTD did not file any reports on Form 8-K during the three month period ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May, 1999.

                                 FTD CORPORATION

                      By:        /s/ Francis C. Piccirillo
                                ------------------------------------
                                Francis C. Piccirillo
                                 Treasurer
                                 (Principal financial officer and officer duly
                                 authorized to sign on behalf of registrant)

                                  EXHIBIT INDEX

                                                                      Paper (P)
Exhibit                                                                     or
Number                       Description                         Electronic (E)
------                       -----------                         --------------

    27                      Financial Data Schedule                         E