Form 10-K
period 1999-06-30
FTD CORP
filed 1999-09-27
CIK 944537

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                      CLASS A COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Because no established public trading market exists for shares of the Registrant's voting stock, the aggregate market value of voting stock held by non-affiliates of the Registrant cannot be determined.

     As of September 1, 1999, there were outstanding 12,380,270 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 2,948,750 shares of the Registrant's Class B Common Stock, par value $.0005 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive information statement (to be filed pursuant to Regulation 14C) for the 1999 Annual Meeting of Stockholders (the "Information Statement") are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Overview

     FTD Corporation ("FTD Corporation" or the "Registrant") is a Delaware corporation. As used in this Report, the terms "Company" or "FTD" refer to FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc., a Michigan corporation (the "Operating Company"). The Operating Company's wholly owned subsidiaries include Renaissance Greeting Cards, Inc., FTD Canada, Inc. and FTD.COM INC., which was formed in May 1999. All of the operations of FTD are conducted through the Operating Company and its subsidiaries.

     FTD is a direct marketer of flowers and specialty gifts to consumers and a floral services provider composed of approximately 19,000 retail florist shops primarily in the U.S. and Canada and through affiliated or related organizations, approximately 32,000 additional retail florist shops in over 140 other countries. Through FTD, consumers are able to purchase high quality FTD branded products, FTD licensed products, traditional non-branded floral arrangements and specialty gifts.

     FTD promotes a worldwide brand based on the FTD Mercury Man logo. See "-- Marketing and Advertising." A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's Technology products and services business segment, which includes Mercury equipment, Mercury Advantage and Mercury Wings(TM) systems, the Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. In addition to the foregoing, FTD's operations include Marketplace and Other (products supporting the retail floral and specialty gift industries) and the Direct to Consumer business segments (Internet and telephone marketing of flowers and specialty gifts through FTD.COM INC.).

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

     The Operating Company is the successor to a non-profit cooperative association founded by a group of retail florists in the United States in 1910. The Operating Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by FTD Corporation of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among FTD Corporation, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of FTD Corporation. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

     FTD Corporation, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD nor the Operating Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Operating Company and FTD Association entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement") and a Trademark Membership License Agreement, dated December 18, 1994 (the "Trademark Agreement;" both the Mutual Support Agreement and the Trademark Agreement are herein after referred to as the "Association Agreements"), which governed the relationship between the Operating Company and FTD Association. Pursuant to the Association Agreements, among other things: (i) existing and future members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) payments by the Operating Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse are made to FTD Association; and (iv) the Operating Company and FTD

Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to the members of FTD Association.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (through television, radio, magazines, newspaper supplements and high traffic Web sites) generally promotes FTD florists, FTD branded products, 1-800-SEND-FTD and FTD.COM's Internet site www.ftd.com. FTD's direct marketing campaign includes relationships with many companies such as United Airlines, Citibank, and MBNA that have large consumer databases in which FTD utilizes statement inserts to market to these consumers and often offers discounts or frequent flier mileage awards for purchases. FTD has utilized football Hall-of-Famer and actor Merlin Olsen as a spokesman for the majority of the years since 1983. In addition, FTD has an active sponsorship campaign, featuring a float in the annual Tournament of Roses(TM) Parade and sponsorship of the Champions on Ice(TM) professional ice skating tour.

     FTD also coordinates cooperative advertising on a local basis with participating florists. FTD florists are provided with advertising tools such as billboards, paper slicks for print advertising and television tapes to be tagged with individual shop information. In addition, FTD provides FTD florists with customized direct mail pieces, in-shop merchandising materials and the FTD Floral Selections Guide, a counter display catalog featuring FTD products for all occasions.

     FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-branded floral arrangements and specialty gifts which FTD florists or FTD's direct marketing business clear through FTD's Clearinghouse and components of which are Marketplace's FTD-branded hardgoods;
(ii) feature the FTD Mercury Man logo; and (iii) support the FTD florists generally by encouraging consumers to associate FTD professional florists with high-quality floral goods and outstanding customer service.

OPERATIONS

     For each transaction cleared by FTD, FTD's Clearinghouse operations collects the billing information from either the Mercury Network or the florist that fills the order locally (the "Receiving Florist") if the Mercury Network has not been used, and allocates funds among FTD, the florist with whom a customer places the delivery order (the "Sending Florist") and the Receiving Florist. Generally, FTD provides same-day delivery of flowers to customers in the United States if the order is received by 1:00 p.m. in the recipients time zone. Floral orders between FTD florists are transmitted primarily by FTD's Mercury Network. For consumer orders received through 1-800-SEND-FTD and the Internet site www.ftd.com that are not fulfilled by an FTD florist, such as holiday gift baskets, the manufacturer or third party distributor of the specialty gift order sends the specialty gift order to the recipient through an express delivery service such as United Parcel Service or Federal Express. These items typically arrive in one to two days depending on the delivery method chosen.

     FTD was initially formed to encourage flowers-by-wire transactions between member florists. Over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of FTD professional florists and FTD's direct marketing business. Currently, FTD's primary operations include Technology products and services, Marketplace and Other and Direct to Consumer business segments.

     The following table illustrates the percentage of total revenue generated by the Operating Company's major operations as a percentage of total revenue for the three fiscal years ended June 30, 1999, 1998 and 1997:

                                                        1999        1998        1997
                                                        ----        ----        ----
Revenue:
Technology products and services....................     53.6%       55.5%       56.5%
Marketplace and Other...............................     25.1        27.8        29.0
Direct to Consumer..................................     21.3        16.7        14.5
                                                        -----       -----       -----
Total Revenue.......................................    100.0%      100.0%      100.0%
                                                        =====       =====       =====

     Technology products and services. This includes the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings(TM) systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc.

     Mercury equipment, Mercury Advantage systems and Mercury Wings(TM) systems sales includes both the sales and leasing of hardware and software to FTD florists. Mercury equipment includes Mercury 2000, Mercury 3000 and Mercury 4000 terminals as well as the Mercury Interface Box. Mercury Advantage systems include the Advantage Plus computer software, which operates on the Mercury Network, and is customized to fit virtually every aspect of successful floral shop management. The Advantage Plus software package provides florists with a comprehensive range of payroll and accounting functions for the retail florist. During fiscal 1999, FTD released the latest of its technology ventures, Mercury Wings(TM), which is the first Windows-based system developed for FTD florists and has automated features for easy order processing, greater productivity and quick access to important business information.

     The Mercury Network is a proprietary telecommunications network linking together FTD and approximately 75 percent of the FTD florists. These florists who are linked by the Mercury Network are able to transmit orders cleared through FTD or through competing clearinghouses and are also able to send each other messages.

     FTD's Clearinghouse provides billing and collection services to both the sending and receiving florists in flowers-by-wire transactions. In fiscal 1999, FTD cleared floral orders aggregating approximately $469 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining 7% of the sales price of orders sent through the Clearinghouse. The remaining 93% is allocated as follows: 20% to the Sending Florist and 73% to the Receiving Florist. Revenue is also generated from the monthly access fee charged to members. In addition, FTD Corporation through the Operating Company pays FTD Association an amount equal to one-eighth of one percent (.125%) of the value of every floral order that is cleared or otherwise processed through FTD's Clearinghouse. See "The Acquisition and Relationship with FTD Association."

     Flowers After Hours is a call forwarding service whereby FTD receives orders for participating florists when that florists' shop is closed or otherwise unavailable. FTD receives a fee for each transaction processed.

     FTD's Publications business consists of FTD's Directory & Toll Free Listings ("FTD Directory") which is a directory of all current FTD florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults the FTD Directory to identify a Receiving Florist. The FTD Directory is published quarterly on CD ROM as well as in a paper book format. Publications also includes revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online through FTD.COM's Internet site www.ftd.com.

     Credit Card processing is a service offered to participating florists whereby FTD pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than the FTD florists could secure individually.

     Interflora, Inc. is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists which enables florists to transmit and receive orders outside North America.

     Marketplace and Other. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies including greeting cards and the FTD Floral Selections Guide in addition to other miscellaneous income items. By capitalizing on FTD's sourcing expertise and volume purchases, Marketplace is able to provide florists with a broad selection of products at attractive prices.

     Marketplace also enters into promotional arrangements to design, promote and sell FTD-branded products. To date, FTD has participated in relationships with companies such as The Walt Disney Company, M&M/Mars, Inc., Hickory Farms, Inc., The Vermont Teddy Bear Company and Crabtree & Evelyn, Ltd.

     Renaissance, is included as part of Marketplace revenue and is a wholly owned subsidiary of the Operating Company. Renaissance produces greeting cards for special occasions and holidays for sale to FTD florists and general merchants.

     Direct to Consumer. Direct to Consumer represents revenue derived from our direct marketing business, FTD.COM INC., which is a wholly owned subsidiary of the Operating Company. FTD.COM INC. is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site. FTD.COM INC.'s revenue includes the sales price of flowers and specialty gifts as well as a service fee charged to the consumer.

SEASONALITY

     FTD generated 20.9%, 25.6%, 27.4% and 26.1% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1999, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1999. FTD's operating income also fluctuates over the course of the fiscal year. In fiscal 1999, FTD experienced increased operating income for the fiscal quarters ending December 31 and March 31 in comparison to the quarters ended September 30 and June 30. This fluctuation is primarily attributable to: (i) increased sales relating to Marketplace and Other in the quarter ended March 31 relating to the shipments of Mother's Day holiday products and (ii) decreased selling, general and administrative costs during the quarter ended December 31 as compared to March 31. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo which appears on the shop window or door of each FTD florist is a registered U.S. trademark which distinguishes FTD's services and products from those offered by others. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Stay in Touch Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet," "Puzzle Fun Bouquet," "Sweet Dreams Bouquet" and "Sweet Expressions Bouquet." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the FTD florists and FTD.COM INC.

COMPETITION

     FTD competes in the extremely fragmented floral services industry against a large number of wholesalers and service providers. FTD's primary competitors are: American Floral Services, Inc. and Teleflora LLC. Both of these competing services offer some products and services which are comparable to those offered by FTD and most FTD florists subscribe to at least one of these competing services. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases. The primary competitors for FTD's direct marketing business, FTD.COM INC., are 1-800-FLOWERS.COM, Inc., Gerald Stevens, Inc. and PC Flowers & Gifts.com Inc. Several other less significant companies operate in the toll free and online services markets.

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

EMPLOYEES

     As of June 30, 1999, FTD employed approximately 465 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.

ITEM 2. PROPERTIES

     FTD's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by FTD and are located in Downers Grove, Illinois. Renaissance Greeting Cards leases office space in Sanford, Maine. FTD uses independent warehouse and distribution facilities in Ohio and Ontario, Canada for product distribution.

ITEM 3. LEGAL PROCEEDINGS

     FTD is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this report pursuant to instruction 3 to Item 401(b) of Regulation S-K:

           NAME               AGE                             EXECUTIVE OFFICERS
           ----               ---                             ------------------
Robert L. Norton..........    52          President
Francis C. Piccirillo.....    49          Treasurer, Secretary
Frederick K. Johnson......    51          Executive Vice President Technology of the Operating
                                          Company, Chief Information Officer of FTD.COM INC.
Timothy M. Rasmussen......    39          Vice President Sales of the Operating Company
Michael Soenen............    29          President and Chief Executive Officer of FTD.COM INC.

     Mr. Norton has been the President of FTD Corporation since January 1997. Mr. Norton is currently the Chief Executive Officer, President and a Director of the Operating Company. Mr. Norton joined the Operating Company in October 1996 as General Manager and became President and Chief Executive Officer in January 1997. From March 1993 until May 1996, Mr. Norton was Vice Chairman and Chief Financial Officer of JoAnn Stores, Inc., a retail chain of fabric and craft stores. Mr. Norton received a B.S. from Cleveland State University in 1973.

     Mr. Piccirillo joined FTD Corporation as Treasurer in August 1997. Mr. Piccirillo also serves as Secretary of FTD Corporation. Mr. Piccirillo is also Vice President and Chief Financial Officer of the

Operating Company. Prior to that time, Mr. Piccirillo was Vice
President/Treasurer of JoAnn Stores, Inc. for more than five years. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and an M.B.A. in 1973 from Gannon University.

     Mr. Johnson joined the Operating Company as Executive Vice President Technology in July 1997. Prior to that time, Mr. Johnson was Senior Vice President MIS for JoAnn Stores, Inc. for more than five years. Mr. Johnson is also Chief Information Officer of FTD.COM INC. Mr. Johnson received a B.S. in engineering from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

     Mr. Rasmussen joined the Operating Company as Vice President Sales in October 1998. Mr. Rasmussen was Vice President Sales for American Floral Services, Inc., a floral services provider, from October 1995 to October 1998. Prior to that time, Mr. Rasmussen was a regional sales manager for Scott Paper Company for more than five years. Mr. Rasmussen received a B.S. from Northeastern University in 1983.

     Mr. Soenen is the President and Chief Executive Officer and a Director of FTD.COM INC. He was Vice President-Marketing of the Operating Company prior to joining FTD.COM INC. in May 1999. From January 1997 until August 1998, he was a Director of Sales Promotion for the Operating Company. Mr. Soenen was an associate at Perry Corp., a private money management firm, from August 1996 to December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers Inc, an investment banking firm.

     Executive officers are selected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for FTD Corporation's common equity. As of September 1, 1999, there were approximately 2,000 holders of Class A Common Stock, par value $.01 per share, of FTD Corporation, and four holders of Class B Common Stock, par value $.0005 per share, of FTD Corporation.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data of the Old Association for the period from July 1, 1994 to December 18, 1994, and of FTD for the period December 19, 1994 to June 30, 1995 and the fiscal years ended June 30, 1996, 1997, 1998 and 1999. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 were derived from the audited consolidated financial statements of the Old Association. The selected historical statement of operating data for the period from December 19, 1994 to June 30, 1995, and for the years ended June 30, 1996, 1997, 1998 and 1999 and the balance sheet data as of June 30, 1995, 1996, 1997, 1998 and 1999 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with
Item 7 "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of FTD for the years ended June 30, 1997, 1998 and 1999, including the notes thereto, appearing elsewhere in this Form 10-K.

                                                                                                      OLD
                                                CONSOLIDATED FTD CORPORATION                      ASSOCIATION
                                -------------------------------------------------------------    -------------
                                                                                DECEMBER 19,        JULY 1,
                                                                                    1994             1994
                                            YEAR ENDED JUNE 30,                    THROUGH          THROUGH
                                --------------------------------------------      JUNE 30,       DECEMBER 18,
                                  1999        1998        1997        1996          1995             1994
                                  ----        ----        ----        ----      ------------     ------------
                                         (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS
  DATA:
  Total revenue.............    $213,433    $183,578    $181,120    $179,150      $ 96,572         $ 75,342
  Cost of goods sold and
     services provided......      95,399      86,649      87,133      87,302        59,368           49,489
  Selling, general and
     administrative.........     107,290      84,615      82,566      88,355        29,992           28,313
                                --------    --------    --------    --------      --------         --------
  Income (loss) from
     operations.............      10,744      12,314      11,421       3,493         7,282           (2,460)
  Other expense, net........       6,699       9,115      12,752      12,067         5,827               77
  Income taxes
     (benefit)(1)...........       3,192       2,102         416      (1,813)        1,021               35
  Minority interest(2)......          --          (1)        (14)        (33)            8               --
                                --------    --------    --------    --------      --------         --------
Net income (loss) before
  extraordinary item........    $    853    $  1,098    $ (1,733)   $ (6,728)     $    426         $ (2,572)
                                ========    ========    ========    ========      ========         ========
Extraordinary item(3):
  Loss on extinguishment of
     debt (net of income tax
     benefit)...............      (3,714)       (835)         --          --            --               --
                                --------    --------    --------    --------      --------         --------
Net income (loss)...........    $ (2,861)   $    263    $ (1,733)   $ (6,728)     $    426         $ (2,572)
                                ========    ========    ========    ========      ========         ========
Earnings (loss) per share(4)
  Basic and diluted before
     extraordinary item.....    $   0.05    $   0.07    $  (0.11)   $  (0.50)     $   0.03         $     --
  Extraordinary item........    $  (0.24)   $  (0.05)   $     --          --            --         $     --
  Basic and diluted.........    $  (0.19)   $   0.02    $  (0.11)   $  (0.50)     $   0.03         $     --
OTHER DATA:
  Depreciation and
     amortization...........    $  7,338    $  9,570    $ 15,606    $ 14,231      $  6,525         $  4,911
  Capital expenditures,
     net....................       8,970       1,942       2,614       4,950         3,082            1,413
  Ratio of earnings to fixed
     charges(5).............         1.6X        1.4X         --          --           1.2X              --
BALANCE SHEET DATA:
  (at end of period)
  Working capital
     (deficit)..............    $ (8,285)   $ (4,148)   $  5,339    $  2,718      $  6,546         $     --
  Total assets..............     144,697     154,486     181,724     196,082       203,864               --
  Long-term debt, including
     current portion........      51,750      58,130      82,400      96,277       100,757               --
  Total equity..............    $ 23,778    $ 27,924    $ 27,172    $ 29,140      $ 35,080         $     --

-------------------------
During fiscal 1999, the Company made significant changes in the classification of accounts amongst revenue, costs of goods sold and services provided and selling, general and administrative expenses. These amounts in 1998, 1997 and 1996 have been reclassified to conform to the current year presentation.

(1) Taxes on income for the period from July 1, 1994 through December 18, 1994 was generally applicable to the Old Association's Canadian operations. During this period, the Old Association conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period from

    December 19, 1994 through June 30, 1995 and for the fiscal years ended June 30, 1996, 1997, 1998 and 1999 relate to operations after the conversion from a cooperative association to a for-profit corporation.

(2) Represents FTD's interest in Renaissance. In fiscal 1998, the remaining minority interest was purchased for cash by FTD.

(3) In November 1997, FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. As a result of entering into the new credit agreement, unamortized deferred financing costs associated with the then existing debt were expensed net of the related income tax benefit of $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million. In December 1998, the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"). The reacquisition price totaled $64.2 million and consisted of the $60.0 million principal on the Notes and a $4.2 million pre-payment penalty premium. As a result of the reacquisition of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December, 1998. Accordingly, the loss on the reacquisition of the Notes totaled $7.1 million. The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, for a tax-effected loss on reacquisition of the Notes of $3.7 million. See Note 4 to the consolidated financial statements.

(4) The Old Association was a member-owned non-profit cooperative association and accordingly, no stock was issued.

(5) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and other expenses. Fixed charges consists of other expenses, net which primarily consists of net interest expense. Earnings for the period from July 1, 1994 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the years ended June 30, 1996 and 1997 were insufficient to cover fixed charges by $8,574 and $1,331, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties, and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables, the Company's ability to address internal and external Year 2000 issues and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by FTD's major operations and summarizes FTD's historical results of operations for the three fiscal years ended June 30, 1999, 1998 and 1997:

                                                                    YEAR ENDED JUNE 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
REVENUE:
Technology products and services............................  $114,336   $101,912   $102,283
Marketplace and Other.......................................    53,627     51,003     52,582
Direct to Consumer..........................................    45,470     30,663     26,255
                                                              --------   --------   --------
     Total revenue..........................................   213,433    183,578    181,120
                                                              --------   --------   --------
Cost of goods sold and services provided....................    95,399     86,649     87,133
Selling, general and administrative expenses................   107,290     84,615     82,566
                                                              --------   --------   --------
Income from operations......................................    10,744     12,314     11,421
                                                              --------   --------   --------
Other expenses, net.........................................    (6,699)    (9,115)   (12,752)
                                                              --------   --------   --------
Income (loss) before income tax expense, minority interest
  and extraordinary item....................................     4,045      3,199     (1,331)
Income tax expense..........................................     3,192      2,102        416
Minority interest in loss of subsidiary.....................        --         (1)       (14)
                                                              --------   --------   --------
Net income (loss) before extraordinary item.................       853      1,098     (1,733)
                                                              --------   --------   --------
Extraordinary item
Loss on early extinguishment of debt (net of income tax
  benefit)..................................................    (3,714)      (835)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $ (2,861)  $    263   $ (1,733)
                                                              ========   ========   ========

-------------------------
During fiscal 1999, the Company made significant changes in the classification of accounts amongst revenue, costs of goods sold and services provided and selling, general and administrative expenses. These amounts in 1998 and 1997 have been reclassified to conform to the current year presentation.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1999 compared with the year ended June 30, 1998.

     Total revenue increased by $29.8 million, or 16.2%, to $213.4 million for the year ended June 30, 1999 compared to $183.6 million for the year ended June 30, 1998. The increase in revenue was the result of the following increases in the Company's business segments.

     Technology products and services segment revenue increased by $12.4 million, or 12.2%, to $114.3 million for the year ended June 30, 1999, compared to $101.9 million for the year ended June 30, 1998. This increase is primarily due to increases in Clearinghouse, Mercury Advantage and Mercury Wings(TM) systems sales, Publications and Credit Cards. The increase relating to Clearinghouse is primarily attributable to the increase in the monthly access fee charged to florists. The increase in revenue relating to Mercury Advantage and Mercury Wings(TM) is due to an increase in the number of systems sold from the prior year. The increase in Publications is primarily attributable to an increase in listings and extra advertisements in the FTD directory in comparison to the prior year. The increase in revenue attributable to credit cards is due to the increase in the commissions fee for bankcard processing.

     Marketplace and Other segment revenue increased by $2.6 million, or 5.1%, to $53.6 million for the year ended June 30, 1999, compared to $51.0 million for the year ended June 30, 1998. The increase from the prior year is primarily a result of an increase in revenue from the sale of the newly published Floral Selections Guide ("FSG"), a counter display catalog featuring FTD products for all occasions, to all FTD florists in addition to an increase in the sale of Marketplace products and Renaissance Greeting Cards.

     Direct to Consumer segment revenue increased by $14.8 million, or 48.2%, to $45.5 million for the year ended June 30, 1999, compared to $30.7 million for the year ended June 30, 1998. The increase in revenue from the prior year was primarily attributable to a significant increase in the number of orders placed by consumers through the www.ftd.com Internet site.

     Costs of goods sold and services provided associated with Technology products and services decreased $0.4 million, or 1.7%, to $23.0 million for the year ended June 30, 1999, compared to $23.4 million for the year ended June 30, 1998. This decrease is primarily due to a decrease in depreciation expense associated with equipment which was fully depreciated as of December 31, 1997, offset in part by increased costs associated with increased sales of Mercury Advantage and Mercury Wings(TM) systems.

     Costs of goods sold and services provided associated with Marketplace and Other increased $0.3 million, or 0.8%, to $36.9 million for the year ended June 30, 1999, compared to $36.6 million for the year ended June 30, 1998. This increase is primarily associated with the increase in the production costs associated with the new FSG in addition to the increase in costs associated with the increase in sales of Marketplace products.

     Costs of goods sold and services provided associated with Direct to Consumer increased $8.7 million, or 32.6%, to $35.4 million for the year ended June 30, 1999, compared to $26.7 million for the year ended June 30, 1998. This increase is primarily due to increased processing and fulfillment costs associated with the increase in consumer orders placed through the www.ftd.com Internet site.

     Selling, general and administrative expenses increased $22.7 million, or 26.8%, to $107.3 million for the year ended June 30, 1999 from $84.6 million for the year ended June 30, 1998. This is primarily due to FTD's increased costs associated with the FTD(R) Dollars and Scents(TM) cash rebate program (a program under which rebates are paid to florists based on order volume), national advertising, public relations, and other general and administrative expenses.

     Net interest expense for the year ended June 30, 1999 was $6.3 million as compared to $9.5 million for the year ended June 30, 1998. The decrease of $3.2 million resulted from lower average debt outstanding as well as lower interest rates for the year ended June 30, 1999. See "-- Liquidity and Capital Resources."

     Income taxes on income from continuing operations for the year ended June 30, 1999, reflect an expense of $3.2 million compared to an expense of $2.1 million for the year ended June 30, 1998. This increase is due to the increase in taxable income.

     As a result of the factors described above, a net profit before extraordinary item of $0.9 million was achieved for the year ended June 30, 1999, a decrease of $0.2 million from a net profit before extraordinary item of $1.1 for the year ended June 30, 1998.

     In December 1998, FTD repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"). A pre-payment penalty premium of $4.2 million as well as $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December 1998. The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, resulting in a tax effected loss on the reacquisition of the Notes of $3.7 million which is shown as an extraordinary item in the consolidated statements of operations and comprehensive income.

     Net loss after the extraordinary item was $2.9 million, a decrease of $3.2 million from a net profit after extraordinary item of $0.3 million for the year ended June 30, 1998.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1998, compared with the year ended June 30, 1997.

     Total revenue increased by $2.5 million, or 1.4%, to $183.6 million for the year ended June 30, 1998, compared to $181.1 million for the year ended June 30, 1997. The increase in revenue is primarily attributable to an increase in the Direct to Consumer segment revenue partially offset by decreases in Technology products and services and Marketplace and Other segment revenues.

     Technology products and services segment revenue decreased by $0.4 million, or 0.4%, to $101.9 million for the year ended June 30, 1998, compared to $102.3 million for the year ended June 30, 1997. This decrease is primarily due to decreases in the number of Mercury Advantage systems sold, a decrease in rental revenues associated with Mercury equipment and a decrease in mercury transmissions revenue relating to the Mercury Network partially offset by increases in Clearinghouse associated with the monthly fee increase and an increase in order and subscription revenue relating to Flowers After Hours.

     Marketplace and Other segment revenue decreased by $1.6 million, or 3.0%, to $51.0 million for the year ended June 30, 1998, compared to $52.6 million for the year ended June 30, 1997. The decrease from the prior year was the net result of lower sales volume of holiday products offset in part by an increase in revenue relating to Renaissance Greeting Cards as a result of the increase in the number of retail outlets in which Renaissance Greeting Cards were sold and the increase relating to the ratable revenue recognition of the previous two-year FSG.

     Direct to Consumer segment revenue increased by $4.4 million, or 16.7%, to $30.7 million for the year ended June 30, 1998, compared to $26.3 million for the year ended June 30, 1997. The increase from the prior year is primarily the result of an increase in consumer orders placed through the www.ftd.com Internet site.

     Costs of goods sold and services provided associated with Technology products and services decreased $4.8 million, or 17.0%, to $23.4 million for the year ended June 30, 1998, compared to $28.2 million for the year ended June 30, 1997. This decrease is primarily due to decreased costs associated with fully depreciated Mercury equipment as of December 31, 1997, and decreased Publications costs relating to the FTD Directory being published on a quarterly basis in fiscal 1998 versus five times per year in fiscal 1997.

     Costs of goods sold and services provided associated with Marketplace and Other increased $0.6 million, or 1.7%, to $36.6 million for the year ended June 30, 1998, compared to $36.0 million for the year ended June 30, 1997. This increase is primarily due to increased costs associated with the Marketplace branded product line due to higher vendor costs and increased costs associated with the ratable cost recognition of the previous two-year FSG as well as the increase in costs associated with the increase in Renaissance Greeting Cards sales.

     Costs of goods sold and services provided associated with Direct to Consumer increased $3.8 million, or 16.6%, to $26.7 million for the year ended June 30, 1998, compared to $22.9 million for the year ended June 30, 1997. This increase is primarily due to increased costs associated with processing and fulfillment services which is due to increased order volume through Internet sales.

     Selling, general and administrative expenses increased $2.0 million, or 2.4%, to $84.6 million for the year ended June 30, 1998, from $82.6 million for the year ended June 30, 1997. This is primarily due to FTD's increased costs associated with customer incentive programs and marketing expenses relating to Internet advertising.

     Net interest expense for the years ended June 30, 1998 and 1997 was $9.5 million and $11.3 million, respectively. The decrease of $1.8 million was attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November 1997.

     Income taxes on income from continuing operations for the year ended June 30, 1998, reflect an expense of $2.1 million compared to an expense of $0.4 million in the prior year. This increase is due to the increase in taxable income.

     Net profit before extraordinary item of $1.1 million was achieved for the year ended June 30, 1998, an improvement of $2.8 million from a net loss of $1.7 million for the year ended June 30, 1997 as a result of the factors previously discussed.

     In November 1997, FTD entered into a new credit agreement which resulted in $1.3 million of unamortized deferred financing costs associated with the then existing debt to be expensed. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, resulting in a tax effected loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the consolidated condensed statements of operations and comprehensive income.

     Net profit after the extraordinary item was $0.3 million, an improvement of $2.0 million from a net loss of $1.7 million for the year ended June 30, 1997.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE
DATA):

                                                             FIRST     SECOND      THIRD     FOURTH
                      FISCAL 1999                           QUARTER    QUARTER    QUARTER    QUARTER
                      -----------                           -------    -------    -------    -------
Net revenue.............................................    $44,593    $54,543    $58,493    $55,804
Income from operations..................................        539      5,028      2,895      2,282
Extraordinary Item......................................         --     (3,714)        --         --
Net income (loss).......................................       (845)    (2,078)       969       (907)
Basic and diluted earnings (loss) per share*:
Net earnings (loss) per share before extraordinary
  item..................................................    $ (0.05)   $  0.11    $  0.06    $ (0.07)
Extraordinary item......................................    $  0.00    $ (0.24)   $  0.00    $  0.00
Basic & diluted earnings (loss) per share...............    $ (0.05)   $ (0.13)   $  0.06    $ (0.07)

                                                             FIRST     SECOND      THIRD     FOURTH
                      FISCAL 1998                           QUARTER    QUARTER    QUARTER    QUARTER
                      -----------                           -------    -------    -------    -------
Net revenue.............................................    $38,016    $48,624    $48,274    $48,664
Income from operations..................................      3,314        574      2,552      5,874
Extraordinary item......................................         --       (835)        --         --
Net income (loss).......................................        180     (2,143)       (45)     2,271
Basic & diluted earnings (loss) per share*:
Net earnings (loss) per share before extraordinary
  item..................................................    $  0.01    $ (0.09)   $ (0.00)   $  0.15
Extraordinary item......................................       0.00      (0.05)      0.00       0.00
Basic & diluted earnings (loss) per share...............    $  0.01    $ (0.14)   $ (0.00)   $  0.15

-------------------------
* Basic and diluted earnings (loss) per share is shown as one amount due to the immaterial effect of dilutive common stock equivalents in the calculation of diluted earnings (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES

     Interest payments under the Company's $100 million Credit Agreement dated November 20, 1997, (the "Bank Credit Facilities"), represents the most significant component of liquidity. The Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs.

     On December 15, 1998, the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933. The reacquisition price totaled $64.2 million and consisted of the $60.0 million principle on the Notes, and a $4.2 million pre-payment penalty premium. The funds for the reacquisition of the Notes consisted of $50.0 million from the Multiple Draw Term Loan Facility, $12.0 million from the Revolving Credit Facility and $2.2 million from cash on hand. As of June 30, 1999, $47.5 million is outstanding under the Multiple Draw Term Loan Facility and is scheduled to be permanently reduced, over a period of eighteen consecutive unequal quarterly installments continuing thereafter until the termination date of December 31, 2003, through the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003.

     As of June 30, 1999, the Company is in compliance with the covenants of their debt agreements.

     In addition to its debt service obligations, FTD's remaining liquidity demands are primarily capital expenditures, Year 2000 compliance costs and working capital needs. In the fiscal years ended June 30, 1999 and 1998, FTD's net capital expenditures were $9.0 million and $1.9 million, respectively, of which $3.7 and $1.4 million respectively, were for depreciable fixed assets such as furniture and equipment and $5.3 million and $0.5 million, respectively were for amortizable intangibles such as costs relating to the development and implementation of a new software package and Mercury Wings(TM) computer software. FTD's expected capital expenditures for fiscal 2000 are estimated to be in the range of $5.0 to $7.0 million and will primarily be used for continued implementation of the new software package and information technology purchases.

     The Company believes, based on current circumstances, that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities.

     For the fiscal year ended June 30, 1999, FTD experienced a decrease in cash and cash equivalents of $11.1 million as compared to a decrease in cash and cash equivalents of $14.7 million for the fiscal year ended June 30, 1998. These decreases in cash and cash equivalents are in part a result of the Company's philosophy of maintaining a minimal cash balance in an effort to effectively use any excess cash to reduce outstanding debt.

     Cash used in operating activities was $2.9 million for the year ended June 30, 1999 compared to cash provided by operating activities of $13.0 million for the year ended June 30, 1998. Contributing to the increase in cash used in operating activities was the decrease in the balance of accrued customer incentive programs and the increase in the balance of prepaid expenses in comparison to the fiscal year ended June 30, 1998.

     Cash provided by investing activities was $0.03 million for the year ended June 30, 1999, compared to cash used in investing activities of $2.0 million for the year ended June 30, 1998. In fiscal 1999, the cash provided by investing activities primarily consisted of the proceeds from the issuance by FTD.COM of its Series A 8% Redeemable Convertible preferred stock which was partially offset by furniture and equipment purchases as well as the acquisition of components relating to the new software package and Mercury Wings(TM) systems.

     Cash used in financing activities was $8.3 million for the year ended June 30, 1999, compared to cash used in financing activities of $25.6 million for the year ended June 30, 1998. The decrease in cash used in financing activities was primarily the result of an increase in net payments of long-term debt in comparison to the previous year ended June 30, 1998.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of its computer systems and has identified information technology systems ("IT") as well as non-IT systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue is believed to affect virtually all companies and organizations which would include the Company as well as systems and applications of the Company's vendors or customers. The Company has identified certain IT systems, such as those internal systems that reside on the mainframe, which are considered "mission critical" and has developed a plan for converting these computer systems for Year 2000 compliance.

     FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's IT system requirements. FTD is currently in the implementation and training process for this new software package. There are three phases to the software implementation process. Phase 1 consists of the software implementation for the general ledger and accounts payable systems. Phase 2 consists of the software implementation for Marketplace distribution, floral order processing and accounts receivable. Phase 3 consists of the software implementation for credit card processing and directory publications. As of June 30, 1999, phase 1 has been completed and tested. The implementation component of Phase 2 has been completed, and the Company expects Phase 2 to be tested by September 30, 1999. The Company expects Phase 3 of the project to be completed and tested by October 31, 1999. This new software package will allow the Company to improve its execution and efficiency in recording financial and operational information in addition to providing a solution to the Year 2000 issue with respect to the Company's IT computer systems.

     As part of the Company's Year 2000 compliance efforts, the Company's plan includes contacting customers and third parties whose business interruption could have a significant impact on FTD's business. The Company has not completed its assessment of the Year 2000 issue as it relates to these customers and third party vendors and suppliers. However, it should be noted that the Company has over 19,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company has contacted the majority of key third parties in order to secure appropriate representation of Year 2000 compliance and to address the compatibility of systems. These vendors and suppliers include financial institutions and communication and transportation providers with whom the Company does business. The Company obtains its merchandise for resale and supplies for operational purposes from a variety of vendors located both within and outside the United States, of which no individual vendor or supplier is of significant dependence to the Company's merchandise and supply purchases. As of June 30, 1999, the Company has received appropriate representation of Year 2000 compliance from approximately 44% of the vendors and suppliers contacted and does not have any reason to believe the remaining vendors and suppliers contacted will suffer a business interruption as a result of the Year 2000 issue. In the event that a vendor or supplier is not able to supply the Company with the appropriate representation of Year 2000 compliance, the Company will establish alternative sources or strategies.

     As it relates to customers, the Company has included in its Year 2000 compliance efforts FTD products such as Mercury 2000, 3000 and 4000 terminals, Mercury Interface Boxes, Mercury Wings and Mercury Advantage (Solaris and SCO) computer systems. The Company is well along in its efforts to test these systems and to remedy them, if necessary. The Company believes, based on testing to date, that the Mercury 2000, 3000 and 4000 terminals, as well as the Mercury Interface Boxes and Mercury Wings are already Year 2000 compliant. The Mercury Advantage (Solaris and SCO) systems are in testing and necessary changes are included in release 7.0, which became available in July 1999. In the event that appropriate Year 2000 readiness is not achieved for a service or product identified by FTD as Year 2000 compliant, the Company will use commercially reasonable efforts to repair the affected portion of the service or product.

     The Company has undertaken a review of its non-IT systems which rely on embedded computer technology and consist primarily of those systems relating to the building and facilities. As of June 30, 1999, the Company has received appropriate Year 2000 representation from the suppliers of such systems and, at this time, the Company believes these systems will not have a material effect on the operations of the Company.

     During the implementation of the new enterprise software package, the Company has incurred and will continue to incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 3 to 6 months is expected to range between $2.0 and $4.0 million of which approximately $1.0 to $3.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use enterprise software. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to be material in terms of the Company's business, financial condition and results of operations. As of June 30, 1999, all scheduled implementation dates have been met, and the Company continues to anticipate the implementation to be completed by October 31, 1999. The Company intends to develop by October 31, 1999 and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk which primarily includes interest rate risk. The Company's policy is to enter into certain derivative instruments in an effort to hedge its underlying economic exposure and to manage these instruments with the objective to reduce its exposure to changes in interest rates. The Company currently does not use derivative instruments for trading purposes.

     The Company's exposure to interest rate risk is primarily a result of borrowings under the Bank Credit Facilities, which are subject to interest rates ranging from 6.5% to 7.0% at June 30, 1999. On December 15, 1998, the Company entered into an interest rate swap agreement for a notional amount of $23.8 million at a fixed rate of 5.74% plus a variable spread until December 31, 1999 in order to limit its exposure to interest rate fluctuations. At June 30, 1999, the variable spread was 1.5%.

     The Company believes that its exposure to interest rate fluctuations will also be limited due to the Company's philosophy of maintaining a minimal cash balance in an effort to effectively use any excess cash flows to reduce outstanding debt. The Company believes that the continued decrease in the balance of outstanding debt in addition to the terms of the interest rate swap agreement are sufficient precautions to limit the Company's exposure to changing interest rates.

     At June 30, 1999, $51.8 million of debt was outstanding under the Bank Credit Facilities. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap at June 30, 1999 was a loss of approximately $250 thousand and was calculated based on future quarterly interest payments using the interest rate effective at June 30, 1999. At June 30, 1999, a 100 basis point decrease in interest rates would result in an approximate loss of $584 thousand on the interest rate swap agreement.

     A portion of the Company's outstanding variable rate debt which totaled $28.0 million as of June 30, 1999, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR as of June 30, 1999 would result in an increase of $280 thousand to the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the financial statements.

     The Company will continue to monitor changing economic conditions and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

     The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the consolidated statements of operations and did not have a material effect on other comprehensive income for the years ended June 30, 1999, 1998 and 1997. The Company does not expect to be materially effected by foreign currency exchange rate fluctuations in the future based on historical foreign currency exchange rate fluctuations. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is hereby incorporated herein by reference to the section "Election of Directors" to be contained in the Company's Information Statement. See also Item 4-A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Management -- Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Fiscal Year -- End Option Values" and "Director Compensation for the Last Fiscal Year" to be contained in the Company's Information Statement. The sections, "Board of Directors Report on Executive Compensation" and "Stockholder Return Comparison," in the Company's Information Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the sections "Security Ownership of Certain Beneficial Owners and Management" and "Principal Stockholders" to be contained in the Company's Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section "Relationship with Affiliates" to be contained in the Company's Information Statement.

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

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1999.

(C) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     See accompanying Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FTD CORPORATION

                                          By:     /s/ ROBERT L. NORTON
                                            ------------------------------------
                                            Name: Robert L. Norton
                                            Title: President
                                            Date: September 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----

           /s/ RICHARD C. PERRY               Chairman of the Board and Director      September 27, 1999
------------------------------------------
             Richard C. Perry

           /s/ ROBERT L. NORTON               President (Principal Executive          September 27, 1999
------------------------------------------    Officer)
             Robert L. Norton

        /s/ FRANCIS C. PICCIRILLO             Treasurer (Principal Accounting and     September 27, 1999
------------------------------------------    Financial Officer) and Secretary
          Francis C. Piccirillo

            /s/ VERONICA K. HO                Director                                September 27, 1999
------------------------------------------
              Veronica K. Ho

          /s/ GARY K. SILBERBERG              Director                                September 27, 1999
------------------------------------------
            Gary K. Silberberg

           /s/ GEOFFREY REHNERT               Director                                September 27, 1999
------------------------------------------
             Geoffrey Rehnert

             /s/ HABIB GORGI                  Director                                September 27, 1999
------------------------------------------
               Habib Gorgi

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of June 30, 1999 and 1998....    F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended June 30, 1999, 1998 and 1997...    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1999, 1998 and 1997..................    F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 1998 and 1997..............................    F-6
Notes to Consolidated Financial Statements as of June 30,
  1999 and 1998.............................................    F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................    F-25
Schedule II -- Valuation and Qualifying Accounts............    F-26

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FTD Corporation:

     We have audited the accompanying consolidated balance sheets of FTD Corporation (the Company), as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTD Corporation as of June 30, 1999 and 1998, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

KPMG LLP



Chicago, Illinois
August 17, 1999

                                FTD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 AND 1998

                                                                1999       1998
                                                                ----       ----
                                                                (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  2,468   $ 13,615
Accounts receivable, less allowance for doubtful accounts of
  $1,681 at June 30, 1999 and $1,854 at June 30, 1998.......    22,813     24,104
Inventories, net............................................    13,641     13,261
Deferred income taxes.......................................     3,045      5,216
Prepaid expenses............................................     4,088        857
                                                              --------   --------
    Total current assets....................................    46,055     57,053
PROPERTY AND EQUIPMENT:
Land and improvements.......................................     1,600      1,600
Building and improvements...................................     8,549      7,996
Mercury consoles............................................    21,862     21,835
Furniture and equipment.....................................    17,477     14,370
                                                              --------   --------
    Total...................................................    49,488     45,801
Less accumulated depreciation...............................    33,504     30,108
                                                              --------   --------
Property and equipment, net.................................    15,984     15,693
OTHER ASSETS:
Deferred financing costs, less accumulated amortization of
  $445 at June 30, 1999 and $4,861 at June 30, 1998.........     1,059      2,711
Deferred income taxes.......................................     1,440         --
Other noncurrent assets.....................................     8,429      4,244
Goodwill and other intangibles, less accumulated
  amortization of $13,654 at June 30, 1999 and $10,599 at
  June 30, 1998.............................................    71,730     74,785
                                                              --------   --------
    Total other assets......................................    82,658     81,740
                                                              --------   --------
    Total assets............................................  $144,697   $154,486
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 32,425   $ 29,863
Accrued customer incentive programs.........................     6,173     14,047
Customer deposits...........................................     9,578      9,962
Unearned income.............................................       663        603
Other accrued liabilities...................................     5,501      6,726
                                                              --------   --------
    Total current liabilities...............................    54,340     61,201
Long-term debt..............................................    51,750     58,130
Post-retirement benefits, less current portion..............     5,345      5,572
Accrued pension obligations, less current portion...........       410        497
Deferred income taxes.......................................        --      1,162
Preferred stockholders' equity in a subsidiary company
  Series A 8% Cumulative Redeemable Convertible Preferred
  Stock, $.01 par value; 90,000 shares issued and
  outstanding at June 30, 1999..............................     9,074         --
STOCKHOLDERS' EQUITY:
Preferred stock $0.01 par value, 1,000,000 shares
  authorized, no shares issued..............................        --         --
Common stock:
  Class A, $0.01 par value, 30,000,000 shares authorized;
    12,598,227 shares issued and 12,380,270 shares
    outstanding at June 30, 1999; 12,613,727 shares issued
    and 12,395,719 outstanding at June 30, 1998.............       123        126
  Class B, $0.0005 par value, 3,000,000 shares authorized;
    3,000,000 shares issued and 2,948,750 shares outstanding
    at June 30, 1999; 3,000,000 shares issued and
    outstanding at June 30, 1998............................         2          2
Paid-in capital.............................................    37,018     36,741
Accumulated deficit.........................................   (10,648)    (7,713)
Accumulated other comprehensive income......................       (96)       (99)
Unamortized restricted stock................................      (913)      (511)
Treasury stock..............................................    (1,708)      (622)
                                                              --------   --------
    Total stockholders' equity..............................    23,778     27,924
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $144,697   $154,486
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
REVENUES:
  Technology products and services..........................    $114,336    $101,912    $102,283
  Marketplace and Other.....................................      53,627      51,003      52,582
  Direct to Consumer........................................      45,470      30,663      26,255
                                                                --------    --------    --------
     Total revenues.........................................     213,433     183,578     181,120
                                                                --------    --------    --------
COSTS OF GOODS SOLD AND SERVICES PROVIDED:
  Technology products and services..........................      23,038      23,378      28,225
  Marketplace and Other.....................................      36,949      36,588      36,042
  Direct to Consumer........................................      35,412      26,683      22,866
                                                                --------    --------    --------
     Total costs of goods sold and services provided........      95,399      86,649      87,133
                                                                --------    --------    --------
  Selling, general and administrative expenses..............     107,290      84,615      82,566
                                                                --------    --------    --------
     Income from operations.................................      10,744      12,314      11,421
                                                                --------    --------    --------
OTHER INCOME AND EXPENSES:
  Interest income...........................................         619       1,079       1,480
  Interest expense..........................................      (6,890)    (10,582)    (12,789)
  Foreign exchange gain (loss)..............................        (628)        388        (913)
  Loss on sale of Southfield, Michigan facility.............          --          --        (530)
  Other income..............................................         200          --          --
                                                                --------    --------    --------
     Total other income and expenses........................      (6,699)     (9,115)    (12,752)
                                                                --------    --------    --------
     Income (loss) before income tax expense, minority
       interest and extraordinary item......................       4,045       3,199      (1,331)
Income tax expense..........................................       3,192       2,102         416
Minority interest in loss of subsidiary.....................          --          (1)        (14)
                                                                --------    --------    --------
     Net income (loss) before extraordinary item............         853       1,098      (1,733)
                                                                --------    --------    --------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt (net of income tax
     benefit of $3,428 in 1999 and $490 in 1998)............      (3,714)       (835)         --
                                                                --------    --------    --------
     Net income (loss)......................................      (2,861)        263      (1,733)
  Dividends on subsidiary preferred stock...................         (74)         --          --
                                                                --------    --------    --------
     Net income (loss) available for common stockholders....    ($ 2,935)   $    263    ($ 1,733)
                                                                ========    ========    ========
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments..................           3         (62)         (5)
                                                                --------    --------    --------
     Comprehensive income (loss)............................    $ (2,858)   $    201    $ (1,738)
                                                                ========    ========    ========
INCOME (LOSS) PER SHARE:
  Basic and diluted before extraordinary item...............    $   0.05    $   0.07    $  (0.11)
  Extraordinary item........................................       (0.24)      (0.05)       0.00
                                                                --------    --------    --------
  Basic and diluted.........................................    $  (0.19)   $   0.02    $  (0.11)
                                                                ========    ========    ========
  Common shares used in the calculation of basic and diluted
     earnings (loss) per share..............................      15,355      15,358      15,371
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                  1999       1998       1997
                                                                  ----       ----       ----
                                                                        (IN THOUSANDS)
Class A, shares outstanding
  Balance at beginning of year..............................      12,396     12,280     12,403
    1998 Stock Offering.....................................          --         97         --
    Cancellation of common stock............................          (3)        --         --
    Repurchase of common stock..............................         (66)       (79)      (131)
    Sale of common stock to officers........................          53         98          8
                                                                --------    -------    -------
  Balance at end of year....................................      12,380     12,396     12,280
                                                                --------    -------    -------
Class B, shares outstanding
  Balance at beginning of year..............................       3,000      3,000      3,000
    Repurchase of common stock..............................         (51)        --         --
                                                                --------    -------    -------
  Balance at end of year....................................       2,949      3,000      3,000
                                                                --------    -------    -------
Common stock at stated value
  Balance at beginning of year..............................    $    128    $   127    $   127
    Additional common stock issued..........................          --          1         --
    Cancellation of common stock............................          (3)        --         --
                                                                --------    -------    -------
  Balance at end of year....................................    $    125    $   128    $   127
                                                                ========    =======    =======
Paid-in Capital
  Balance at beginning of year..............................    $ 36,741    $35,575    $35,543
    Additional common stock issued..........................          --        593         --
    Cancellation of common stock............................         (26)        --         --
    Sale of common stock to officers........................         303        573         32
                                                                --------    -------    -------
  Balance at end of year....................................    $ 37,018    $36,741    $35,575
                                                                ========    =======    =======
Retained Earnings (Accumulated Deficit)
  Balance at beginning of year..............................    $ (7,713)   $(7,976)   $(6,243)
    Net income (loss).......................................      (2,861)       263     (1,733)
    Dividends Series A preferred stock of subsidiary........         (74)        --         --
                                                                --------    -------    -------
  Balance at end of year....................................    $(10,648)   $(7,713)   $(7,976)
                                                                ========    =======    =======
Accumulated Other Comprehensive Income
  Balance at beginning of year..............................    $    (99)   $   (37)   $   (32)
    Foreign currency translation adjustment.................           3        (62)        (5)
                                                                --------    -------    -------
  Balance at end of year....................................    $    (96)   $   (99)   $   (37)
                                                                ========    =======    =======
Stock Subscription and Notes Receivable
  Balance at beginning of year..............................    $   (511)   $   (32)   $  (128)
    Payment of officer note receivable......................          --         32         --
    Deferred Compensation...................................        (630)      (620)       (32)
    Amortization of deferred compensation...................         228        109         --
    Forgiveness of officers loan............................          --         --        128
                                                                --------    -------    -------
  Balance at end of year....................................    $   (913)   $  (511)   $   (32)
                                                                ========    =======    =======
Treasury Stock
  Balance at beginning of year..............................    $   (622)   $  (485)   $  (127)
    Repurchase of common stock..............................      (1,382)      (252)      (358)
    Sale of common stock to officers........................         296        115         --
                                                                --------    -------    -------
  Balance at end of year....................................    $ (1,708)   $  (622)   $  (485)
                                                                ========    =======    =======
Total Stockholders' Equity..................................    $ 23,778    $27,924    $27,172
                                                                ========    =======    =======

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $ (2,861)   $    263    $ (1,733)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       7,338       9,570      15,606
  Amortization of deferred financing costs and original
    issue discount..........................................       2,323       2,519       1,405
  Provision for doubtful accounts...........................         442         511       1,105
  Deferred income taxes.....................................        (431)      1,423         286
  Post-retirement benefits other than pensions..............        (227)     (1,005)       (586)
  Pension...................................................         (87)       (379)     (2,756)
  Minority interest in loss of subsidiary...................          --          (1)        (14)
  Undistributed (earnings) loss of unconsolidated
    affiliate...............................................           2          (8)        (31)
  Loss on sale or disposal of assets........................          --          --         530
  Increase (decrease) in cash due to change in:
    Accounts receivable.....................................         849         364      (2,004)
    Inventories.............................................        (380)      1,731      (2,524)
    Prepaid expenses........................................      (3,231)      1,177        (316)
    Other noncurrent assets.................................         209      (1,979)         --
    Accounts payable........................................       2,562         626         877
    Accrued customer incentive programs.....................      (7,874)        231         867
    Accrued severance costs.................................        (193)       (678)        (74)
    Other accrued liabilities, unearned income, and customer
      deposits..............................................      (1,356)     (1,382)      1,837
                                                                --------    --------    --------
      Net cash provided by (used in) operating activities...      (2,915)     12,983      12,475
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net...................................      (8,970)     (1,942)     (2,614)
Proceeds from the sale of the Southfield, Michigan
  facility..................................................          --          --       6,224
Proceeds from the issuance of Series A 8% redeemable
  convertible preferred stock by subsidiary.................       9,000          --          --
Purchase of minority interest in Renaissance................          --        (103)         --
                                                                --------    --------    --------
      Net cash provided by (used in) investing activities...          30      (2,045)      3,610
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of revolving credit borrowings.................      62,000      28,546          --
Repayments of long-term debt................................     (69,051)    (54,652)    (14,206)
Issuance of common stock, net of expenses...................        (128)        656          --
Repurchase of common stock, net.............................      (1,086)       (137)       (358)
Payments received from stockholders.........................          --          32         128
                                                                --------    --------    --------
      Net cash used in financing activities.................      (8,265)    (25,555)    (14,436)
                                                                --------    --------    --------
Effect of foreign exchange rate changes on cash.............           3         (62)         (5)
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........     (11,147)    (14,679)      1,644
Cash and cash equivalents at beginning of period............      13,615      28,294      26,650
                                                                --------    --------    --------
Cash and cash equivalents at end of period..................    $  2,468    $ 13,615    $ 28,294
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID
  FOR:
Interest....................................................    $  6,103    $  5,283    $ 11,458
                                                                ========    ========    ========
Income taxes................................................    $    403    $    110    $    237
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                FTD CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

     FTD Corporation ("the Company"), is a supplier of technology products and services including the sale and leasing of hardware and software to florists, floral order clearing and processing, publications and credit card authorization and processing. The Company is also a supplier of non-perishable hardgoods, including greeting cards, and offers marketing support and other services to the retail floral industry. In addition, the Company, through a subsidiary of Florists' Transworld Delivery, Inc., operates the www.ftd.com Web site and the 1-800 SEND-FTD toll free telephone number, both of which provide consumers with the ability to directly order floral and other specialty gift products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company at June 30, 1999, 1998 and 1997 include the accounts of FTD Corporation and its wholly owned subsidiary, Florists' Transworld Delivery, Inc. ("the Operating Company"). The Operating Company's wholly owned subsidiaries include Renaissance Greeting Cards, Inc., FTD Canada, Inc. and FTD.COM, INC. ("FTD.COM"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of accounts receivable, accounts payable, accrued customer incentive programs, customer deposits, unearned income, other accrued liabilities and long-term debt. At June 30, 1999, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates the carrying amount. The fair value of long-term debt and off balance sheet financial instruments is disclosed in note 4.

DERIVATIVES

     The Company utilizes a derivative financial instrument to reduce its exposure to market risks from changes in interest rates. This derivative financial instrument, an interest rate swap agreement, is an off-balance sheet instrument and therefore has no carrying value. The purpose of the swap is to fix the interest rate on variable rate debt and reduce certain exposures to interest rate fluctuations.

INVENTORIES

     Inventory consists of finished goods and is stated at the lower of cost or market value. Prior to April 1, 1999, cost was determined on a First In First Out (FIFO) basis. On April 1, 1999, the Company began to determine cost on a weighted average basis given management's determination that this method provides a better matching of revenues and expenses associated with its inventory which is mainly comprised of seasonal purchases. The difference in costing methods resulted in an immaterial effect on the statements of operations and comprehensive income.

                                FTD CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are 10 to 31.5 years for building and improvements, 5 years for Mercury consoles, and 5 to 10 years for furniture and equipment. Assets acquired on December 19, 1994, have been recorded at their fair value at acquisition date.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income. Maintenance and repairs are charged to expense as incurred. Expenditures which improve or extend the life of existing property and equipment are capitalized.

SYSTEMS SOFTWARE

     Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of 5 years using the straight-line method. Assets acquired on December 19, 1994, have been recorded at their fair value at acquisition date.

     In accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") on March 4, 1998, the Company capitalizes certain external direct costs of materials and services consumed in developing or obtaining internal-use computer software and amortizes these costs using the straight-line method over a period of five years.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" SFAS No. 86 requires that all costs relating to the purchase or internal development and production of a computer software product to be sold, leased, or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. All eligible costs incurred shall be capitalized once technological feasibility is established for a computer software product to be sold, leased, or otherwise marketed by an enterprise. The Company amortizes these costs using the greater of the straight-line method over a period of five years or the revenue method prescribed by SFAS No. 86.

INTANGIBLES

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized using the straight line method over 30 years. Other intangibles consist of trademarks and acquired software and are being amortized over 40 and 5 years, respectively, using the straight-line method.

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

INCOME TAXES

     The Company follows SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized

                                FTD CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS No. 52, balance sheet accounts of the Company's foreign operations are translated from Canadian currency into U.S. dollars at the year-end rate of exchange, while income and expenses are translated at the weighted average rates of exchange for the year. Translation gains or losses related to net assets located outside the United States are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," Basic earnings
(loss) per share is calculated by dividing net income (loss) available for common stockholders by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive. On February 2, 1998, the Board of Directors declared a 100% stock dividend (2 for 1 stock split) of the Company's Class A Common Stock and Class B Common Stock for stockholders of record as of February 9, 1998 (the "Stock Split"). Accordingly, all references to numbers of shares and historical weighted average share and per share amounts have been restated to reflect the stock split.

     Shares issuable from securities that could potentially dilute basic earnings per share which were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of 98,000 shares, 150,000 shares and 136,000 shares respectively for the years ended June 30, 1999, 1998 and 1997.

REVENUES

     Revenues earned by the Company for processing floral and gift orders are recorded in the month the orders are reported to the Company as filled. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of products are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued.

     Revenues earned by FTD.COM are recorded when the order is fulfilled. Generally, when a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM receives the order, charges the customers' credit card, and transmits the order to the Operating Company. The Operating Company then transmits the order to the fulfilling florist. FTD.COM recognizes 100% of the order value as revenue. Orders that are not fulfilled by an FTD florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor. In addition, FTD.COM receives service fees for processing all orders. The service fees for orders placed over the Internet have ranged from $4.95 to $7.99, and the service fees for orders placed over the telephone have ranged from $8.95 to $9.99. From time to time, discounts are offered in connection with product promotions or holiday promotions to selected customer groups. Order revenues and service fees are reported net of discounts.

                                FTD CORPORATION

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     The Accounting Standards Executive Committee of the AICPA issued SOP 97-2 "Software Revenue Recognition" which supersedes SOP 91-1, in October 1997 and was effective for fiscal years beginning after December 31, 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company allocates revenue from software products (including specified upgrades/enhancements, training and installation) ratably over the period of the support agreement or lease agreement, given vendor-specific objective evidence of fair value of the elements cannot be established. The Company has adopted this SOP effective July 1, 1998 in connection with the sales of the new Mercury Wings TM systems to floral retailers beginning in December 1998.

STOCK-BASED COMPENSATION

     On July 1, 1996 the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, pursuant to the deferral of the effective date by the Financial Accounting Standards Board, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

RECLASSIFICATIONS

     Certain amounts in the 1998 and 1997 consolidated statements of operations and comprehensive income have been reclassified to conform to the 1999 presentation which includes the reclassification of certain revenues generated from Direct to Consumer activities which were previously reported net of costs relating to processing and fulfillment and are now recorded on a gross basis. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer cost of goods sold and services provided. The Company has also made other reclassifications of costs of goods sold and services provided and selling, general and administrative expenses in 1998 and 1997 in order to conform to the 1999 presentation.

(2) ACQUISITION

     On December 19, 1994 (the "Merger Date"), FTD Corporation, a Delaware corporation, completed an acquisition of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(2) ACQUISITION -- CONTINUED
cooperative association (the "Acquired Company"), pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated August 2, 1994. The acquisition was effected through the merger (the "Merger") of FTD Acquisition Corp., a wholly owned subsidiary of FTD Corporation, with and into the Acquired Company, with the Acquired Company surviving the Merger as a wholly owned subsidiary of FTD Corporation. Concurrent with the Merger, the Acquired Company was converted from a nonprofit cooperative association to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc." (from and after the Merger Date, the "Operating Company").

     The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values.

(3) INTANGIBLES

     At June 30, 1999 and 1998 goodwill and other intangible assets relating to the Acquisition consisted of the following (in thousands):

                                                                 1999       1998
                                                                 ----       ----
Goodwill....................................................    $68,384    $68,384
Trademarks..................................................     15,000     15,000
Software....................................................      2,000      2,000
                                                                -------    -------
                                                                 85,384     85,384
Less accumulated amortization...............................     13,654     10,599
                                                                -------    -------
Total.......................................................    $71,730    $74,785
                                                                =======    =======

(4) FINANCING ARRANGEMENTS

     In November, 1997 FTD entered into a new credit agreement with Banc One Capital Markets, Inc. who arranged a $100 million financing package (the "Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Multiple Draw Term Loan Facility and a $50 million Revolving Credit Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit Facility were used to provide funds for the refinancing of the then existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of unamortized deferred financing costs associated with the then existing debt were expensed in November, 1997. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.5 million, resulting in a tax effected loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the accompanying consolidated statements of operations and comprehensive income for the year ended June 30, 1998.

     On December 15, 1998, the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001, (the "Notes"), registered under the Securities Act of 1933. The reacquisition price totaled $64.2 million and consisted of the $60.0 million principle on the Notes and a $4.2 million pre-payment penalty premium. The funds for the reacquisition of the Notes consisted of $50.0 million from the Multiple Draw Term Loan Facility, $12.0 million from the Revolving Credit Facility and $2.2 million from cash on hand. As a result of the reacquisition of the Notes, $1.7 million of unamortized original issuance discount and $1.2 million of unamortized deferred financing costs associated with the Notes were expensed in December, 1998. Accordingly, the loss on the reacquisition of the Notes totaled $7.1 million.

                                FTD CORPORATION

(4) FINANCING ARRANGEMENTS -- CONTINUED

The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, for a tax effected loss on reacquisition of the Notes of $3.7 million which is reflected as an extraordinary item in the accompanying consolidated statements of operations and comprehensive income for the year ended June 30, 1999.

     Borrowings under both the Multiple Draw Term Loan Facility and the Revolving Credit Facility are subject to variable interest rates based on the London Interbank Offered Rate ("LIBOR"). At June 30, 1999, the Company had an interest rate swap agreement with a notional amount of $23.8 million and variable rate debt outstanding of $51.8 million. Under the interest rate swap agreement, the Company will pay the counterparty interest at a fixed rate of 5.74% plus the applicable spread and the counterparty will pay the Company at a variable rate based on LIBOR plus the applicable spread. The variable rate applicable to the swap agreement was 5.0% as of June 30, 1999. The fair value of the interest rate swap at June 30, 1999 was a loss of approximately $250 thousand which was based on future quarterly interest payments using the interest rate in effect at June 30, 1999. The Company was not required to collateralize this agreement. The Company does not believe there is a material credit risk related to the inability of the counterparty to honor their portion of the agreement.

     The Company's credit agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 1999. The Company's debt agreements also include restrictions on the declaration and payment of dividends.

     The Company's credit agreement imposes various restrictions on the Company and the Operating Company, including restrictions that limit the Company's ability to incur additional debt, pay dividends or make other payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. In addition, substantially all of the assets of the Company and the Operating Company, are pledged as security under the credit agreement. In connection with the capitalization of FTD.COM, the credit agreement has been amended to exclude FTD.COM from these terms and restrictions in exchange for the Operating Company's pledge of its shares in FTD.COM and other monetary consideration.

LINE OF CREDIT

     Interest on borrowings made under the Bank Credit Facilities are calculated using LIBOR plus the applicable spread. The Bank Credit Facilities provide a maximum commitment for letters of credit of $15 million. In addition, a quarterly commitment fee is required on the unused portion of the Revolving Credit Facility at a rate of the then applicable commitment fee percentage. The applicable commitment fee percentage shall be determined by the Company's leverage ratio on the last day of each fiscal quarter. As of June 30, 1999, the Company has unused trade letters of credit of approximately $12.8 million outstanding under the terms of the Revolving Credit Facility. As of June 30, 1999, $47.5 million is outstanding under the Multiple Draw Term Loan Facility and is scheduled to be permanently reduced, over a period of 18 consecutive unequal quarterly installments continuing thereafter until the termination date of December 31, 2003 through the use of the Revolving Credit Facility. The loan(s) outstanding under the Revolving Credit Facility will mature on December 31, 2003.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(4) FINANCING ARRANGEMENTS -- CONTINUED
LONG-TERM DEBT (IN THOUSANDS)

     At June 30, 1999 and 1998 long-term debt consisted of the following:

                                                                 1999       1998
                                                                 ----       ----
Series B Senior Subordinated Notes, interest payable
  semiannually at 14% due December 15, 2001, net of
  unamortized discount of $1,870 at June 30, 1998...........    $    --    $58,130
Multiple Draw Term Loan Facility payable in 18 consecutive
  unequal quarterly installments at an approximate rate of
  6.7% at June 30, 1999.....................................     47,500         --
Revolving Credit Facility, due December 31, 2003 at an
  approximate rate of 6.6% at June 30, 1999.................      4,250         --
                                                                -------    -------
          Total long-term debt..............................    $51,750    $58,130
                                                                =======    =======

     As of June 30, 1999, the estimated fair value of long-term debt was estimated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity dates. The fair value approximates the carrying value of long-term debt as of June 30, 1999. As of June 30, 1998, the estimated fair value of the Series B Senior Subordinated Notes discounted at current rates was $65,400,000.

(5) LEASES

AS LESSOR

     The Company leases Mercury consoles and Mercury Wings(TM) systems to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 1999 and 1998 (in thousands):

                                                                 1999       1998
                                                                 ----       ----
Mercury consoles............................................    $21,862    $21,835
Less: Accumulated Depreciation..............................     21,272     20,738
                                                                -------    -------
  Net Investment............................................    $   590    $ 1,097
                                                                =======    =======

     The total minimum future rentals on non-cancelable leases of Mercury Wings(TM) systems are as follows:

2000...................................................    $  428
2001...................................................       428
2002...................................................       345
Thereafter.............................................         0
                                                           ------
          Total........................................    $1,201
                                                           ======

AS LESSEE

     The Company has entered into operating leases for certain hardware components of the Mercury Wings(TM) systems and corporate facilities and equipment. Rental expense relating to these leases totaled

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(5) LEASES -- CONTINUED
$1,030,000, $1,121,000, and $1,005,000 for fiscal 1999, 1998 and 1997, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

2000...................................................    $1,354
2001...................................................     1,354
2002...................................................       566
Thereafter.............................................         0
                                                           ------
          Total........................................    $3,274
                                                           ======

     The total minimum lease payments have not been reduced by minimum sublease rentals of $1,937,000 due in the future under non-cancelable subleases of Mercury Wings(TM) systems and corporate facilities.

(6) COMPUTER SOFTWARE COSTS

     The costs associated with the development of the Mercury Wings(TM) computer software leased to florists are capitalized in accordance with SFAS No. 86. As of June 30, 1999 and 1998, the unamortized computer software costs were $1.4 million and $.3 million, respectively. During the year ended June 30, 1999 $0.2 million was charged to expense for amortization of capitalized computer software costs. No amounts were charged to expense for amortization of capitalized computer software during the years ended June 30, 1998 and 1997.

(7) ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Production and promotion costs are charged to expense when incurred. Cash rebate dollars earned by FTD members under the Company's customer incentive program are charged to expense when earned. Advertising credits earned in fiscal 1998 and fiscal 1997 under the Company's former sales incentive program were charged to expense when earned.

     In the years ended June 30, 1999, 1998 and 1997, advertising and sales promotion expense was $55 million, $38 million, and $36 million, respectively.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(8) INCOME TAXES

     At June 30, 1999 and 1998, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                                 1999       1998
                                                                 ----       ----
Current deferred tax assets:
  Accrued member incentive obligations......................    $   871    $ 2,576
  Allowance for doubtful accounts...........................        661        686
  Unearned income...........................................        245        224
  Inventory.................................................        971      1,153
  Accrued vacation..........................................        189        182
  Other.....................................................        108        395
                                                                -------    -------
Current deferred tax assets.................................      3,045      5,216
                                                                -------    -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................      6,394      3,952
  Postretirement benefit obligations........................      1,978      2,062
  Accrued pension...........................................        152        184
  Other.....................................................        252        253
                                                                -------    -------
Noncurrent deferred tax assets..............................      8,776      6,451
Noncurrent deferred tax liabilities -- tax over book
  depreciation and difference in basis......................      5,858      6,112
                                                                -------    -------
Net noncurrent deferred tax assets (liabilities)............      2,918        339
                                                                -------    -------
Deferred tax assets -- valuation allowance..................     (1,500)    (1,500)
                                                                -------    -------
Net deferred tax assets.....................................    $ 4,463    $ 4,055
                                                                =======    =======

     The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on their evaluation of taxable income in future years, tax planning strategies and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1.5 million is appropriate at June 30, 1999 and 1998. There was no change in valuation allowance during fiscal 1999.

     The Company's net operating loss carryforwards at June 30, 1999 and 1998, of approximately $17.2 and $10.7 million, respectively, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $2.4 million in 2007; $2.3 million in 2008; $0.8 million in 2009; $5.2 million in 2010 and $6.6 million in 2019.

     The provision for income taxes on income before extraordinary item consists of the following components (in thousands):

                                                                 1999      1998     1997
                                                                 ----      ----     ----
Current -- U.S..............................................    $   --    $   --    $ --
Current -- Foreign..........................................       172       190     130
Deferred....................................................     3,020     1,912     286
                                                                ------    ------    ----
Income tax expense..........................................    $3,192    $2,102    $416
                                                                ======    ======    ====

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(8) INCOME TAXES -- CONTINUED
     The provision for income taxes for the years ended June 30, 1999, 1998 and 1997, differs from the amount computed by applying the U.S. federal income tax rate (35%) to pretax income because of the effect of the following items (in thousands):

                                                                 1999      1998     1997
                                                                 ----      ----     ----
Tax expense (benefit) at U.S. federal income tax rate.......    $1,419    $1,120    $(466)
State income taxes (benefit), net of federal income tax
  benefit...................................................       162        64      (27)
Amortization of purchased goodwill..........................       798       803      893
Foreign income taxes........................................       172       190      130
Other items, net............................................       641       (75)    (114)
                                                                ------    ------    -----
Reported income tax (benefit) expense.......................    $3,192    $2,102    $ 416
                                                                ======    ======    =====

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain postretirement health care benefits to qualifying retirees under the terms of the Company's qualified retirement plan. The plan retirees are required to share in the cost of the benefit. During 1997, the consolidation of corporate staff and operations into one facility, together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and the Company's corresponding liability for certain postretirement benefits. These termination's caused a decrease in the Company's postretirement obligation and generated a pretax curtailment gain of $0.9 million which was recorded as a reduction in selling, general and administrative expenses in the fiscal year ended June 30, 1998. In addition, the Operating Company amended its postretirement benefit plan effective January 1, 1997, and no longer provides such benefits to employees retiring after January 1, 1997. This amendment reduced the Company's post retirement obligation and generated a pretax curtailment gain of $0.8 million which was recorded as a reduction in selling, general and administrative expenses in the fiscal year ended June 30, 1997. As a result of eliminating active employees from the plan, the unrecognized net gain is being amortized over the average retiree life expectancy of sixteen years.

     In accordance with the disclosure requirements of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," the following tables provide a reconciliation of the benefit

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- CONTINUED

obligation and funded status as of June 30, 1999 and 1998 as well as the components of net periodic postretirement benefit costs for the years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                                 1999       1998
                                                                 ----       ----
Benefit obligation at beginning of year.....................    $ 2,807    $ 5,307
Service cost................................................         --         72
                                                                -------    -------
Interest cost...............................................        175        232
Benefits paid...............................................        227        132
Actuarial gain..............................................        275      1,771
Curtailment gain............................................         --        902
                                                                -------    -------
Benefit obligation at end of year...........................    $ 2,480    $ 2,807
                                                                =======    =======
Funded status...............................................    $(2,480)   $(2,807)
Unrecognized net gain.......................................     (3,122)    (3,022)
                                                                -------    -------
Accrued benefit cost........................................    $(5,602)   $(5,829)
                                                                =======    =======

                                                                1999     1998     1997
                                                                ----     ----     ----
Service cost................................................    $   0    $  72    $ 190
Interest cost...............................................      175      232      434
Recognized net actuarial gain...............................     (175)    (276)     (45)
                                                                -----    -----    -----
Net periodic benefit cost...................................        0       28      579
Curtailment gain............................................       --     (902)    (818)
                                                                -----    -----    -----
     Total postretirement benefit cost (income).............    $   0    $(874)   $(239)
                                                                =====    =====    =====

     The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 7.0% at and for the year ended June 30, 1999, 6.75% at and for the year ended June 30, 1998 and 7.75% at and for the year ended June 30, 1997. For measurement purposes a 9.463% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease to 5.75% in 2006, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 1999, would increase approximately $253,000, or 10.2%, while the periodic cost for the fiscal year ended June 30, 1999, would have increased approximately $18,000, or 10.5%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO as of June 30, 1999, would have decreased approximately $219,000, or 8.8%, while the periodic cost for the fiscal year ended June 30, 1999, would have decreased $16,000, or 9.2%.

(10) PENSION PLANS

     Prior to January 1, 1997, the Company had both a defined benefit and a defined contribution plan (the "Pension Plans") which covered substantially all domestic employees. The Company's funding policy was to contribute annually to the defined benefit plan the amount deductible for income tax purposes. In fiscal 1999, the Company contributed $1.1 million to the defined benefit plan. No contributions were made in 1998 and 1997 to the defined benefit plan. The Company's matching contributions to the defined contribution plan are determined at the discretion of its Board of Directors. No matching contributions were made in 1999, 1998 or 1997 to the defined contribution plan.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(10) PENSION PLANS -- CONTINUED

     Effective January 1, 1997, amendments to the Company's defined benefit Pension Plans were adopted, including the elimination of the accrual of future benefits under the plans. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plans, a pre-tax pension settlement gain of $0.4 million was recognized in income as a reduction in selling, general and administrative costs during the fiscal year ended June 30, 1998.

     Benefits under the Pension Plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

     In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets as well as the funded status of the pension plan as of June 30, 1999 and 1998 (in thousands):

                                                                 1999      1998
                                                                 ----      ----
Projected benefit obligation at beginning of year...........    $2,334    $ 3,144
Service cost................................................        --         --
Interest cost...............................................       178        187
Benefits paid...............................................      (575)    (1,619)
Actuarial (gain)/loss.......................................        (3)       622
                                                                ------    -------
Projected benefit obligation at end of year.................    $1,934    $ 2,334
                                                                ======    =======
Fair value of plan assets at beginning of year..............    $1,047    $ 2,562
Actual return on plan assets................................       (69)       104
Employer contributions......................................     1,089         --
Benefits paid...............................................      (575)    (1,619)
                                                                ------    -------
Fair value of plan assets at end of year....................    $1,492    $ 1,047
                                                                ======    =======
Funded Status...............................................    $ (442)   $(1,287)
Unrecognized net gain.......................................       (33)      (191)
                                                                ------    -------
Accrued pension cost........................................    $ (475)   $(1,478)
                                                                ======    =======

     During the fiscal year end June 30, 1999, $86,000 of pension expense was recognized in relation to the Pension Plans. During the fiscal year end June 30, 1998, $9,000 of income was recognized in relation to the Pension Plans. Pension expense, including administrative costs, charged to the operations for the above-mentioned pension plans amounted to $370,000 in the fiscal year ended June 30, 1997.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. The table below provides the necessary disclosures in

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(10) PENSION PLANS -- CONTINUED
accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                                1999    1998      1997
                                                                ----    ----      ----
Service cost................................................    $ --    $  --    $   299
Interest cost...............................................     178      187        546
Expected return on assets...................................     (92)    (141)      (495)
Recognized net actuarial gain...............................      --      (55)        20
                                                                ----    -----    -------
Net periodic pension cost/(income)..........................    $ 86    $  (9)   $   370
                                                                ====    =====    =======
Settlement gain.............................................    $ --    $(366)   $  (936)
Curtailment gain............................................      --       --     (2,665)
                                                                ----    -----    -------
Total pension cost/(income).................................    $ 86    $(375)   $(3,231)
                                                                ====    =====    =======

     The discount rate used to calculate the projected benefit obligation at June 30, 1997 was decreased to 7.0% for the period January 1, 1997 through June 30, 1997. The discount rate used to calculate the projected benefit obligation at June 30, 1998 was 6.75%. The discount rate used to calculate the projected benefit obligation at June 30, 1999, was 7.0%. For fiscal 1999, 1998 and 1997, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

     Effective January 1, 1997, the Company has established a 401(k) savings plan for all of its eligible employees to replace the Pension Plan. Company contributions to the 401(k) plan for fiscal 1999 and 1998 were $214,519 and $211,312 respectively.

(11) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS

     The Company incurred expenses of $2.0 million, $2.0 million, and $1.0 million for the years ended June 30, 1999, 1998 and 1997 respectively related to the payment for management consulting services to certain investors of the Company.

     The Company loaned an Officer of the Company $200,000 pursuant to a five year interest bearing note dated October 12, 1998, with accrued interest at 7% per annum and principal due at maturity.

     On October 28, 1998, FTD.COM entered into a distribution agreement with the Buena Vista Internet Group who is a holder of the Series A 8% Cumulative Redeemable Convertible Preferred Stock of FTD.COM. FTD.COM and the Buena Vista Internet Group agreed to create a co-branded online flower boutique. This agreement terminates on November 30, 1999. Pursuant to the terms of the agreement, FTD.COM is required to pay the Buena Vista Internet Group a fixed fee and a variable fee based on a percentage of all net sales which are made through the online flower boutique. Expenses related to the agreement are recorded ratably over the contract term. As of June 30, 1999, expense of $525,000 has been recognized in relation to this agreement.

     On May 25, 1999, FTD.COM and the Buena Vista Internet Group amended the original agreement entered into on October 28, 1998. Under the amended agreement, the Buena Vista Internet Group and FTD.COM will create additional co-branded online flower boutiques. The amended contract term is for three years beginning on the launch date of the first additional FTD.COM online flower boutique, which must occur by July 31, 1999. Pursuant to the terms of the agreement, FTD.COM is required to pay Buena Vista a fixed fee of $10.0 million according to a specified payment schedule which will commence upon the launch date of the new co-branded online flower boutiques. As of June 30, 1999, the additional online boutiques have not been launched, and accordingly, no payments have been made.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(11) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS -- CONTINUED
     On April 13, 1999, FTD.COM entered into a distribution agreement with Infoseek, an affiliate of the Buena Vista Internet Group, pursuant to which FTD.COM will receive advertising space on the GO Network and certain portal links to FTD.COM's web site. This agreement is effective for two years. Pursuant to the terms of the agreement, FTD.COM is required to pay Infoseek a fixed fee of $5.4 million and a variable fee based upon a percentage of net revenues, generated from sales through the GO Network. Expenses related to the agreement are recorded ratably over the contract term.

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

     During fiscal 1999, the Board of Directors approved changes to the vesting schedules of Stock Option Agreements granted prior to fiscal 1999. Stock Option Agreements with an original vesting schedule for the options to become exercisable in four 25% installments commencing after two years will now commence after only one year, still at a rate of 25% per year. This plan modification did not result in any change from the intrinsic value of the options granted as measured pursuant to the requirements of APB 25. As such, no compensation expense was required to be recognized.

     During the year ended June 30, 1999, employees were granted options to purchase 162,100 shares of the Company's Common Stock at an exercise price of $10.50 per share. These options vest and become exercisable in five equal installments. In addition, during the year ended June 30, 1999, employees were granted 70,000 shares of restricted stock with a weighted average fair value of $10.50 per share and a vesting period of five unequal annual installments. Also, during the year ended June 30, 1999, 10,000 restricted shares previously granted were canceled.

     During the year ended June 30, 1998, employees were granted options to purchase: (i) 117,000 shares of the Company's Common Stock at an exercise price of $7.75 per share and (ii) 90,000 shares of the Company's Common Stock at an exercise price of $15.00 per share. These options vest and become exercisable in four or five equal installments. Also, during the year ended June 30, 1998, employees were granted 40,000 shares of restricted stock with a weighted average fair value of $7.75 per share and a vesting period of five unequal annual installments.

     As of June 30, 1999 and 1998, options covering 581,500 and 519,000 shares respectively of Class A Common Stock were outstanding of which 174,000 and 94,250 shares were vested, respectively. In addition, 19,000 and 7,500 shares were exercised and 80,600 and 114,500 options were canceled during the years ended June 30, 1999 and 1998, respectively.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(12) 1994 STOCK AWARD AND INCENTIVE PLAN -- CONTINUED

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and accordingly, no compensation cost has been recognized for options granted under the Plan since the option price was equal to or greater than the market price at the date of the grant. Had compensation cost for the Plan been determined based on the fair value at the grant dates for options under the Plan consistent with SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the Pro-Forma amounts shown in the table below:

PRO FORMA RESULTS

                               1999         1999         1998         1998         1997         1997
                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                            -----------   ---------   -----------   ---------   -----------   ---------
Net income (loss)
  available to common
  stockholders (in
  thousands)..............    $(2,935)     $(3,067)      $ 263        $ 156       $(1,733)     $(1,755)
Earnings per share:
  Basic...................    $ (0.19)     $ (0.20)      $0.02        $0.01       $ (0.11)     $ (0.11)
  Diluted.................    $ (0.19)     $ (0.20)      $0.02        $0.01       $ (0.11)     $ (0.11)

     The pro forma disclosures shown are not representative of the future effects on net income and earnings per share.

     The fair values of the options granted under the Plan during fiscal 1999, 1998 and 1997 were determined at the grant date using the Black-Scholes single option reduced term pricing model. The significant assumptions used to calculate the fair value of option grants were: risk-free interest rates ranging from 4.27% to 6.33%, expected volatility ranging from 0% to 50%, expected lives of
3.07 to 3.83 years and no expected dividends for the shares.

SUMMARY STOCK OPTION ACTIVITY

                                                                CLASS A       WEIGHTED AVERAGE
                                                              # OF OPTIONS       EXERCISE $
                                                              ------------    ----------------
Outstanding @ June 30, 1996...............................      860,000             6.45
  Granted.................................................      510,000             6.89
  Canceled................................................      936,000             6.44
                                                                -------            -----
Outstanding @ June 30, 1997...............................      434,000             6.98
  Granted.................................................      207,000            10.90
  Exercised...............................................        7,500             2.68
  Canceled................................................      114,500             6.12
                                                                -------            -----
Outstanding @ June 30, 1998...............................      519,000             8.79
  Granted.................................................      162,100            10.50
  Exercised...............................................       19,000             3.75
  Canceled................................................       80,600             9.13
                                                                -------            -----
Outstanding @ June 30, 1999...............................      581,500             9.39
                                                                =======            =====
Exercisable @ June 30, 1999...............................      174,000             8.45
Weighted Average of Fair Value of options granted in
  Fiscal 1999.............................................        $1.75
Weighted Average of Fair Value of options granted in
  Fiscal 1998.............................................        $2.70

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(12) 1994 STOCK AWARD AND INCENTIVE PLAN -- CONTINUED

STOCK OPTIONS OUTSTANDING

                                                     WEIGHTED AVERAGE
CLASS A OPTIONS     EXERCISE      WEIGHTED AVERAGE      REMAINING
  OUTSTANDING     PRICE (RANGE)      EXERCISE $      CONTRACTUAL LIFE
---------------   -------------   ----------------   ----------------
    139,000               3.75         $ 3.75              7.91
    252,500         7.75-10.50           9.26              8.83
    190,000        12.50-15.00          13.68              8.12
    -------       ------------         ------              ----
    581,500       $ 3.75-15.00         $ 9.39              8.38
    =======       ============         ======              ====

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

     On February 2, 1998, the Board of Directors declared a 100% stock dividend (two-for-one stock split) of the Company's common stock. As a result of this action, 6,278,250 shares of Class A Common Stock and 1,500,000 shares of Class B Common Stock were issued to shareholders of record on February 9, 1998. Class A Common Stock continues to have a par value of $0.01 per share and Class B Common Stock continues to have a par value of $0.0005. An amount equal to $63,533 was transferred from paid in capital to common stock representing the aggregate par value of the Class A shares and Class B shares issued under the stock split. All references throughout this report to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been retroactively restated.

     Per the Mutual Support Agreement, FTD Corporation was to execute an equity offering to members of FTD Association within three years from the effectiveness of the Merger on December 19, 1994. FTD Corporation offered equity securities in an aggregate amount equal to seven and one-half percent of the then outstanding common stock of FTD Corporation at the time of the Offering in fiscal 1998. As a result of the Offering, the number of shares of Class A Common Stock outstanding increased by approximately 94,000.

     On May 19, 1999, the Operating Company incorporated a new subsidiary, FTD.COM, as a Delaware corporation in connection with the filing of a registration statement and amendments thereto with the Securities and Exchange Commission covering shares of FTD.COM Class A common stock to the public. FTD.COM was capitalized through the authorization of 250,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock and the issuance of 3,410,000 Class B common stock to the Operating Company. In consideration for the receipt of 3,410,000 shares of Class B common stock, the Operating Company contributed to FTD.COM the assets and liabilities relating to the consumer floral order and specialty gift product business. In addition, in connection with the incorporation of FTD.COM, 5,000,000 shares of preferred stock were authorized.

                                FTD CORPORATION

(15) PREFERRED STOCKHOLDERS' EQUITY IN A SUBSIDIARY COMPANY

     On May 19, 1999, FTD.COM designated 90,000 shares of its preferred stock as Series A 8% Cumulative Redeemable Convertible Preferred Stock (the "Series A preferred stock"). On May 20, 1999, 30,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $3.0 million. On May 25, 1999, 60,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $6.0 million.

     These shares of Series A preferred stock have a liquidation preference of $100 per share and accrue dividends at the annual rate of 8% of the liquidation preference. Accrued dividends are payable at the discretion of the Board of Directors of FTD.COM and are mandatorily payable upon liquidation or redemption. At June 30, 1999 accrued and unpaid dividends were $74,301, or $.83 per share.

     Each share of Series A preferred stock will convert into a number of shares of FTD.COM Class A common stock in accordance with the conversion rate described in the certificate of incorporation of FTD.COM, as amended. The Series A preferred stock will automatically convert upon the closing of the public offering contemplated by the registration statement of FTD.COM. Conversion at the option of the holder can occur at any time after March 20, 2000 in the event that a qualifying public offering is not consummated prior to that date.

     In the event the public offering is not consummated prior to February 20, 2000, the Series A preferred stock will be redeemable at the option of FTD.COM or the holders thereof at 100% of the liquidation preference plus accrued and unpaid dividends.

     Holders of Series A preferred stock are entitled to one vote for each share of FTD.COM Class A common stock into which the Series A preferred stock is convertible at the conversion rate then in effect. In addition, if FTD.COM fails to make the payments required in connection with the holders exercise of their optional redemption rights, the holders of the Series A preferred stock have the right to designate one director of FTD.COM.

(16) REVENUES FROM THE SALE OF THE FLORAL SELECTIONS GUIDE ("FSG")

     Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD florists must purchase a FSG and related workbook. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD florist in good standing. For the year ended June 30, 1999, revenue from such FSG sales totaled $2.8 million. In prior years, FTD offered a product guide for sale to its members on an optional basis. This predecessor guide was published on a two year cycle, with updates throughout the cycle. Accordingly such revenue was previously recognized ratably over the two year cycle. Revenue from the predecessor guide during the years ended June 30, 1998 and 1997 was $1.3 million and $0.5 million, respectively.

(17) SEGMENT INFORMATION

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in February 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

     As a result of adopting SFAS No. 131, the Company has identified three reportable business segments based on the nature of its products and services and financial reports which are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, the chief operating decision maker reviews segment financial performance to the gross margin level.

                                FTD CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(17) SEGMENT INFORMATION -- CONTINUED

     These business segments include Technology products and services, Marketplace and Other and Direct to Consumer. Technology products and services consists of technology based products and services offered to the Company's customers. This includes the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings(TM) systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral related products, specialty gift products and greeting cards offered to our customers for resale as well as other miscellaneous income items. Direct to Consumer includes floral and specialty gift order capabilities offered directly to the consumer through the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Internet site.

     The following table details segment revenues and cost of goods sold and services provided for 1999. Given the Company's change in accounting systems during fiscal 1999, it is not practical to disclose similar information for 1998 and 1997. These business segments revenues and costs of goods sold and services provided can be found in the accompanying consolidated statements of operations and comprehensive income for the years ended June 30, 1999, 1998 and 1997.

                                                    GROSS SEGMENT    ELIMINATION'S    CONSOLIDATED
                                                    -------------    -------------    ------------
REVENUES:
Technology products and services................      $115,899         $ (1,563)        $114,336
Marketplace and Other...........................        53,627               --           53,627
Direct to Consumer..............................        49,618           (4,148)          45,470
                                                      --------         --------         --------
     Total revenues.............................       219,144           (5,711)         213,433
COSTS OF GOODS SOLD AND SERVICES PROVIDED:
Technology products and services................        23,038               --           23,038
Marketplace and Other...........................        37,381             (432)          36,949
Direct to Consumer..............................        38,848           (3,436)          35,412
                                                      --------         --------         --------
     Total costs of goods sold and services
       provided.................................        99,267           (3,868)          95,399
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....       109,133           (1,843)         107,290
                                                      --------         --------         --------
OPERATING INCOME................................      $ 10,744         $     --         $ 10,744
                                                      ========         ========         ========
GROSS MARGIN BY SEGMENT:
Technology products and services................      $ 92,861         $ (1,563)        $ 91,298
Marketplace and Other...........................        16,246              432           16,678
Direct to Consumer..............................        10,770             (712)          10,058

     The Company's accounting policies for segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates segment profit or loss on the basis of gross profit.

     The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
FTD Corporation:

     We have audited and reported separately herein on the consolidated financial statements of FTD Corporation as of and for the years ended June 30, 1999 and 1998.

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

/s/ KPMG LLP

Chicago, Illinois
August 17, 1999

                                FTD CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS                            UNCOLLECTIBLE
                                           --------------------------    COLLECTION       ACCOUNTS
                                             BALANCE       CHARGED TO    OF ACCOUNTS         AND         BALANCE AT
                                           BEGINNING OF     COST AND     PREVIOUSLY       INVENTORY        END OF
                                              PERIOD        EXPENSES     WRITTEN OFF     WRITE OFFS        PERIOD
                                           ------------    ----------    -----------    -------------    ----------
                                                                        (IN THOUSANDS)
YEAR 1999
Allowance for doubtful accounts (shown
  as deduction from Accounts Receivable
  in balance sheet)....................       $1,854         $  442          $53            $668           $1,681
Inventory valuation reserve (included
  in Inventories, net in balance
  sheet)...............................       $1,675         $   --          $--            $486           $1,188
YEAR 1998
Allowance for doubtful accounts (shown
  as deduction from Accounts Receivable
  in balance sheet)....................       $2,211         $  511          $47            $915           $1,854
Inventory valuation reserve (included
  in Inventories, net in balance
  sheet)...............................       $1,705         $   --          $--            $ 30           $1,675
YEAR 1997
Allowance for doubtful accounts (shown
  as deduction from Accounts Receivable
  in balance sheet)....................       $1,412         $1,105          $75            $381           $2,211
Inventory valuation reserve (included
  in Inventories, net in balance
  sheet)...............................       $  394         $1,363           --            $ 52           $1,705

                               INDEX TO EXHIBITS

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
 3.1    Restated Certificate of Incorporation of the Registrant.
        (Incorporated by reference to Exhibit 3.1 of the
        Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K").)

 3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the 1997 Form 10-K.) reference to Exhibit 4.3 of the FTDI S-1.)

 4.1 Form of Subscription Agreement among FTD and certain stockholders of FTD. (Incorporated by reference to Exhibit
        4.3 of Post-Effective Amendment No. 1 to the Registrant's
        Registration Statement on Form S-1 (File No. 33-91582) (the
        "1995 FTD S-1").)

 4.2    Form of Subscription Agreement among FTD and Participating
        Members. (Incorporated by reference to Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-37303) (the "1997 FTD S-1").)

10.1    Credit Agreement, dated as of November 20, 1997, among the
        Registrant, Florists' Transworld Delivery, Inc., the various lending institutions party thereto and The First National
        Bank of Chicago, as Agent. (Incorporated by reference to Exhibit 10.1 of the 1997 FTD S-1.)

10.2    Amendment No. 1 to Credit Agreement, dated as of December
        19, 1997, among the Registrant, Florists' Transworld
        Delivery, Inc., the various lending institutions party thereto and the First National Bank of Chicago, as Agent.

10.3    Amendment No. 2 to Credit Agreement, dated as of May 24,
        1999, among the Registrant, Florists' Transworld Delivery,
        Inc., the various lending institutions party thereto and the First National Bank of Chicago, as Agent.

10.4 Amended and Restated Pledge Agreement, dated May 24, 1999, by and among the Registrant, Florists' Transworld Delivery, Inc., and the First National Bank of Chicago, as Agent.

10.5 Security Agreement, dated November 20, 1997, by and among the Registrant, Florists' Transworld Delivery, Inc., and the
        First National Bank of Chicago as Agent. (Incorporated by reference to Exhibit 10.3 of the 1997 FTD S-1.)

10.6 Mutual Support Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD
        Association. (Incorporated by reference to Exhibit 10.9 of the FTDI S-1.)

10.7    Supplement to Mutual Support Agreement, dated as of January
        11, 1996, by and between Florists' Transworld Delivery, Inc.
        and FTD Association. (Incorporated by reference to Exhibit
        10.9 of the 1997 Form 10-K.)

10.8 Trademark License Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD
        Association. (Incorporated by reference to Exhibit 10.10 of the FTDI S-1.)

10.9 Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the Registrant, Florists'
        Transworld Delivery, Inc., BT Securities Corporation and
        Montgomery Securities. (Incorporated by reference to Exhibit
        10.11 of the 1995 FTD S-1.)

10.10 Tax Sharing Agreement, dated as of December 19, 1994, between the Registrant and Florists' Transworld Delivery,
        Inc. (Incorporated by reference to Exhibit 10.12 of the FTDI
        S-1.)

EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBER
-------                     -----------------------                     ------
10.11     First Amendment to Tax Sharing Agreement, dated as of May
          19, 1999, among the Registrant, Florists' Transworld
          Delivery, Inc. and FTD.COM INC. (Incorporated by reference to Exhibit 10.6 of FTD.COM INC.'s Registration Statement on
          Form S-1 (File No. 333-78857)
10.12     Stockholders' Agreement, dated as of December 19, 1994,
          among the Registrant and certain stockholders of the
          Registrant. (Incorporated by reference to Exhibit 10.13 of the 1995 FTD S-1.)
10.13 *   FTD Corporation 1994 Stock Award and Incentive Plan
          (Incorporated by reference to Exhibit 10.14 of the 1995 FTD
          S-1).
10.14 *   Letter dated August 18, 1998 regarding Norton employment
          arrangements. (Incorporated by reference to Exhibit 10.12 of the Registrant's 1998 Form 10-K.)
10.15 *   Form of Secured Promissory Note to be made by Robert Norton.
          (Incorporated by reference to Exhibit 10.13 of the
          Registrant's 1998 Form 10-K.)
10.16 *   Description of Key Management Incentive Plan (Incorporated
          by reference to Exhibit 10.b of the Florists' Transworld
          Delivery, Inc. Form 10-Q, filed March 31, 1997.)
11.1      Computation of Earnings Per Share.
21.1      Subsidiaries of the Registrant.
27.1      Financial Data Schedule
99.1      Preferability Letter

-------------------------
* Management contract or compensatory plan required to be filed as an Exhibit to the Form 10-K