Form 10-Q
period 1999-09-30
FTD CORP
filed 1999-11-12
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

    As of November 1, 1999, there were 12,380,270 outstanding shares of the Registrant's class A common stock, par value $.01 per share, and 2,948,750 outstanding shares of the Registrant's class B common stock, par value $.0005 per share.

                                 FTD CORPORATION

                                      INDEX

                                                                                                        PAGE
Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1999
               and June 30, 1999...................................................................       3
           Condensed Consolidated Statements of Operations
               for the three month periods ended September 30, 1999 and 1998.......................       4
           Condensed Consolidated Statements of Cash Flows for the
               three month periods ended September 30, 1999 and 1998...............................       5

           Notes to Consolidated Financial Statements..............................................       6

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................................      10

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................      14

Part II. Other Information

  Item 1.  Legal Proceedings.......................................................................      16
  Item 6.  Exhibits and Reports on Form 8-K........................................................      16

Signatures.........................................................................................      17

Exhibit Index......................................................................................      18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                 FTD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,
                                                                                         1999                      JUNE 30,
                          ASSETS                                                     (UNAUDITED)                     1999
                                                                                -----------------------     -----------------------
                                                                                                  (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $                8,900      $                2,468
     Accounts receivable, less allowance for doubtful accounts
         of $1,803 at September 30, 1999 and  $1,681 at June 30, 1999                           26,398                      22,813
     Receivable from underwriters                                                               33,480                           -
     Inventories, net                                                                           13,419                      13,641
     Deferred income taxes                                                                       3,045                       3,045
     Prepaid expenses                                                                            2,794                       4,088
                                                                                -----------------------     -----------------------
                   TOTAL CURRENT ASSETS                                                         88,036                      46,055

     Property and equipment, less accumulated depreciation
         of $34,318 at September 30, 1999 and $33,504 at June 30, 1999                          15,891                      15,984

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $515 at September 30, 1999 and $445 at June 30, 1999                                   989                       1,059
     Deferred income taxes                                                                       3,135                       1,440
     Other noncurrent assets                                                                     9,569                       8,429
     Goodwill and other intangibles, less accumulated amortization
         of $14,418 at September 30, 1999 and $13,654 at June 30, 1999                          70,966                      71,730
                                                                                -----------------------     -----------------------
                   TOTAL OTHER ASSETS                                                           84,659                      82,658

                   TOTAL ASSETS                                                 $              188,586      $              144,697
                                                                                =======================     =======================



                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $               32,439      $               32,425
     Customer deposits and accrued customer incentive programs                                  15,539                      15,751
     Other accrued liabilities                                                                   8,037                       6,164
                                                                                -----------------------     -----------------------
                   TOTAL CURRENT LIABILITIES                                                    56,015                      54,340

Long-term debt                                                                                  66,000                      51,750
Post-retirement benefits, less current portion                                                   5,258                       5,345
Accrued pension obligations, less current portion                                                  410                         410

Preferred stockholders' equity in a subsidiary company Series A 8% Cumulative
     Redeemable Convertible Preferred Stock, $.01 par value; 90,000 shares issued and outstanding at
     September 30, 1999 and June 30, 1999                                                        9,074                       9,074

Minority interest in subsidiary                                                                 31,757                           -

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                                  123                         123
          Class B                                                                                    2                           2
     Paid-in capital                                                                            37,018                      37,018
     Accumulated deficit                                                                       (14,422)                    (10,648)
     Accumulated other comprehensive income                                                        (91)                        (96)
     Unamortized restricted stock                                                                 (850)                       (913)
     Treasury stock                                                                             (1,708)                     (1,708)
                                                                                -----------------------     -----------------------
                   TOTAL STOCKHOLDERS' EQUITY                                                   20,072                      23,778

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $              188,586      $               144,697
                                                                                =======================     =======================

See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                             Three Months
                                                                                                Ended
                                                                                            September 30,
                                                                                     1999                   1998
                                                                               ------------------     ------------------
                                                                               (In thousands, except per share amounts)
REVENUES:
     Technology products and services                                          $          28,355      $          23,987
     Marketplace and Other                                                                12,302                 14,853
     Direct to Consumer                                                                   10,776                  5,575
                                                                               ------------------     ------------------

           Total revenues                                                                 51,433                 44,415
                                                                               ------------------     ------------------

COSTS OF GOODS SOLD AND SERVICES PROVIDED:
     Technology products and services                                                      7,082                  5,360
     Marketplace and Other                                                                 9,445                 10,424
     Direct to Consumer                                                                    8,491                  4,395
                                                                               ------------------     ------------------

           Total costs of goods sold and services
                provided                                                                  25,018                 20,179
                                                                               ------------------     ------------------

     Selling, general and administrative expenses                                         30,608                 23,744
                                                                               ------------------     ------------------

           Income (loss) from operations                                                  (4,193)                   492
                                                                               ------------------     ------------------

OTHER INCOME AND EXPENSES:
     Interest income                                                                         182                    175
     Interest expense                                                                     (1,253)                (2,378)
     Foreign exchange gain (loss)                                                           (137)                    47
                                                                               ------------------     ------------------

           Total other income and expenses                                                (1,208)                (2,156)
                                                                               ------------------     ------------------

           Loss before income tax expense and minority interest                           (5,401)                (1,664)

Income tax benefit                                                                        (1,619)                  (819)
Minority interest in loss of subsidiary                                                       (8)                     -
                                                                               ------------------     ------------------

           Net loss                                                            $          (3,774)     $            (845)
                                                                               ==================     ==================

Other Comprehensive Loss:
     Foreign currency translation adjustments                                                  5                    (58)
                                                                               ------------------     ------------------
           Comprehensive loss                                                  $          (3,769)     $            (903)
                                                                               ==================     ==================

LOSS PER SHARE:
     Basic and diluted                                                         $           (0.25)     $           (0.05)
                                                                               ==================     ==================

     Common shares used in the calculation of basic and diluted earnings
           (loss) per share                                                               15,345                 15,365
                                                                               ==================     ==================

See accompanying notes to consolidated financial statements.

                                 FTD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Three Months
                                                                                                       Ended
                                                                                                   September 30,
                                                                                        1999                          1998
                                                                                 --------------------         ---------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net cash used in operating activities                           $            (5,694)          $            (1,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                              (2,192)                       (2,278)
                                                                                 --------------------         ---------------------
                 Net cash used in investing activities                                        (2,192)                       (2,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds of revolving credit borrowings                                            14,250                             -
       Issuance (repurchase) of common stock, net                                                 63                          (795)
                                                                                 --------------------         ---------------------
                 Net cash (used in) provided by financing activities                          14,313                          (795)

       Effect of foreign exchange rate changes on cash                                             5                           (58)
                                                                                 --------------------         ---------------------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                                        6,432                        (4,853)

       Cash and cash equivalents at beginning of period                                        2,468                        13,615
                                                                                 --------------------         ---------------------
       Cash and cash equivalents at end of period                                $             8,900          $              8,762
                                                                                 ====================         =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
            Interest paid                                                        $               873          $                  -
            Income taxes paid                                                    $                69          $                 19
            Non-cash financing activities:
                 Receivable from underwriters of subsidiary stock offering       $            33,480          $                  -

See accompanying notes to consolidated financial statements

                                 FTD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three month period ended September 30, 1999, include the accounts of FTD Corporation and its wholly-owned subsidiary, Florists' Transworld Delivery, Inc. ("the Operating Company"), (collectively the "the Company" or "FTD"). The Operating Company includes its wholly owned subsidiaries Renaissance Greeting Cards, Inc. and FTD Canada, Inc. as well as its majority owned subsidiary FTD.COM INC. ("FTD.COM"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that might be expected for the year ended June 30, 2000.

         Certain amounts in the condensed consolidated statements of operations and comprehensive income for the three month period ended September 30, 1998 have been reclassified to conform to the current period presentation which includes the reclassification of certain revenues generated from Direct to Consumer activities which were previously reported net of costs relating to processing and fulfillment and are now recorded on a gross basis. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer costs of goods sold and services provided. The Company has also made other reclassifications of costs of goods sold and services provided and selling, general and administrative expenses in order to conform to the current period presentation. In addition, certain amounts in the condensed consolidated statements of cash flows for the three month period ended September 30, 1998 relating to other non-current assets which were previously classified as operating activities have been reclassified as investing activities to conform to the current period presentation.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD florists must purchase a FSG and related workbook. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD florist in good standing. FTD will revise this FSG for new FTD products every other fiscal year and recognize the related revenue at the time of shipment to all FTD florists. In the three month period ended September 30, 1999 and 1998 revenue from such FSG sales totaled $0.02 million and $2.6 million, respectively.

Note 3.  Capital Transactions

         During the three month period ended September 30, 1999, no options were granted to employees pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan. The Company did not repurchase into treasury any shares of outstanding common stock or issue any shares to officers as restricted stock during the three month period ended September 30, 1999. During the three month period ended September 30, 1998, pursuant to the terms of FTD's 1994 Stock Award and Incentive Plan, options to purchase 127,100 Class A shares were granted and options to purchase 2,000 Class A shares previously granted, were canceled. Also during the three month period ended September 30, 1998, FTD repurchased into treasury 26,494 Class A shares and 51,250 Class B shares and issued 70,000 Class A shares to officers as restricted stock.

Note 4.  Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent that they are not anti-dilutive. Basic and diluted earnings per common share for the three month periods ended September 30, 1999 and 1998 have been computed based on the weighted average number of common shares outstanding of 15,344,870 and 15,364,586, respectively.

         Shares issuable from securities that could potentially dilute basic earnings per share which were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 85,000 shares and 150,000 shares in the three month periods ended September 30, 1999 and 1998, respectively.

Note 5.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified three reportable business segments based on the nature of its products and services and financial reports which are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, the chief operating decision maker reviews segment financial performance to the gross margin level.

         These business segments include Technology products and services, Marketplace and Other, and Direct to Consumer. Technology products and services consists of technology based products and services offered to the Company's customers. This includes the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings TM systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral related products, specialty gift products and greeting cards offered to our customers for resale as well as the FSG and other miscellaneous income items. Direct to Consumer includes floral and specialty gift order capabilities offered directly to the consumer through the 1-800-SEND-FTD toll-free telephone number and the www.FTD.COM Internet site.

         The following table details segment revenues and costs of goods sold and services provided for the three month periods ended September 30, 1999 and 1998.

                                                                  THREE MONTH PERIOD ENDED SEPTEMBER 30,
                                                        1999                                             1998
                                                        ----                                             ----
                                   ------------ ---------------- ----------------- ---------------- ---------------- ---------------
                                      Gross                                             Gross
                                     Segment     Elimination's     Consolidated        Segment       Elimination's    Consolidated
                                   ------------ ---------------- ----------------- ---------------- ---------------- ---------------
Revenues:
Technology products and
services                           $    28,824  $         (469)  $         28,355  $        24,165  $         (178)  $       23,987
Marketplace and Other                   12,302               -             12,302           14,853               -           14,853
Direct to Consumer                      12,443          (1,667)            10,776            6,105            (530)           5,575
                                   ------------ ---------------- ----------------- ---------------- ---------------- ---------------
  Total revenues                        53,569          (2,136)            51,433           45,123            (708)          44,415

Costs of Goods Sold and Services
Provided:
Technology products and services         7,641            (559)             7,082            5,360               -            5,360
Marketplace and Other                    9,445               -              9,445           10,424               -           10,424
Direct to Consumer                       8,960            (469)             8,491            4,860            (465)           4,395
                                   ------------ ---------------- ----------------- ---------------- ---------------- ---------------
  Total costs of goods sold and
        services provided               26,046          (1,028)            25,018           20,644            (465)          20,179

Selling, General and
Administrative expenses                 31,716          (1,108)            30,608           23,987            (243)          23,744
                                                                                                                     ---------------

Operating Income (Loss)            $    (4,193) $            -   $         (4,193) $           492  $            -   $          492
                                   ============ ================ ================= ================ ================ ===============

Gross Margin by Segment:
Technology products and services   $    21,183   $          90   $         21,273  $        18,805  $          (178) $       18,627
Marketplace and Other                    2,857               -              2,857            4,429                -           4,429
Direct to Consumer                       3,483          (1,198)             2,285            1,245             (65)           1,180

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Basis of Presentation. The Company evaluates segment profit or loss on the basis of gross profit.

         The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions.

Note 6.  Initial Public Offering of FTD.COM

         On September 28, 1999, the Company's subsidiary FTD.COM agreed to issue and sell 4,500,000 shares of its Class A common stock to the public in an Initial Public Offering (IPO) transaction at a price of $8.00 per share, resulting in gross proceeds from the offering of $36.0 million. The IPO closed on October 4, 1999, at which time FTD.COM collected the gross proceeds of $36.0 million less underwriting discounts of $2.5 million. In addition, the $33.5 million net cash received from the underwriters was reduced by other offering expenses of $1.7 million. The offset of this is reflected as $31.8 million of minority interest in subsidiary. Prior to the IPO, the Company owned 100% of the outstanding common stock of FTD.COM. Post IPO and as of September 30, 1999, the Company owns 90% of the outstanding common stock of FTD.COM. There was no gain recorded by the Company upon sale of FTD.COM's stock. The Company's accounting policy is to account for a subsidiary direct sale of unissued shares as a capital transaction.

Note 7.  Minority Interest in Subsidiary

         The Company's condensed consolidated financial statements as of and for the three month period ended September 30, 1999, reflect the minority interest in the Company's subsidiary FTD.COM from the date of the IPO. The Company's accounting policy is to deduct the minority interest in net income (loss) to arrive at consolidated net income. The minority interest represents the loss attributable to the 10% shareholders for the time period of September 29, 1999 and September 30, 1999.

Note 8. Subsequent Events

         Upon the closing of the IPO of FTD.COM on October 4, 1999, the 90,000 shares of Series A 8% Cumulative Redeemable Convertible Preferred Stock were automatically converted into 1,384,614 shares of FTD.COM Class A common stock. Upon conversion, the Company reclassified the preferred stockholders' equity in a subsidiary of $9.0 million to minority interest in subsidiary and the accrued and unpaid dividends of $74,301 were offset against the retained earnings of FTD.COM.

         On October 6, 1999, the underwriters exercised their one time option to purchase 495,000 additional shares of FTD.COM Class A common stock at the IPO price of $8.00 per share, representing a portion of the over-allotment option granted to the underwriters in connection with the IPO. The net proceeds to FTD.COM from this issuance and sale of 495,000 shares of Class A common stock were $3.7 million after deducting underwriting discounts and commissions.

         Upon completion of the above events, the Operating Company owns approximately 87% of the outstanding common stock of FTD.COM through its ownership of 40,920,000 shares of Class B common stock (as adjusted for the 12-for-1 stock split on July 30, 1999). In addition, the minority interest of 13% is represented by the 4,500,000 shares of Class A common stock sold to the public, the 1,384,614 shares from the conversion of the Series A preferred stock into shares of Class A common stock and the issuance and sale of 495,000 shares of Class A common stock to the underwriters pursuant to the underwriters' exercise of their over-allotment option.

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

          - Technology products and services consists primarily of:
               Mercury equipment, Mercury Advantage systems and Mercury Wings TM systems sales which includes both sales and leases of hardware and software to FTD florists.
          -
              Mercury Network which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses.
          -
              Clearinghouse, which provides order billing and collection services to both the sending and receiving florists, for which FTD receives a percentage of the sales price for the service.
          -
              Flowers After Hours which is FTD's call forwarding service whereby FTD receives orders for participating florists when that florists' shop is closed or otherwise unavailable. FTD charges a fee for each transaction processed.
          -
              Publications which consists of the FTD Directory published on a quarterly basis on CD ROM as well as paper book. Publications also includes revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online through FTD.COM's Internet site www.FTD.COM.
          -
              Credit Card processing which is a service offered to participating florists whereby FTD pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than the FTD florists could secure individually.

- Interflora, Inc. is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists to enable florists to transmit and receive orders outside North America.

         The Marketplace and Other segment primarily represents FTD's wholesale distribution of floral related products to florists. This includes both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. It also includes greeting cards, specialty gifts and the FSG in addition to other miscellaneous income items.

         The Direct to Consumer segment represents revenue derived from our direct marketing business, FTD.COM, which is a majority owned subsidiary of the Operating Company. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.FTD.COM Web site. FTD.COM's revenue includes the sales price of flowers and specialty gifts as well as a service fee charged to the consumer.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1999, compared with the three month period ended September 30, 1998.

         Total revenues increased by $7.0 million, or 15.8%, to $51.4 million for the three month period ended September 30, 1999 compared to $44.4 million for the three month period ended September 30, 1998. This increase in revenue was primarily the result of increases in the Technology products and services and Direct to Consumer business segments offset in part by a decrease in the Marketplace and Other business segment.

         Technology products and services segment revenue increased by $4.4 million, or 18.3%, to $28.4 million for the three months ended September 30, 1999 compared to $24.0 million for the three months ended September 30, 1998. This increase is primarily due to increases in Mercury Advantage system sales, Clearinghouse, Mercury Wings TM system sales, and Publications.

         Marketplace and Other segment revenue decreased by $2.6 million, or 17.4%, to $12.3 million for the three month period ended September 30, 1999 compared to $14.9 million for the three month period ended September 30, 1998. The decrease from the prior year primarily was the result of the decrease in revenue attributable to the Floral Selections Guide ("FSG") (See Note 2. Revenues from Sale of the Floral Selections Guide).

         Direct to Consumer segment revenue increased by $5.2 million, or 92.9%, to $10.8 million for the three month period ended September 30, 1999 compared to $5.6 million for the three month period ended September 30, 1999. The increase from the prior year was the result of an increase in the number of orders placed by consumers through the www.FTD.COM Internet site, as well as an increase in average order value.

         Costs of goods sold and services provided associated with Technology products and services increased $1.7 million, or 31.5% to $7.1 million for the three month period ended September 30, 1999 compared to $5.4 million for the three month period ended September 30, 1998. This increase is primarily due to increased costs associated with the Mercury Advantage and Mercury Wings TM systems sales.

         Costs of goods sold and services provided associated with Marketplace and Other decreased $1.0 million, or 9.6%, to $9.4 million for the three month period ended September 30, 1999, compared to $10.4 million for the three month period ended September 30, 1998. This decrease is primarily due to the decrease in production costs associated with the FSG.

         Costs of goods sold and services provided associated with Direct to Consumer increased $4.1 million, or 93.2%, to $8.5 million for the three month period ended September 30, 1999, compared to $4.4 million for the three month period ended September 30, 1998. The increase from the prior year was primarily due to increased processing and fulfillment costs associated with the increase in consumer orders placed through the www.FTD.COM Internet site.

         As a percent of revenue, costs of goods sold and services provided increased to 48.6% for the three month period ended September 30, 1999 from 45.5% for the three month period ended September 30, 1998. This is primarily due to decreased gross margin relating to the Marketplace and Other business segment.

         Selling, general and administrative expenses increased $6.9 million, or 29.1%, to $30.6 million for the three month period ended September 30, 1999 from $23.7 million for the three month period ended September 30, 1998. This is primarily due to FTD's increased costs associated with Internet marketing, advertising, convention and trade shows as well as increased travel and salary expenses associated with FTD.COM in comparison to the previous three months ended September 30, 1998.

         Net interest expense for the three month period ended September 30, 1999 was $1.1 million as compared to $2.2 million for the three month period ended September 30, 1998. The decrease of $1.1 million resulted from lower average interest rates for the three month period ended September 30, 1999 in comparison to the three month period ended September 30, 1998.

         Income tax for the three month period ended September 30, 1999 was a benefit of $1.6 million compared to an income tax benefit of $0.8 million for the comparable three month period ended September 30, 1998. The change resulted from the decrease in taxable income.

         As a result of the factors described above, net loss for the three month period ended September 30, 1999 increased $3.0 million to $3.8 million compared to a net loss of $0.8 million for the three month period ended September 30, 1998.

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

         As of September 30, 1999, $66.0 million is outstanding under the Company's Bank Credit Facilities of which $46.3 million is outstanding under the Multiple Draw Term Loan Facility. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced, over a period of seventeen consecutive unequal quarterly installments continuing thereafter until the termination date of December 31, 2003, through cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. As of September 30, 1999, the Company is in compliance with the covenants contained in the Bank Credit Facilities.

         In addition to its debt service obligations, FTD's remaining liquidity demands are primarily capital expenditures, Year 2000 compliance costs and working capital needs. For the three months ended September 30, 1999 and 1998, the Company's net capital expenditures were $2.2 million and $2.3 million respectively, of which $0.7 million and $0.2 million, respectively were for depreciable fixed assets such as furniture and equipment and $1.5 million and $2.1 million, respectively were for amortizable intangibles such as costs relating to the development and implementation of a new software package and other information technology costs. The Company's expected capital expenditures for fiscal 2000 are estimated to be in the range of $5.0 to $7.0 million and will primarily be used for continued implementation of the new software package and information technology purchases.

         The Company believes, based on current circumstances, that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities. The Company also believes that the net proceeds from the IPO of FTD.COM will be used to fund FTD.COM's anticipated capital expenditures and working capital needs.

         Cash used in operating activities was $5.7 million for the three month period ended September 30, 1999, compared to cash used in operating activities of $1.7 million for the three month period ended September 30, 1998. The increase in cash used in operating activities from the comparable period of the prior year was primarily attributable to the increase in net loss from operations incurred by the Company's subsidiary, FTD.COM. Depreciation and amortization was $1.9 million for the three month period ended September 30, 1999 and $1.7 million for the three month period ended September 30, 1998.

         Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $2.2 million for the three month period ended September 30, 1999, compared to cash used in investing activities of $2.3 million for the three month period ended September 30, 1998.

         Cash provided by financing activities was $14.3 million for the three month period ended September 30, 1999, compared to cash used in financing activities of $0.8 million for the three month period ended September 30, 1998. The increase in cash provided by financing activities is primarily a result of an increase in revolving credit borrowings during the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998. At September 30, 1999, the net proceeds from the IPO are recorded as a non-cash financing activity as the proceeds from the FTD.COM stock offering were not collected until October 4, 1999.

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

         FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's IT system requirements. FTD is currently in the implementation and training process for this new software package. There are three phases to the software implementation process. Phase 1 consists of the software implementation for the general ledger and accounts payable systems. Phase 2 consists of the software implementation for Marketplace distribution, floral order processing and accounts receivable. Phase 3 consists of the software implementation for credit card processing and directory publications. As of September 30, 1999, phase 1 and phase 2 have been completed and tested. The Company expects Phase 3 of the project to be completed and tested by November 15, 1999. This new software package will allow the Company to improve its execution and efficiency in recording financial and operational information in addition to providing a solution to the Year 2000 issue with respect to the Company's IT computer systems.

         As part of the Company's Year 2000 compliance efforts, the Company's plan includes contacting customers and third parties whose business interruption could have a significant impact on FTD's business. The Company has not completed its assessment of the Year 2000 issue as it relates to these customers and third party vendors and suppliers. However, it should be noted that the Company has over 19,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company has contacted the majority of key third parties in order to secure appropriate representation of Year 2000 compliance and to address the compatibility of systems. These vendors and suppliers include financial institutions and communication and transportation providers with whom the Company does business. The Company obtains its merchandise for resale and supplies for operational purposes from a variety of vendors located both within and outside the United States, of which no individual vendor or supplier is of significant dependence to the Company's merchandise and supply purchases. As of September 30, 1999, the Company has received appropriate representation of Year 2000 compliance from approximately 75% of the vendors and suppliers contacted and does not have any reason to believe the remaining vendors and suppliers contacted will suffer a business interruption as a result of the Year 2000 issue. In the event that a vendor or supplier is not able to supply the Company with the appropriate representation of Year 2000 compliance, the Company will establish alternative sources or strategies.

         As it relates to customers, the Company has included in its Year 2000 compliance efforts FTD products such as Mercury 2000, 3000 and 4000 terminals, Mercury Interface Boxes, Mercury Wings and Mercury Advantage

(Solaris and SCO) computer systems. The Company is well along in its efforts to test these systems and to remedy them, if necessary. The Company believes, based on testing to date, that the Mercury 2000, 3000 and 4000 terminals, as well as the Mercury Interface Boxes, Mercury Wings and release 7.0 of Mercury Advantage (Solaris and SCO) systems are already Year 2000 compliant. In the event that appropriate Year 2000 readiness is not achieved for a service or product identified by FTD as Year 2000 compliant, the Company will use commercially reasonable efforts to repair the affected portion of the service or product.

         The Company has undertaken a review of its non-IT systems which rely on embedded computer technology and consist primarily of those systems relating to the building and facilities. As of September 30, 1999, the Company has received appropriate Year 2000 representation from the suppliers of such systems and, at this time, the Company believes these systems will not have a material effect on the operations of the Company.

         During the implementation of the new enterprise software package, the Company has incurred and will continue to incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 3 months is expected to range between $1.0 and $3.0 million of which approximately $2.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use enterprise software. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to be material in terms of the Company's business, financial condition and results of operations. As of September 30, 1999, all scheduled implementation dates have been met, and the Company continues to anticipate the implementation to be completed by November 15, 1999. The Company intends to develop by December 15, 1999 and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance.

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

         The Company's exposure to interest rate risk is primarily a result of borrowings under the Bank Credit Facilities, which are subject to interest rates ranging from 6.8% to 7.0% at September 30, 1999. On December 15, 1998, the Company entered into an interest rate swap agreement for a notional amount of $23.1 million at a fixed rate of 5.74% plus a variable spread until December 31, 2000, in order to limit its exposure to interest rate fluctuations. At September 30, 1999, the variable spread was 1.5%.

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

         At September 30, 1999, $66.0 million of debt was outstanding under the Bank Credit Facilities. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on actual future interest expense for that portion of the debt. Therefore there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap at September 30, 1999, was a loss of approximately $113 thousand and was calculated based on future quarterly interest payments using the interest rate effective at September 30, 1999. At September 30, 1999, a 100 basis point decrease in interest rates would result in an approximate loss and payment to the counterparty of $386 thousand on the interest rate swap agreement.

         A portion of the Company's outstanding variable rate debt which totaled $42.9 million as of September 30, 1999, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR would result in an increase of $429 thousand to the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the financial statements.

         The Company will continue to monitor changing economic conditions and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the condensed consolidated statements of operations and did not have a material effect on other comprehensive income for the three month periods ended September 30, 1999 and 1998. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future based on historical foreign currency exchange rate fluctuations. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         FTD is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's business, financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit No.                Description

    27                      Financial Data Schedule.

(b) Reports on Form 8-K

    FTD did not file any reports on Form 8-K during the three month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November, 1999.

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

                                  EXHIBIT INDEX

    Exhibit
    Number                  Description

    27                      Financial Data Schedule