Form 10-Q
period 1999-12-31
IOS BRANDS CORP
filed 2000-02-11
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                             Commission File Number
                                    000-21277

                             IOS BRANDS CORPORATION
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                      13-3711271
         --------                                   ---------------
(State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation of Organization)                    Identification No.)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
                          ----------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
    As of February 1, 2000, there were 12,380,270 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 2,948,750 outstanding shares of the Registrant's Class B Common Stock, par value $.0005 per share.

                             IOS BRANDS CORPORATION

                                      INDEX
                                                                           PAGE
Part I. Financial Information

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets.............................  3

         Condensed Consolidated Statements of Operations and Comprehensive
         Income............................................................  4

         Condensed Consolidated Statements of Cash Flows...................  5

         Notes to Condensed Consolidated Financial Statements..............  6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 16

Part II. Other Information

 Item 1.  Legal Proceedings................................................ 18
 Item 4.  Submission of Matters to a Vote of Security Holders.............. 18
 Item 6.  Exhibits and Reports on Form 8-K................................. 18

Signatures................................................................. 19

Exhibit Index.............................................................. 20

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                             IOS BRANDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,                JUNE 30,
                                                                                       1999                       1999
                          ASSETS                                                    (UNAUDITED)                (AUDITED)
                                                                                 ---------------            --------------
                                                                                               (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                                                            $41,372                   $2,468
     Accounts receivable, less allowance for doubtful accounts
         of $1,873 at December 31, 1999 and  $1,681 at June 30, 1999                       24,640                   22,813
     Inventories                                                                           14,340                   13,641
     Deferred income taxes                                                                  3,005                    3,045
     Prepaid expenses                                                                       3,847                    4,088
     Distribution agreements                                                                  881                    1,707
                                                                                 ----------------           --------------
                   TOTAL CURRENT ASSETS                                                    88,085                   47,762

     Property and equipment, less accumulated depreciation
         of $35,227 at December 31, 1999 and $33,504 at June 30, 1999                      15,842                   15,984

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $581 at December 31, 1999 and $445 at June 30, 1999                               923                    1,059
     Deferred income taxes                                                                  6,519                    1,440
     Other noncurrent assets                                                               11,682                    6,722
     Goodwill and other intangibles, less accumulated amortization
         of $15,181 at December 31, 1999 and $13,654 at June 30, 1999                      70,203                   71,730
                                                                                 ----------------           --------------
                   TOTAL OTHER ASSETS                                                      89,327                   80,951

                   TOTAL ASSETS                                                          $193,254                 $144,697
                                                                                 ================           ==============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $47,747                 $32,425
     Customer deposits and accrued customer incentive programs                             17,577                  15,751
     Other accrued liabilities                                                              8,468                   6,164
                                                                                 ----------------          --------------
                   TOTAL CURRENT LIABILITIES                                               73,792                  54,340

Long-term debt                                                                             57,250                  51,750
Pension and other post-retirement benefits                                                  5,580                   5,755

Preferred stockholders' equity in a subsidiary company                                          -                   9,074

Minority interest in subsidiary                                                            43,246                       -

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                             123                     123
          Class B                                                                               2                       2
     Paid-in capital                                                                       37,170                  37,018
     Accumulated deficit                                                                  (21,213)                (10,648)
     Cumulative translation adjustments                                                       (69)                    (96)
     Unamortized restricted stock                                                            (767)                   (913)
     Treasury stock                                                                        (1,860)                 (1,708)
                                                                                 ----------------         ---------------
                   TOTAL STOCKHOLDERS' EQUITY                                              13,386                  23,778

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $193,254                $144,697
                                                                                 ================         ===============

See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three Months                     Six Months
                                                                            Ended                           Ended
                                                                          December 31,                    December 31,
                                                                      1999           1998             1999           1998
                                                                   -------------------------       -------------------------
                                                                           (In thousands, except per share amounts)
REVENUES:
     Technology Products and Services                              $  32,509       $  29,267       $  61,119       $  53,353
     Marketplace and Other                                            14,162          13,491          26,464          28,344
     Direct to Consumer                                               20,947          11,632          31,723          17,207
                                                                   ---------       ---------       ---------       ---------
           Total revenues                                          $  67,618       $  54,390       $ 119,306       $  98,904
                                                                   ---------       ---------       ---------       ---------

COSTS OF GOODS SOLD AND SERVICES PROVIDED:
     Technology Products and Services                                  6,767           4,753          13,848          10,112
     Marketplace and Other                                            10,507           8,534          19,952          18,958
     Direct to Consumer                                               16,517           9,132          25,264          13,626
                                                                   ---------       ---------       ---------       ---------

           Total costs of goods sold and services
                provided                                              33,791          22,419          59,064          42,696
                                                                   ---------       ---------       ---------       ---------

OPERATING EXPENSES:
     Advertising and selling                                          32,594          17,931          52,545          32,588
     General and administrative                                       11,588           8,964          22,245          18,052
                                                                   ---------       ---------       ---------       ---------
           Total operating expenses                                   44,182          26,895          74,790          50,640

           Income (loss) from operations                             (10,355)          5,076         (14,548)          5,568
                                                                   ---------       ---------       ---------       ---------

OTHER INCOME AND EXPENSES:
     Interest income                                                    (648)           (141)           (830)           (316)
     Interest expense                                                  1,474           2,162           2,727           4,540
     Foreign exchange (gain) loss and other income                       (41)            (25)             96             (72)
                                                                   ---------       ---------       ---------       ---------

           Total other income and expenses                               785           1,996           1,993           4,152
                                                                   ---------       ---------       ---------       ---------

           Income (loss) before income tax, minority interest
               and extraordinary item                                (11,140)          3,080         (16,541)          1,416
                                                                   ---------       ---------       ---------       ---------

Income tax expense (benefit)                                          (3,346)          1,444          (4,965)            625
Minority interest in loss of subsidiary                               (1,003)           --            (1,011)           --
                                                                   ---------       ---------       ---------       ---------

           Net income (loss) before extraordinary item                (6,791)          1,636         (10,565)            791
                                                                   ---------       ---------       ---------       ---------

Extraordinary item:
           Loss on early extinguishment of debt, net of
               income tax benefit of $3,428                             --            (3,714)           --            (3,714)
                                                                   ---------       ---------       ---------       ---------

           Net loss                                                ($  6,791)      ($  2,078)      ($ 10,565)      ($  2,923)
                                                                   ---------       ---------       ---------       ---------

Other comprehensive income (loss):
     Foreign currency translation adjustments                             22              22              27             (36)
                                                                   ---------       ---------       ---------       ---------
           Comprehensive loss                                      ($  6,769)      ($  2,056)      ($ 10,538)      ($  2,959)
                                                                   =========       =========       =========       =========

EARNINGS (LOSS) PER SHARE:
     Basic and diluted before extraordinary item                   ($   0.44)      $    0.11       ($   0.69)      $    0.05
                                                                   =========       =========       =========       =========

     Extraordinary item                                                 --         ($   0.24)           --         ($   0.24)
                                                                   =========       =========       =========       =========

     Basic and diluted                                             ($   0.44)      ($   0.13)      ($   0.69)      ($   0.19)
                                                                   =========       =========       =========       =========

     Common shares used in the calculation of basic and
            diluted earnings (loss) per share                         15,345          15,364          15,345          15,364
                                                                   =========       =========       =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                    Six Months
                                                                                                       Ended
                                                                                                   December 31,
                                                                                             1999                1998
                                                                                         ------------        ------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                             ($10,565)          ($ 2,923)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                      4,346              5,797
            Minority interest in loss of subsidiary                                           (1,011)              --
            Accounts receivable                                                               (1,827)            (1,495)
            Deferred income taxes                                                             (5,039)            (2,988)
            Other current assets                                                                (694)            (1,465)
            Accounts payable                                                                  15,322             10,524
            Customer deposits and accrued customer incentive programs                          1,826             (4,497)
            Other accrued liabilities                                                          2,403              1,870
                                                                                         ------------        ------------
                 Net cash provided by operating activities                                  $  4,761           $  4,823

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                              (7,355)            (5,339)
                                                                                         ------------        ------------
                 Net cash used in investing activities                                        (7,355)            (5,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds of revolving credit borrowings                                             5,500              3,249
       Repurchase of common stock, net                                                          --               (1,152)
       Issuance of subsidiary common stock,net                                                35,971               --
                                                                                         ------------        ------------
                 Net cash provided by financing activities                                    41,471              2,097

       Effect of foreign exchange rate changes on cash                                            27                (36)
                                                                                         ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     38,904              1,545

       Cash and cash equivalents at beginning of period                                        2,468             13,615
                                                                                         ------------        ------------
       Cash and cash equivalents at end of period                                           $ 41,372           $ 15,160
                                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
            Interest paid                                                                   $  1,907           $  4,200
                                                                                         ============        ============
            Income taxes paid                                                               $    114           $      0
                                                                                         ============        ============

See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

         At the Annual Meeting of Stockholders held on November 17, 1999, a majority of the stockholders voted in favor on the proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from FTD Corporation to IOS BRANDS CORPORATION. The unaudited condensed consolidated financial statements as of and for the three and six month periods ended December 31, 1999, include the accounts of IOS BRANDS CORPORATION and its wholly-owned subsidiaries, Florists' Transworld Delivery, Inc. ("FTD") and Value Network Service, Inc. ("VNS") (collectively, "the Company" or "IOS"). FTD, the principal operating subsidiary of the Company, includes its wholly owned subsidiaries Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as those of its majority owned subsidiary FTD.COM INC. ("FTD.COM"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included (and any such adjustments are of a normal, recurring nature).

         Certain amounts in the condensed consolidated balance sheets, statements of operations and comprehensive income and cash flows as of and for the three and six month periods ended December 31, 1998 have been reclassified to conform to the current period presentation. This includes the reclassification of certain revenues generated from Direct to Consumer activities which were previously reported net of costs relating to processing and fulfillment and are now recorded on a gross basis. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer costs of goods sold and services provided. The Company has also made other reclassifications of costs of goods sold and services provided and selling, general and administrative expenses in order to conform to the current period presentation.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD florists were required to purchase a FSG and related workbook. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD florist in good standing. FTD will revise this FSG for new FTD products every other fiscal year and recognize the related revenue at the time of shipment to all FTD florists. In the six month period ended December 31, 1998 revenue from such FSG sales totaled $2.7 million.

Note 3.  Capital Transactions

         During the six month period ended December 31, 1999, pursuant to the terms of the Company's stock award and incentive plan, options to purchase 88,400 Class A shares were granted and options to purchase 15,600 Class A shares previously granted were canceled. In addition, the Company did not repurchase into treasury any shares of outstanding common stock or issue any shares of restricted stock to officers during the six month period ended December 31, 1999.

         During the six month period ended December 31, 1998, the Company granted options to purchase 137,100 Class A shares and 70,000 Class A shares were issued to officers as restricted stock. In addition, options to purchase 1,500 Class A shares were exercised, options to purchase 11,700 Class A shares previously granted were canceled and 50,866 and 51,250 Class A and B shares, respectively, were repurchased into treasury.

Note 4.  Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent that they are not anti-dilutive. Basic and diluted earnings per common share for the three and six month periods ended December 31, 1999 were computed based on the weighted average number of common shares outstanding of 15,344,870. For the three and six month periods ended December 31, 1998, basic and diluted earnings per common share were computed based on the weighted average number of common shares outstanding of 15,364,251 and 15,363,597, respectively.

         Shares associated with stock options which were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 258,000 shares and 195,000 shares in the three and six month periods ended December 31, 1999, respectively and approximately 103,000 and 105,000 in the three and six month periods ended December 31, 1998, respectively.

Note 5.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified three reportable business segments based on the nature of its products and services and financial reports.

         These business segments include Technology Products and Services, Marketplace and Other and Direct to Consumer. Technology Products and Services consists of technology based products and services, offered to the Company's customers. This includes FTD's Mercury equipment, Mercury Advantage systems, Mercury Wings TM systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing, Interflora, Inc. and VNS. Marketplace and Other consists of FTD's floral related products, specialty gift products and greeting cards offered to FTD's customers for resale as well as the FSG and other miscellaneous income items. Direct to Consumer includes FTD.COM's floral and specialty gift order capabilities offered directly to consumers through the 1-800-SEND-FTD toll-free telephone number and the www.FTD.COM Internet site.

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, the chief operating decision maker reviews segment financial performance to the operating income level for the Direct to Consumer business segment (FTD.COM) and to the gross margin level for the Company's remaining business segments. Of the Company's assets totaling $193.3 million as of December 31, 1999, the assets of FTD.COM totaled $38.2 million, of which $33.2 million was cash and cash equivalents. Financial resources utilized by FTD.COM are currently generated from its own sources of liquidity. The assets of the Company's other two operating business segments share the majority of the remaining assets of $155.1 million. Resource allocating decisions are not made on the basis of the reportable segment's assets.

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Basis of Presentation. In connection with the Initial Public Offering (IPO) of FTD.COM's Class A common stock, FTD and FTD.COM entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, indemnification agreement, trademark license agreement, a registration rights agreement, a tax sharing agreement and a web site hosting agreement.

         The following tables detail the Company's operating results by reportable business segment for the three and six month periods ended December 31, 1999 and 1998.


                                               THREE MONTH PERIOD ENDED DECEMBER 31,

                                                        1999                                             1998
                                                        ----                                             ----
                                      ----------    --------------   --------------   ----------    --------------   --------------
                                         GROSS                                           GROSS
                                        SEGMENT      ELIMINATIONS     CONSOLIDATED      SEGMENT      ELIMINATIONS     CONSOLIDATED
                                      ----------    --------------   --------------   ----------    --------------   --------------
REVENUES:

Technology Products and Services
                                       $ 32,947        $   (438)       $ 32,509        $ 29,419        $   (152)       $ 29,267

Marketplace and Other                    14,162              --          14,162          13,491              --          13,491

Direct to Consumer                       23,588          (2,641)         20,947          12,688          (1,056)         11,632
                                       --------        --------        --------        --------        --------        --------

Total revenues                           70,697          (3,079)         67,618          55,598          (1,208)         54,390
                                       --------        --------        --------        --------        --------        --------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:

Technology Products and Services
                                          7,471            (704)          6,767           4,753              --           4,753

Marketplace and Other                    10,507              --          10,507           8,534              --           8,534

Direct to Consumer                       16,955            (438)         16,517           9,870            (738)          9,132
                                       --------        --------        --------        --------        --------        --------

  Total costs of goods sold and
        services provided                34,933          (1,142)         33,791          23,157            (738)         22,419
                                       --------        --------        --------        --------        --------        --------

OPERATING EXPENSES:

Technology and Marketplace               27,667          (2,956)         24,711          22,767          (2,403)         20,364

Direct to Consumer                       18,452          (1,019)         19,471           4,598           1,933           6,531
                                       --------        --------        --------        --------        --------        --------

Total operating expenses                 46,119          (1,937)         44,182          27,365            (470)         26,895
                                       --------        --------        --------        --------        --------        --------

OPERATING INCOME (LOSS)                $(10,355)       $     --        $(10,355)       $  5,076        $     --        $  5,076
                                       ========        ========        ========        ========        ========        ========

GROSS MARGIN BY SEGMENT:

Technology Products and Services
                                       $ 25,476        $    266        $ 25,742        $ 24,666        $   (152)       $ 24,514

Marketplace and Other                     3,655              --           3,655           4,957              --           4,957

Direct to Consumer                        6,633          (2,203)          4,430           2,818            (318)          2,500
                                       --------        --------        --------        --------        --------        --------

  Total                                $ 35,764        $ (1,937)       $ 33,827        $ 32,441        $   (470)       $ 31,971
                                       ========        ========        ========        ========        ========        ========



                                                               SIX MONTH PERIOD ENDED DECEMBER 31,

                                                        1999                                             1998
                                                        ----                                             ----
                                      ----------    --------------   --------------   ----------    --------------   --------------
                                         GROSS                                           GROSS
                                        SEGMENT      ELIMINATIONS     CONSOLIDATED      SEGMENT      ELIMINATIONS     CONSOLIDATED
                                      ----------    --------------   --------------   ----------    --------------   --------------
REVENUES:

Technology Products and Services
                                      $  61,770       $    (651)      $  61,119       $  53,583       $    (230)      $  53,353

Marketplace and Other                    26,464              --          26,464          28,344              --          28,344

Direct to Consumer                       36,031          (4,308)         31,723          18,793          (1,586)         17,207
                                      ---------       ---------       ---------       ---------       ---------       ---------

  Total revenues                        124,265          (4,959)        119,306         100,720          (1,816)         98,904
                                      ---------       ---------       ---------       ---------       ---------       ---------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:

Technology Products and Services
                                         15,111          (1,263)         13,848          10,112              --          10,112

Marketplace and Other                    19,952              --          19,952          18,958              --          18,958

Direct to Consumer                       25,915            (651)         25,264          14,730          (1,104)         13,626
                                      ---------       ---------       ---------       ---------       ---------       ---------

  Total costs of goods sold and
        services provided                60,978          (1,914)         59,064          43,800          (1,104)         42,696
                                      ---------       ---------       ---------       ---------       ---------       ---------

OPERATING EXPENSES:

Technology and Marketplace               51,952          (5,092)         46,860          43,893          (3,800)         40,093

 Direct to Consumer                      25,883           2,047          27,930           7,459           3,088          10,547
                                      ---------       ---------       ---------       ---------       ---------       ---------

Total operating expenses                 77,835          (3,045)         74,790          51,352            (712)         50,640
                                      ---------       ---------       ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)               $ (14,548)      $      --       $ (14,548)      $   5,568       $      --       $   5,568
                                      =========       =========       =========       =========       =========       =========

GROSS MARGIN BY SEGMENT:

Technology Products and Services
                                      $  46,659       $     612       $  47,271       $  43,471       $    (230)      $  43,241

Marketplace and Other                     6,512              --           6,512           9,386              --           9,386

Direct to Consumer                       10,116          (3,657)          6,459           4,063            (482)          3,581
--------------------------------      ---------       ---------       ---------       ---------       ---------       ---------

  Total                               $  63,287       $  (3,045)      $  60,242       $  56,920       $    (712)      $  56,208
                                      =========       =========       =========       =========       =========       =========

Note 6.  Initial Public Offering of FTD.COM

         On September 28, 1999, FTD's subsidiary FTD.COM agreed to issue and sell 4,500,000 shares of its Class A common stock to the public in an IPO transaction at a price of $8.00 per share, resulting in gross proceeds from the offering of $36.0 million. The IPO closed on October 4, 1999, at which time FTD.COM collected the gross proceeds of $36.0 million less underwriting discounts of $2.5 million. In addition, the $33.5 million net cash received from the underwriters was reduced by other offering expenses of $2.0 million. The net proceeds of $31.5 million were recorded as minority interest in subsidiary. Prior to the IPO, FTD owned 100% of the outstanding common stock of FTD.COM. There was no gain recorded by the Company upon the sale of FTD.COM's stock. The Company's accounting policy is to account for a subsidiary direct sale of unissued shares as a capital transaction.

         Upon the closing of the IPO of FTD.COM on October 4, 1999, the 90,000 shares of FTD.COM's Series A 8% Cumulative Redeemable Convertible Preferred Stock were automatically converted into 1,384,614 shares of FTD.COM Class A common stock. Upon conversion, the Company reclassified the preferred stockholders' equity in a subsidiary of $9.0 million to minority interest in subsidiary and the accrued dividends of $74,301 were offset against the retained earnings of FTD.COM.

         On October 6, 1999, the underwriters of the IPO exercised their one time option to purchase 495,000 additional shares of FTD.COM Class A common stock at the IPO price of $8.00 per share, representing a portion of the over-allotment option granted to the underwriters in connection with the IPO. The net proceeds to FTD.COM from this issuance and sale of 495,000 shares of Class A common stock were $3.7 million after deducting underwriting discounts and commissions and were recorded as minority interest in subsidiary.

         Upon completion of the above events, FTD owns approximately 87% of the outstanding common stock of FTD.COM through its ownership of 40,920,000 shares of Class B common stock (as adjusted for the 12-for-1 stock split on July 30, 1999). In addition, the minority interest of 13% is represented by the 4,500,000 shares of Class A common stock sold to the public, the 1,384,614 shares from the conversion of the Series A preferred stock into shares of Class A common stock and the issuance and sale of 495,000 shares of Class A common stock to the underwriters pursuant to the underwriters' exercise of their over-allotment option.

Note 7.  Minority Interest in Subsidiary

         The Company's condensed consolidated financial statements as of and for the three and six month periods ended December 31, 1999, reflect the minority interest in FTD's subsidiary FTD.COM. The Company's accounting policy is to deduct the minority interest in net income (loss) to arrive at consolidated net income.

         The minority interest in loss of subsidiary of $1.0 million reflected on the condensed consolidated statements of operations and comprehensive income represents the net tax-effected loss attributable to the 13% minority shareholders from the date of the IPO of FTD.COM for the three and six months ended December 31, 1999.

         The $43.2 million minority interest in subsidiary reflected on the condensed consolidated balance sheets as of December 31, 1999 consists of the $31.5 million net proceeds from the closing of the IPO, the $9.0 million from the reclassification of the preferred stockholders' equity in a subsidiary, the $3.7 million net proceeds from the underwriters exercise of their over-allotment option, offset by the minority interest in loss of subsidiary of $1.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Effective November 18, 1999, FTD Corporation changed its name to IOS Brands Corporation, which will allow the Company to build on the multi-brand name recognition and distinguish it from the operating subsidiary Florists' Transworld Delivery, Inc.

         Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties, and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to maintain its advertising presence, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

         The Company generates its revenue from three principal areas of operation. These areas have been identified as Technology Products and Services, Marketplace and Other and Direct to Consumer.

           Technology Products and Services consists primarily of:
       - Mercury equipment, Mercury Advantage systems and Mercury Wings TM systems sales, which includes both sales and leases of hardware and software to FTD florists.

       - Mercury Network, which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses.

       - Clearinghouse, which provides order billing and collection services to both the sending and receiving florists and for which FTD receives a percentage of the sales price for the service.

       - Flowers After Hours, which is FTD's call forwarding service whereby FTD receives orders for participating florists when that florists' shop is closed or otherwise unavailable. FTD charges a fee for each transaction processed.

       - Publications, which consists of the FTD Directory published on a quarterly basis on CD ROM as well as in paper book form. Publications also includes revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online through FTD.COM's Internet site www.FTD.COM.

       - Credit Card processing, which is a service offered to participating florists whereby FTD pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than the FTD florists could secure individually.

       - Interflora, Inc. is a joint venture between the Company, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists to enable florists to transmit and receive orders outside North America.

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

         The Direct to Consumer segment represents revenue derived from FTD's majority owned subsidiary, FTD.COM. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.FTD.COM Web site. FTD.COM's revenue includes the sales price of flowers and specialty gifts as well as a service fee charged to the consumer.

         In view of the rapidly changing nature of the Company's Direct to Consumer business and seasonal variations of the Company's other business segments, the Company believes that comparisons of its operating results for any period with those of the preceding period are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. This fluctuation is primarily attributable to increased sales and advertising expenditures during popular floral holiday seasons in the fiscal quarters ended March 31, June 30 and December 31. As a result of increased brand development costs, marketing costs and systems and technology development costs in the Direct to Consumer business segment, the Company expects to record significantly greater losses as compared to the preceding periods for the remainder of the year ended June 30, 1999 and into the foreseeable future.

THREE MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998.

         Total revenues increased by $13.2 million, or 24.3%, to $67.6 million for the quarter ended December 31, 1999 compared to $54.4 million for the quarter ended December 31, 1998. This increase in revenue was primarily the result of increases in the Direct to Consumer and Technology Products and Services business segments.

         Technology Products and Services segment revenue increased by $3.2 million, or 10.9%, to $32.5 million for the quarter ended December 31, 1999 compared to $29.3 million last year. This increase was primarily due to increases in Clearinghouse and Credit Card Processing revenues.

         Marketplace and Other segment revenue increased by $0.7 million, or 5.2%, to $14.2 million for the quarter ended December 31, 1999 over $13.5 million last year. The increase was primarily the result of an increase in holiday product sales over the prior year.

         Direct to Consumer segment revenue increased by $9.3 million, or 80.2%, to $20.9 million for the quarter ended December 31, 1999 compared to $11.6 million a year ago. The increase over the prior year was primarily due to an increase in the number of orders placed by consumers through the www.FTD.COM Internet site.

         Total cost of goods sold and services provided increased by $11.4 million, or 50.9%, to $33.8 million for the quarter ended December 31, 1999 compared to $22.4 million a year earlier. This increase was primarily attributable to the costs associated with an increase in revenues in the Direct to Consumer segment. As a percent of revenue, total costs of goods sold and services provided increased to 50.0% for the quarter ended December 31, 1999 from 41.2% a year earlier. This was primarily due to decreased gross margins relating to the Technology Products and Services and the Marketplace and Other business segments.

         Costs of goods sold and services provided associated with Technology Products and Services increased $2.0 million, or 41.7% to $6.8 million for the quarter ended December 31, 1999 compared to $4.8 million in the prior year. This increase was primarily due to higher equipment and support costs associated with increased sales of Mercury Advantage and Mercury Wings TM systems.

         Costs of goods sold and services provided associated with Marketplace and Other increased by $2.0 million, or 23.5%, to $10.5 million for the quarter ended December 31, 1999 compared to $8.5 million a year ago. Selling holiday product at a higher discount, as well as incurring incremental freight costs on more volume, were leading causes of the increase. In addition, increased product costs on new lines of holiday and branded products contributed to the increase in cost of goods sold.

         Costs of goods sold and services provided associated with Direct to Consumer increased $7.4 million, or 81.3%, to $16.5 million for the quarter ended December 31, 1999 compared to $9.1 million last year. The increase was primarily attributable to costs associated with processing and fulfilling more consumer orders.

         Advertising and selling expenses increased by $14.7 million, or 82.1%, to $32.6 million for the quarter ended December 31, 1999 from $17.9 million a year earlier. This was primarily due to increased costs associated with internet marketing, national advertising, convention and trade shows.

         General and administrative expenses increased $2.6 million, or 28.9%, to $11.6 million for the quarter ended December 31, 1999 from $9.0 million a year earlier. The increase was primarily due to increased payroll and administrative costs to support the Company's growth.

         Interest income increased by $0.5 million over the prior year, to $0.6 million for the quarter ended December 31, 1999, resulting from interest earned on the unused proceeds of the IPO of FTD.COM. Interest expense decreased by $0.7 million from the prior year, to $1.5 million for the quarter ended December 31, 1999. The decrease is primarily due to the extinguishment of $60.0 million of 14% Senior Subordinated Notes on December 15, 1998 utilizing existing bank credit facilities having a lower average borrowing rate.

         The provision for income taxes and the effective tax rates for the quarters ended December 31, 1999 and 1998, were a benefit of $3.3 million and 29.7% and a provision of $1.4 million and 45.2%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and other items, which reduces the Company's tax rate when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position.

         The net loss for the quarter ended December 31, 1999 includes $1.0 million of minority interest in the loss of the Company's subsidiary FTD.COM from the date of the IPO. The net income/loss before extraordinary item, was a loss of $6.8 million for the quarter ended December 31, 1999 compared to income of $1.6 million a year earlier, an $8.4 million decrease year on year. The decrease was primarily the result of increased advertising, selling and marketing expenses associated with the Company's recently launched national advertising campaign and the Direct to Consumer business segment. The net loss for the quarter ended December 31 1998, includes an after-tax extraordinary loss of $3.7 million as a result of the extinguishment of debt as noted above.


SIX MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 1998.

         Total revenues increased by $20.4 million, or 20.6%, to $119.3 million for the first half ended December 31, 1999 compared to $98.9 million a year earlier. This increase was primarily the result of an increase in revenues in the Direct to Consumer and Technology Products and Services business segments, offset in part by a decrease in revenues in the Marketplace and Other business segment.

         Technology Products and Services segment revenue increased by $7.7 million, or 14.4%, to $61.1 million in the first half ended December 31, 1999 compared to $53.4 million last year. This increase was due in part to increases in Clearinghouse and Credit Card Processing revenues and higher sales of the Mercury Wings TM and Mercury Advantage systems.

         Marketplace and Other segment revenue decreased by $1.8 million, or 6.4%, to $26.5 million for the first half ended December 31, 1999 from $28.3 million a year ago. The decrease was primarily the result of $2.7 million in revenues for the Floral Selections Guide "FSG," (see Note 2. Revenues from Sale of Floral Selections Guide), recorded in the first half of last year versus no FSG revenues recorded in the first half ended December 31, 1999. This decrease was partially offset by an increase in holiday product sales over the prior year.

         Direct to Consumer segment revenue increased by $14.5 million, or 84.3%, to $31.7 million for the first half ended December 31, 1999 compared to $17.2 million a year earlier. The increase over the prior year was primarily due to an increase in the number of orders placed by consumers through the www.FTD.COM Internet site.

         Total cost of goods sold and services provided increased by $16.4 million, or 38.4%, to $59.1 million for the first half ended December 31, 1999 compared to $42.7 million a year earlier. This increase was primarily attributable to the costs associated with an increase in revenues in the Direct to Consumer segment. As a percent of revenue, total costs of goods sold and services provided increased to 49.5% for the first half ended December 31, 1999 from 43.2% a year earlier. This was primarily due to decreased gross margins relating to the Technology Products and Services and the Marketplace and Other business segments.

         Costs of goods sold and services provided associated with Technology Products and Services increased $3.7 million, or 36.6% to $13.8 million for the first half ended December 31, 1999 compared to $10.1 million in the prior year. This increase was primarily due to higher equipment and support costs associated with increased sales of Mercury Advantage and Mercury Wings TM systems.

         Costs of goods sold and services provided associated with Marketplace and Other increased by $1.0 million, or 5.3%, to $20.0 million for the first half ended December 31, 1999, compared to $19.0 million a year ago. Cost of goods sold in the first half of last year included $1.7 million of costs related to the FSG versus no costs in the first half ended December 31, 1999. The remaining increase in cost of goods sold for the first half ended December 31, 1999 over the same period last year was primarily due to selling holiday product at a higher discount as well as incurring incremental freight costs on more volume. In addition, increased product costs on new lines of holiday and branded products contributed to the increase in cost of goods sold.

         Costs of goods sold and services provided associated with Direct to Consumer increased $11.7 million, or 86.0%, to $25.3 million for the first half ended December 31, 1999 compared to $13.6 million a year ago. The increase was primarily attributable to costs associated with processing and fulfilling more consumer orders.

         Advertising and selling expenses increased by $19.9 million, or 61.0%, to $52.5 million for the first half ended December 31, 1999 from $32.6 million a year earlier. This was primarily due to increased costs associated with national advertising, Internet marketing, convention and trade shows.

         General and administrative expenses increased $4.1 million, or 22.7%, to $22.2 million for the first half ended December 31, 1999 from $18.1 million for the same period a year earlier. This increase was primarily due to increased payroll and administrative costs to support the growth of the Company and costs associated with protecting the FTD brand and corporate rights.

         Interest income increased by $0.5 million over the prior year, to $0.8 million for the first half ended December 31, 1999, resulting primarily from interest earned on unused proceeds from the IPO of FTD.COM. Interest expense decreased by $1.8 million from the prior year, to $2.7 million for the first half ended December 31, 1999. The decrease was primarily attributable to a lower borrowing rate year on year as a result of extinguishing $60.0 million of 14% Senior Subordinated Notes on December 15, 1998 and utilizing existing bank credit facilities having a lower average borrowing rate.

         The provision for income taxes and the effective tax rates for the six month periods ended December 31, 1999 and 1998 were a benefit of $5.0 million and 30% and a provision of $0.6 million and 42.9%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and other items, which reduces the Company's tax rate when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position.

         The net loss for the six month period ended December 31, 1999 includes the minority interest in the loss of the Company's subsidiary FTD.COM from the date of the IPO. The net income/loss before extraordinary item was a loss of $10.6 million for the first half ended December 31, 1999 compared to income of $0.8 million for the same period a year earlier, an $11.4 million decrease year on year. The decrease was primarily the result of increased advertising, selling and marketing expenses associated with the Company's recently launched national advertising campaign and the Direct to Consumer business segment. The net loss for the six months ended December 31 1998, includes an after-tax extraordinary loss of $3.7 million as a result of the extinguishment of debt as noted above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $38.9 million to $41.4 million as of December 31, 1999 from $2.5 million as of June 30, 1999. For the six months ended December 31, 1998, cash and cash equivalents increased by $1.5 million to $15.2 million from $13.6 million as of June 30, 1998.

         Cash provided by operating activities was $4.8 million for the six months ended December 31, 1999 and 1998. Net losses increased $7.7 million to $10.6 million for the six months ended December 31, 1999. The increase in net losses was offset primarily by increases in cash provided by accounts payable and accrued customer incentives.

         Cash used in investing activities was $7.4 million for the six months ended December 31, 1999 compared to $5.3 million for the same period a year ago. Expenditures for depreciable fixed assets such as furniture and equipment were $1.5 million and $2.0 million, respectively. Expenditures for amortizable intangibles such as costs relating to the development and implementation of a new software package and other information technology costs were $5.9 million, of which $2.5 million related to the Direct to Consumer business segment, and $3.3 million, respectively. The Company's anticipated capital expenditures for fiscal 2000 are estimated to be in the range of $14.0 to $17.0 million, of which approximately $9.0 million is expected to be used for developing the Company's new internet site for the Direct to Consumer business segment and approximately $5.0 million to $8.0 million will primarily be used for information technology purchases.

         Cash provided by financing activities was $41.5 million for the six months ended December 31, 1999, compared to $2.1 million for the same period a year earlier. The net proceeds from FTD.COM's IPO generated $36.0 million of the increase and the remainder came from an increase in borrowings under the bank credit facilities. The Company intends to use the net proceeds from the IPO of FTD.COM to fund FTD.COM's anticipated capital expenditures and working capital needs.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consists of a $42.5 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. As of December 31, 1999, the Company had $42.5 million outstanding under the Multiple Draw Term Loan Facility, $14.8 million outstanding under the Revolving Credit Facility and $1.4 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced, over a period of sixteen consecutive unequal quarterly installments continuing thereafter until the termination date of December 31, 2003, through cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of December 31, 1999, the Company was in compliance with the covenants contained in the Bank Credit Facilities.

         In addition to its debt service obligations, the Company's remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities. The Company's Direct to Consumer business segment, FTD.COM, may have long-term liquidity needs that may require it to raise additional capital. If FTD.COM needed to raise additional capital and was not able to do so, FTD.COM would have to alter its operating plan significantly, which could have a material effect on the results of operations and financial condition of FTD.COM and the Company.

DEFERRED TAX ASSET

         As of December 31, 1999 and June 30, 1999, the current and long-term deferred tax assets were $3.0 million and $6.5 million and $3.0 million and $1.4 million, respectively. The long-term deferred tax asset for both periods includes a $1.5 million valuation allowance. The Company's net operating loss carryforwards at June 30, 1999 are approximately $17.2 million, the tax benefits of which are included as noncurrent tax assets and will expire if unused as follows: $2.4 million in 2007, $2.3 million in 2008, $0.8 million in 2009, $5.2 million in 2010 and $6.6 million in 2011. In addition, the tax benefit of $4.7 million as a result of a pre-tax loss of $16.5 million for the six-month period ended December 31, 1999, is also included in the long-term deferred tax asset. The Company expects to incur significant losses in the foreseeable future. However, management believes that based on their evaluation of taxable income in future years coupled with tax planning strategies that a $1.5 million valuation allowance is appropriate as of December 31, 1999.

YEAR 2000 COMPLIANCE

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant impact to its on-going business operations as a result of the "Year 2000 issue" and is currently not aware of any significant Year 2000 or similar problems relating to the Company's customers, suppliers and vendors. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap-year related problems, may occur with clearing house, billing, payables, payroll or other financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk, which primarily relates to interest rate risk. The Company's policy is to enter into certain derivative instruments in an effort to hedge its underlying economic exposure and to manage these instruments with the objective to reduce its exposure to changes in interest rates. The Company currently does not use derivative instruments for trading purposes.

         The Company's exposure to interest rate risk is primarily a result of borrowings under the Bank Credit Facilities, which are subject to interest rates ranging from 7.56% to 8.00% as of December 31, 1999. On December 15, 1998, the Company entered into an interest rate swap agreement at a fixed rate of 5.74% plus a variable spread until December 31, 2000 in order to limit its exposure to interest rate fluctuations. At December 31, 1999, the notional amount of the interest rate swap agreement was $22.5 million and the variable spread was 1.50%. The Company believes the terms of the interest rate swap agreement are sufficient precautions to limit the Company's exposure to changing interest rates.

         At December 31, 1999, $57.3 million of debt was outstanding under the Bank Credit Facilities. Because the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on actual future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap at December 31, 1999 was a loss of approximately $50 thousand and was calculated based on future quarterly interest payments using the interest rate effective at December 31, 1999. At December 31, 1999, a 100 basis point decrease in interest rates would result in an approximate loss and payment to the counterparty of $264 thousand on the interest rate swap agreement.

         A portion of the Company's outstanding variable rate debt, which totaled $34.8 million as of December 31, 1999, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the agreement, a 100 basis point increase in LIBOR would result in an increase of $348 thousand to the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

         The Company will continue to monitor changing economic conditions and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the condensed consolidated statements of operations and did not have a material effect on other comprehensive income for the three and six month periods ended December 31, 1999 and 1998, respectively. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future based on historical foreign currency exchange rate fluctuations. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the Company's management, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders was held on November 17, 1999.
         (b) Not Applicable.
         (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (1) the election of six directors to serve until the next meeting or until their successors are duly elected and qualified and (2) the proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company to IOS BRANDS CORPORATION.

             (1) Each nominee for director was elected by an affirmative vote of the plurality of shares of Class A common stock entitled to vote at the meeting. Abstentions and other shares not voted were not counted as this would not have effected the result of the vote. The elected directors are as follows:

                  Richard C. Perry
                  Veronica K. Ho
                  Gary K. Silberberg
                  Geoffrey Rehnert*
                  Habib Y. Gorgi
                  Robert L. Norton

                  * Mr. Rehnert resigned as of December 1, 1999 and Mr. Steve
                    Pagliuca has been appointed to fulfill his term effective as of January 13, 2000.

             (2) The proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company to IOS BRANDS CORPORATION was approved by the affirmative vote of the holders of a majority of the shares of Class A common stock entitled to vote at the meeting. Abstentions and other shares not voted were not counted as this would not have effected the result of the vote.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit No.       Description
 -----------       -----------
     3             Certificate of Amendment to the Certificate of Incorporation
                   of the Registrant
    21             Subsidiaries of the Registrant
    27             Financial Data Schedule


(b) Reports on Form 8-K

         On November 24, 1999, the Company filed on Form 8-K under Item 5. Other Events, reporting that effective November 18, 1999, the official name of the Company was changed from FTD Corporation to IOS BRANDS CORPORATION.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of February, 2000.

                                                 IOS BRANDS CORPORATION


                                       By:       /S/ Francis C. Piccirillo
                                                 ------------------------------
                                                 Francis C. Piccirillo
                                                 Treasurer
                                                 (Principal financial officer
                                                 and officer duly authorized to
                                                 sign on behalf of registrant)

                                  EXHIBIT INDEX


    Exhibit
    Number                   Description
    -------                  -----------
      3                      Certificate of Amendment to the Certificate of
                             Incorporation of the Registrant
     21                      Subsidiaries of the Registrant
     27                      Financial Data Schedule