Form 10-Q
period 2000-03-31
IOS BRANDS CORP
filed 2000-05-08
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                             Commission File Number
                                    000-21277
                                    ---------

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

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

    As of April 1, 2000, there were 12,380,370 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 2,948,750 outstanding shares of the Registrant's Class B Common Stock, par value $.0005 per share.

                             IOS BRANDS CORPORATION

                                      INDEX
                                                                            PAGE
 Part I.  Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets.........................   3

             Condensed Consolidated Statements of Operations and Comprehensive
             Income........................................................   4

             Condensed Consolidated Statements of Cash Flows...............   5

             Notes to Condensed Consolidated Financial Statements..........   6


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................   10


    Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   15

   Part II. Other Information

    Item 1.  Legal Proceedings.............................................   16
    Item 6.  Exhibits and Reports on Form 8-K..............................   16

Signatures.................................................................   17

Exhibit Index..............................................................   18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             IOS BRANDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       MARCH 31,    JUNE 30,
                                                                                         2000        1999
                           ASSETS                                                     (UNAUDITED)  (AUDITED)
                           ------                                                     -----------  ---------
                                                                                          (In thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                                          $27,911       $2,468
     Accounts receivable, less allowance for doubtful accounts
         of $2,008 at March 31, 2000 and $1,681 at June 30, 1999                         29,648       22,813
     Inventories                                                                         14,444       13,641
     Deferred income taxes                                                                3,052        3,045
     Prepaid expenses                                                                     3,533        5,795
                                                                                      ---------    ---------

                    TOTAL CURRENT ASSETS                                                 78,588       47,762

Property and equipment, less accumulated depreciation
    of $36,177 at March 31, 2000 and $33,504 at June 30, 1999                            17,971       15,984

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $655 at March 31, 2000 and $445 at June 30, 1999                                899        1,059
     Deferred income taxes                                                                8,538        1,440
     Other noncurrent assets                                                             14,237        6,722
     Goodwill and other intangibles, less accumulated amortization
         of $15,945 at March 31, 2000 and $13,654 at June 30, 1999                       69,439       71,730
                                                                                      ---------    ---------
                    TOTAL OTHER ASSETS                                                   93,113       80,951

                    TOTAL ASSETS                                                       $189,672     $144,697
                                                                                      =========    =========



            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                   $47,501      $32,425
     Customer deposits and accrued customer incentive programs                           15,650       15,751
     Other accrued liabilities                                                            8,631        6,164
                                                                                      ---------    ---------

                    TOTAL CURRENT LIABILITIES                                            71,782       54,340

Long-term debt                                                                           60,250       51,750
Pension and other post-retirement benefits                                                5,493        5,755

Preferred stockholders' equity in a subsidiary company                                        -        9,074

Minority interest in subsidiary                                                          42,473            -

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                           123          123
          Class B                                                                             2            2
     Paid-in capital                                                                     37,170       37,018
     Accumulated deficit                                                                (24,970)     (10,648)
     Cumulative translation adjustments                                                     (74)         (96)
     Unamortized restricted stock                                                          (717)        (913)
     Treasury stock                                                                      (1,860)      (1,708)
                                                                                      ---------    ---------
                    TOTAL STOCKHOLDERS' EQUITY                                            9,674       23,778

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $189,672     $144,697
                                                                                      =========    =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                        THREE MONTHS        NINE MONTHS
                                                                                           ENDED               ENDED
                                                                                          MARCH 31,           MARCH 31,
                                                                                    2000         1999      2000        1999
                                                                                    ----         ----      ----        ----
                                                                                     (In thousands, except per share amounts)

REVENUES:
      Technology Products and Services                                             $31,486      $29,960   $92,605      $83,313
      Marketplace and Other                                                         14,578       16,979    41,042       45,323
      Direct to Consumer                                                            23,870       11,380    55,593       28,587
                                                                                   -------      -------  --------     --------
            Total revenues                                                         $69,934      $58,319  $189,240     $157,223
                                                                                   -------      -------  --------     --------

COSTS OF GOODS SOLD AND SERVICES PROVIDED:
      Technology Products and Services                                               7,230        5,947    21,078       16,080
      Marketplace and Other                                                          9,222       11,983    29,174       30,941
      Direct to Consumer                                                            18,458        9,048    43,722       22,674
                                                                                   -------      -------  --------     --------

            Total costs of goods sold and services
                 provided                                                           34,910       26,978    93,974       69,695
                                                                                   -------      -------  --------     --------

OPERATING EXPENSES:
      Advertising and selling                                                       30,321       17,770    84,462       50,358
      General and administrative                                                    10,361       10,676    31,010       28,707
                                                                                   -------      -------  --------     --------
            Total operating expenses                                                40,682       28,446   115,472       79,065

            Income (loss) from operations                                           (5,658)       2,895   (20,206)       8,463
                                                                                   -------      -------  --------     --------

OTHER INCOME AND EXPENSES:
      Interest income                                                                 (579)        (102)   (1,409)        (418)
      Interest expense                                                               1,415        1,048     4,142        5,588
      Foreign exchange (gain) loss and other income                                    (13)        (155)       83         (227)
                                                                                   -------      -------  --------     --------

            Total other income and expenses                                            823          791     2,816        4,943
                                                                                   -------      -------  --------     --------

            Income (loss) before income tax, minority interest and
                extraordinary item                                                  (6,481)       2,104   (23,022)       3,520
                                                                                   -------      -------  --------     --------

Income tax expense (benefit)                                                        (1,952)       1,135    (6,917)       1,760
Minority interest in loss of subsidiary                                               (773)           -    (1,784)           -
                                                                                   -------      -------  --------     --------

            Net income (loss) before extraordinary item                             (3,756)         969   (14,321)       1,760
                                                                                   -------      -------  --------     --------

Extraordinary item:
            Loss on early extinguishment of debt, net of income tax benefit
                of $3,428                                                                -            -         -       (3,714)
                                                                                   -------      -------  --------     --------

            Net income (loss)                                                      ($3,756)        $969   $14,321)     ($1,954)
                                                                                   -------      -------  --------     --------
Other comprehensive income (loss):
      Foreign currency translation adjustments                                          (5)          10        22          (26)
                                                                                   -------      -------  --------     --------
            Comprehensive income (loss)                                            ($3,761)        $979  ($14,299)     ($1,980)
                                                                                   =======      =======  ========     ========
EARNINGS (LOSS) PER SHARE:
      Basic and diluted before extraordinary item                                   ($0.24)       $0.06    ($0.93)       $0.11
                                                                                   =======      =======  ========     ========

      Extraordinary item                                                                 -            -         -       ($0.24)
                                                                                   =======      =======  ========     ========

      Basic and diluted                                                             ($0.24)       $0.06    ($0.93)      ($0.13)
                                                                                   =======      =======  ========     ========

      Common shares used in the calculation of basic and diluted earnings
            (loss) per share                                                        15,345       15,347    15,345       15,358
                                                                                   =======      =======  ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Nine Months
                                                                                               Ended
                                                                                             March 31,
                                                                                     2000               1999
                                                                                     ----               ----
                                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                   ($14,321)          ($1,954)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                            6,903             7,530
            Minority interest in loss of subsidiary                                 (1,784)                -
            Accounts receivable                                                     (6,835)           (3,904)
            Deferred income taxes                                                   (7,105)           (1,998)
            Other assets                                                               103             1,838
            Accounts payable                                                        15,076             3,699
            Customer deposits and accrued customer incentive programs                 (101)           (7,256)
            Other accrued liabilities                                                2,843             1,276
                                                                                 ----------         ---------
                 Net cash used in operating activities                             ($5,221)            ($769)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                   (13,414)           (6,314)
                                                                                 ----------         ---------
                 Net cash used in investing activities                             (13,414)           (6,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds (repayments) of revolving credit borrowings                      8,449            (4,051)
       Repurchase of common stock, net                                                   -            (1,439)
       Issuance of subsidiary common stock, net                                     35,607                 -
                                                                                 ----------         ---------
                 Net cash provided by (used in) financing activities                44,056            (5,490)

       Effect of foreign exchange rate changes on cash                                  22               (26)
                                                                                 ----------         ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                25,443           (12,599)

       Cash and cash equivalents at beginning of period                              2,468            13,615
                                                                                 ----------         ---------
       Cash and cash equivalents at end of period                                  $27,911            $1,016
                                                                                 ==========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
            Interest paid                                                           $3,404            $5,243
                                                                                 ==========         =========
            Income taxes paid                                                         $114                $0
                                                                                 ==========         =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

         At the Annual Meeting of Stockholders held on November 17, 1999, a majority of the stockholders voted in favor on the proposal to amend the Company's Restated Certificate of Incorporation to change the name of the Company from FTD Corporation to IOS BRANDS CORPORATION. The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 2000, include the accounts of IOS BRANDS CORPORATION and its wholly-owned subsidiaries, Florists' Transworld Delivery, Inc. ("FTD") Value Network Service, Inc. ("VNS") and FTD International Corporation (collectively, "the Company" or "IOS"). FTD, the principal operating subsidiary of the Company, includes its wholly owned subsidiaries Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as those of its majority owned subsidiary FTD.COM INC. ("FTD.COM"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included (and any such adjustments are of a normal, recurring nature).

         Certain amounts in the condensed consolidated balance sheets, statements of operations and comprehensive income and cash flows as of and for the three and nine month periods ended March 31, 1999 have been reclassified to conform to the current period presentation. This includes the reclassification of certain revenues generated from Direct to Consumer activities, which were previously reported net of costs relating to processing and fulfillment and are now recorded on a gross basis. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer costs of goods sold and services provided. The Company has also made other reclassifications of costs of goods sold and services provided and selling, general and administrative expenses in order to conform to the current period presentation.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD florists were required to purchase a FSG and related workbook. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD florist in good standing. FTD will revise this FSG for new FTD products every other fiscal year and recognize the related revenue at the time of shipment to all FTD florists. In the nine month period ended March 31, 1999 revenue from such FSG sales totaled $2.7 million.

Note 3.  Capital Transactions

         During the nine month period ended March 31, 2000, pursuant to the terms of the Company's stock award and incentive plan, options to purchase 88,400 Class A shares were granted and options to purchase 43,600 Class A shares previously granted were canceled. The Company did not repurchase into treasury any shares of outstanding common stock during the nine month period ended March 31, 2000.

         During the nine month period ended March 31, 1999, the Company granted options to purchase 162,100 Class A shares and 70,000 Class A shares were issued to officers as restricted stock. In addition, options to purchase 19,000 Class A shares were exercised, options to purchase 75,450 Class A shares previously granted were canceled and 86,202 and 51,250 Class A and B shares, respectively, were repurchased into treasury.

Note 4.  Earnings Per Share

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent that they are not anti-dilutive. Basic and diluted earnings per common share for the three and nine month periods ended March 31, 2000 were computed based on the weighted average number of common shares outstanding of 15,344,870. For the three and nine month periods ended March 31, 1999, basic and diluted earnings per common share were computed based on the weighted average number of common shares outstanding of 15,346,940 and 15,358,126, respectively.

         Shares associated with stock options which were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 291,000 shares and 218,000 shares in the three and nine month periods ended March 31, 2000, respectively and approximately 97,000 and 102,000 in the three and nine month periods ended March 31, 1999, respectively.

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

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, the chief operating decision maker reviews segment financial performance to the operating income level for the Direct to Consumer business segment (FTD.COM) and to the gross margin level for the Company's remaining business segments. Of the Company's assets totaling $189.7 million as of March 31, 2000, the assets of FTD.COM totaled $32.4 million, of which $26.5 million was cash and cash equivalents. Financial resources utilized by FTD.COM are currently generated from its own sources of liquidity. The assets of the Company's other two operating business segments share the majority of the remaining assets of $157.3 million. Resource allocating decisions are not made on the basis of the reportable segment's assets.

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

         The following tables detail the Company's operating results by reportable business segment for the three and nine month periods ended March 31, 2000 and 1999.


                                                                  THREE MONTH PERIOD ENDED MARCH 31,
                                                        2000                                             1999
                                                        ----                                             ----
                                   ------------- ---------------- ---------------- ---------------- ------------------------------
                                      GROSS                                             GROSS
                                     SEGMENT      ELIMINATIONS     CONSOLIDATED        SEGMENT        ELIMINATIONS  CONSOLIDATED
                                   ------------- ---------------- ---------------- ---------------- ------------------------------
REVENUES:
Technology Products and Services        $31,919          $ (433)          $31,486          $30,134        $(174)      $29,960
Marketplace and Other                    14,578                -           14,578           16,979             -       16,979
Direct to Consumer                       26,550          (2,680)           23,870           12,390       (1,010)       11,380
                                         ------          -------           ------           ------       -------       ------
 TOTAL REVENUES                          73,047          (3,113)           69,934           59,503       (1,184)       58,319
                                         ------          -------           ------           ------       -------       ------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services          7,723            (493)            7,230            5,947             -        5,947
Marketplace and Other                     9,222                -            9,222           11,983             -       11,983
Direct to Consumer                       18,891            (433)           18,458            9,789         (741)        9,048
                                         ------            -----           ------            -----         -----        -----
Total costs of goods sold and
        services provided                35,836            (926)           34,910           27,719         (741)       26,978
                                         ------            -----           ------           ------         -----       ------

OPERATING EXPENSES:
Technology and Marketplace               26,242          (2,881)           23,361           23,929       (2,494)       21,435
Direct to Consumer                       16,627              694           17,321            4,960         2,051        7,011
                                         ------              ---           ------            -----         -----        -----
Total operating expenses                 42,869          (2,187)           40,682           28,889         (443)       28,446
                                         ------          -------           ------           ------         -----       ------

OPERATING INCOME (LOSS)                 (5,658)           $    -         $(5,658)           $2,895        $    -       $2,895
                                        =======           ======         ========         ========        ======      =======

GROSS MARGIN BY SEGMENT:
Technology Products and Services        $24,196              $60          $24,256          $24,187        $(174)      $24,013
Marketplace and Other                     5,356                -            5,356            4,996             -        4,996
Direct to Consumer                        7,659          (2,247)            5,412            2,601         (269)        2,332
                                          -----          -------            -----            -----         -----        -----
  Total                                 $37,211         $(2,187)          $35,024          $31,784        $(443)      $31,341
                                        =======         ========          =======          =======        ======      =======

                                                                   NINE MONTH PERIOD ENDED MARCH 31,
                                                        2000                                             1999
                                                        ----                                             ----
                                   ------------ ---------------- ----------------- ---------------- ------------------------------
                                      GROSS                                             GROSS
                                     SEGMENT     ELIMINATIONS      CONSOLIDATED        SEGMENT        ELIMINATIONS  CONSOLIDATED
                                   ------------ ---------------- ----------------- ---------------- ------------------------------
REVENUES:
Technology Products and Services       $93,689        $ (1,084)           $92,605          $83,717           $(404)     $83,313
Marketplace and Other                   41,042                -            41,042           45,323                -      45,323
Direct to Consumer                      62,581          (6,988)            55,593           31,183          (2,596)      28,587
                                        ------          -------            ------           ------          -------      ------
  Total revenues                       197,312          (8,072)           189,240         $160,223         $(3,000)     157,223
                                       -------          -------           -------         --------         --------     -------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services        22,834          (1,756)            21,078           16,080                -      16,080
Marketplace and Other                   29,174                -            29,174           30,941                -      30,941
Direct to Consumer                      44,806          (1,084)            43,722           24,519          (1,845)      22,674
                                        ------          -------            ------           ------          -------      ------
Total costs of goods sold and
        services provided               96,814          (2,840)            93,974           71,540          (1,845)      69,695
                                        ------          -------            ------           ------          -------      ------

OPERATING EXPENSES:
Technology and Marketplace              78,194          (7,973)            70,221           67,801          (6,294)      61,507
 Direct to Consumer                     42,510            2,741            45,251           12,419            5,139      17,558
                                        ------            -----            ------           ------            -----      ------
Total operating expenses               120,704          (5,232)           115,472           80,220          (1,155)      79,065
                                       -------          -------           -------           ------          -------      ------

OPERATING INCOME (LOSS)              $(20,206)             $  -        $ (20,206)           $8,463            $   -      $8,463
                                     =========             ====        ==========         ========            =====      ======

GROSS MARGIN BY SEGMENT:
Technology Products and Services       $70,855             $672           $71,527          $67,637           $(404)     $67,233
Marketplace and Other                   11,868                -            11,868           14,382                -      14,382
Direct to Consumer                      17,775          (5,904)            11,871            6,664            (751)       5,913
                                        ------          -------            ------            -----            -----       -----
  Total                               $100,498         $(5,232)           $95,266          $88,683         $(1,155)     $87,528
                                      ========         ========           =======          =======         ========     =======


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

Note 7.  Minority Interest in Subsidiary

         The Company's condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 2000, reflect the minority interest in FTD's subsidiary FTD.COM

         The minority interest in loss of subsidiary of $0.8 million and $1.8 million for the three and nine months ended March 31, 2000, respectively reflected on the condensed consolidated statements of operations and comprehensive income represents the net loss attributable to the 13% minority shareholders for the period.

         The $42.4 million minority interest in subsidiary reflected on the condensed consolidated balance sheets as of March 31, 2000 consists of the $31.5 million net proceeds from the closing of the IPO, the $9.0 million from the reclassification of the preferred stockholders' equity in a subsidiary and the $3.7 million net proceeds from the underwriters exercise of their over-allotment option, offset by the minority interest in loss of subsidiary of $1.8 million.

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

         - VNS is another telecommunications network, which provides non-FTD florists the capability of transmitting and receiving orders.

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

         In view of the rapidly changing nature of the Company's Direct to Consumer business and seasonal variations of the Company's other business segments, the Company believes that comparisons of its operating results for any period with those of the preceding period are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. This fluctuation is primarily attributable to increased sales and advertising expenditures during popular floral holiday seasons in the fiscal quarters ended March 31, June 30 and December 31. As a result of increased brand development costs, marketing costs and systems and technology development costs in the Direct to Consumer business segment, the Company expects to record significantly greater losses, or reduced profits, as compared to the preceding periods for the remainder of the year ended June 30, 2000 and into the foreseeable future.

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1999.

         Total revenues increased by $11.6 million, or 19.9%, to $69.9 million for the quarter ended March 31, 2000 compared to $58.3 million for the quarter ended March 31, 1999. This increase in revenue was primarily the result of increases in the Direct to Consumer and Technology Products and Services business segments, offset in part by a decrease in the Marketplace and Other business segment.

         Technology Products and Services segment revenue increased by $1.5 million, or 5.0%, to $31.5 million for the quarter ended March 31, 2000 compared to $30.0 million last year. This increase was primarily due to increases in Clearinghouse, Publications and Mercury Wings System sales and support offset in part by a decrease in Advantage Systems sales.

         Marketplace and Other segment revenue decreased by $2.4 million, or 14.1%, to $14.6 million for the quarter ended March 31, 2000 from $17.0 million last year. The decrease was primarily the result of a shift in the Easter holiday which occurred three weeks later into the fourth quarter of the current year.

         Direct to Consumer segment revenue increased by $12.5 million, or 109.6%, to $23.9 million for the quarter ended March 31, 2000 compared to $11.4 million a year ago. The increase over the prior year was primarily due to an increase in the number of orders placed by consumers through the www.FTD.COM Internet site.

         Total cost of goods sold and services provided increased by $7.9 million, or 29.3%, to $34.9 million for the quarter ended March 31, 2000 compared to $27.0 million a year earlier. This increase was primarily attributable to increased costs associated with increased revenues in the Direct to Consumer and Technology Products and Services business segments offset in part by a decrease in costs associated with the Marketplace and Other business segment. As a percent of revenue, total costs of goods sold and services provided increased to 49.9% for the quarter ended March 31, 2000 from 46.3% a year earlier. This was primarily due to the significant increase in sales volume in the Direct to Consumer business segment, which has a higher relative cost of sales percentage compared to other business segments.

         Costs of goods sold and services provided associated with Technology Products and Services increased $1.3 million, or 22.0% to $7.2 million for the quarter ended March 31, 2000 compared to $5.9 million in the prior year. This increase was primarily due to increased costs associated with Mercury Wings System sales and support, publications and credit cards offset in part by decreased costs associated with decreased sales of Advantage systems.

         Costs of goods sold and services provided associated with Marketplace and Other decreased by $2.8 million, or 23.3%, to $9.2 million for the quarter ended March 31, 2000 compared to $12.0 million a year ago. This decrease is primarily a result of the decrease in shipments due to the later Easter holiday.

         Costs of goods sold and services provided associated with Direct to Consumer increased $9.5 million, or 105.6%, to $18.5 million for the quarter ended March 31, 2000 compared to $9.0 million last year. The increase was primarily attributable to costs associated with processing and fulfilling more consumer orders.

         Advertising and selling expenses increased by $12.5 million, or 70.2%, to $30.3 million for the quarter ended March 31, 2000 from $17.8 million a year earlier. This was primarily due to increased costs associated with Internet marketing, national advertising, public relations and other increased selling expenses. General and administrative expenses decreased $0.3 million, or 2.8%, to $10.4 million from $10.7 million in the prior year.

         Interest income increased by $0.5 million over the prior year, to $0.6 million for the quarter ended March 31, 2000, resulting from interest earned on the unused proceeds of the IPO of FTD.COM. Interest expense increased by $0.4 million from the prior year, to $1.4 million for the quarter ended March 31, 2000. The increase is primarily due to increased borrowings in comparison to the same period a year earlier.

         The provision for income taxes and the effective tax rates for the quarters ended March 31, 2000 and 1999 were a benefit of $2.0 million and 30.8% and an expense of $1.1 million and 52.4%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and other items, which reduces the Company's tax rate when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position.

         The net loss for the quarter ended March 31, 2000 includes $0.8 million of minority interest in the loss of the Company's subsidiary FTD.COM. The net income/loss before extraordinary item, was a loss of $3.8 million for the quarter ended March 31, 2000 compared to income of $1.0 million a year earlier, a $4.8 million decrease year on year. The decrease was primarily the result of increased advertising, marketing and selling expenses associated with the Company's recently launched national advertising campaign.

NINE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 1999.

         Total revenues increased by $32.0 million, or 20.4%, to $189.2 million for the nine months ended March 31, 2000 compared to $157.2 million a year earlier. This increase was primarily the result of an increase in revenues in the Direct to Consumer and Technology Products and Services business segments, offset in part by a decrease in revenues in the Marketplace and Other business segment.

         Technology Products and Services segment revenue increased by $9.3 million, or 11.2%, to $92.6 million in the nine months ended March 31, 2000 compared to $83.3 million last year. This increase was due in part to increases in clearinghouse, publications, credit cards and Mercury Wings System sales. The increase was partially offset by decreases in Mercury equipment rental revenues and Mercury network transmissions.

         Marketplace and Other segment revenue decreased by $4.3 million, or 9.5%, to $41.0 million for the nine months ended March 31, 2000 from $45.3 million a year ago. The decrease was primarily the result of $2.7 million in revenues for the Floral Selections Guide "FSG," (see Note 2. Revenues from Sale of Floral Selections Guide), recorded in the previous years nine month period versus no FSG revenues recorded in the current nine month period. In addition, marketplace product sales decreased by $1.6 million primarily as a result of the timing of the Easter holiday.

         Direct to Consumer segment revenue increased by $27.0 million, or 94.4%, to $55.6 million for the nine months ended March 31, 2000 compared to $28.6 million a year earlier. The increase over the prior year was primarily due to an increase in the number of orders placed by consumers through the www.FTD.COM Internet site.

         Total cost of goods sold and services provided increased by $24.3 million, or 34.9%, to $94.0 million for the nine months ended March 31, 2000 compared to $69.7 million a year earlier. This increase was primarily attributable to the costs associated with increases in revenues in the Direct to Consumer and Technology Products and Services business segments. As a percent of revenue, total costs of goods sold and services provided increased to 49.7% for the nine months ended March 31, 2000 from 44.3% a year earlier. This was primarily due to the significant increase in sales volume in the Direct to Consumer business segment, which has a higher relative cost of sales percentage compared to other business segments.

         Costs of goods sold and services provided associated with Technology Products and Services increased $5.0 million, or 31.1% to $21.1 million for the nine months ended March 31, 2000 compared to $16.1 million in the prior year. This increase was primarily due to higher equipment and support costs associated with increased sales of Mercury Advantage and Mercury Wings TM Systems as well as increased costs associated with publications and credit cards.

         Costs of goods sold and services provided associated with Marketplace and Other decreased by $1.7 million, or 5.5%, to $29.2 million for the nine months ended March 31, 2000, compared to $30.9 million a year ago. Cost of goods sold in the previous nine months ended included $1.7 million of costs related to the FSG versus no FSG costs in the nine months ended March 31, 2000.

         Costs of goods sold and services provided associated with Direct to Consumer increased $21.0 million, or 92.5%, to $43.7 million for the nine months ended March 31, 2000 compared to $22.7 million a year ago. The increase was primarily attributable to costs associated with processing and fulfilling more consumer orders.

         Advertising and selling expenses increased by $34.1 million, or 67.7%, to $84.5 million for the nine months ended March 31, 2000 from $50.4 million a year earlier. This was primarily due to increased costs associated with Internet marketing and national advertising.

         General and administrative expenses increased $2.2 million, or 7.6%, to $31.0 million for the nine months ended March 31, 2000 from $28.7 million for the same period a year earlier. This increase was primarily due to increased payroll and administrative costs to support the growth of the Company.

         Interest income increased by $1.0 million over the prior year, to $1.4 million for the nine months ended March 31, 2000, resulting primarily from interest earned on unused proceeds from the IPO of FTD.COM. Interest expense decreased by $1.5 million from the prior year, to $4.1 million for the nine months ended March 31, 2000. The decrease was primarily attributable to a lower borrowing rate year on year as a result of extinguishing $60.0 million of 14% Senior Subordinated Notes on December 15, 1998 and utilizing existing bank credit facilities having a lower average borrowing rate.

         The provision for income taxes and the effective tax rates for the nine months ended March 31, 2000 and 1999 were a benefit of $6.9 million and 30% and a provision of $1.8 million and 51.4%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and other items, which reduces the Company's tax rate when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position.

         The net loss for the nine months ended March 31, 2000 includes the minority interest in the loss of the Company's subsidiary FTD.COM from the date of the IPO. The net income/loss before extraordinary item was a loss of $14.3 million for the nine months ended March 31, 2000 compared to income of $1.8 million for the same period a year earlier, a $16.1 million decrease year on year. The decrease was primarily the result of increased advertising, selling and marketing expenses associated with the Company's recently launched national advertising campaign. The net loss for the nine months ended March 31, 1999 includes an after-tax extraordinary loss of $3.7 million as a result of the extinguishment of debt as noted above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $25.4 million to $27.9 million as of March 31, 2000 from $2.5 million as of June 30, 1999. For the nine months ended March 31, 1999, cash and cash equivalents decreased by $12.6 million to $1.0 million from $13.6 million as of June 30, 1998.

         Cash used in operating activities was $5.2 million for the nine months ended March 31, 2000 compared to cash used in operating activities of $0.8 million in the previous nine month period. The increase in cash used in operating activities is primarily attributable to the increase in net losses offset in part by an increase in accounts payable in comparison to the prior year period.

         Cash used in investing activities was $13.4 million for the nine months ended March 31, 2000 compared to $6.3 million for the same period a year ago. Expenditures for depreciable fixed assets such as furniture and equipment were $4.7 million and $2.2 million, respectively. Expenditures for amortizable intangibles such as costs relating to the development and implementation of a new software package and other information technology costs were $8.7 million and $4.1 million, respectively. Current year expenditures included $3.2 million of amortizable intangibles relating to the internet site development for the Direct to Consumer business. The Company's anticipated capital expenditures for fiscal 2000 are estimated to be approximately $15.0 to $18.0 million, of which $9.0 million to $11.0 million will primarily be used for information technology purchases.

         Cash provided by financing activities was $44.1 million for the nine months ended March 31, 2000, compared to cash used in financing activities of $5.5 million for the same period a year earlier. The net proceeds from FTD.COM's IPO generated $35.6 million of the increase and the remainder came from an increase in borrowings under the bank credit facilities. The Company is using the net proceeds from the IPO of FTD.COM to fund FTD.COM's working capital needs and anticipated capital expenditures.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consist of a $40.6 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. As of March 31, 2000, the Company had $40.6 million outstanding under the Multiple Draw Term Loan Facility, $19.6 million outstanding under the Revolving Credit Facility and $2.7 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced, over a period of fifteen consecutive quarterly installments continuing until the termination date of December 31, 2003, through cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of March 31, 2000, the Company was in compliance with the covenants contained in the Bank Credit Facilities.

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

DEFERRED TAX ASSET

         As of March 31, 2000 and June 30, 1999, the current and long-term deferred tax assets were $3.1 million and $8.5 million and $3.0 million and $1.4 million, respectively. The long-term deferred tax asset for both periods includes a $1.5 million valuation allowance. The Company's net operating loss carryforwards at June 30, 1999 are approximately $17.3 million, the tax benefits of which are included as noncurrent tax assets and will expire if unused as follows: $2.4 million in 2007, $2.3 million in 2008, $0.8 million in 2009, $5.2 million in 2010 and $6.6 million in 2019. In addition, a tax benefit of $8.5 million as a result of the pre-tax loss of $23.0 million for the nine-month period ended March 31, 2000 is also included in the long-term deferred tax asset. The Company expects to incur significant losses, or reduced profits, as compared to prior periods for the foreseeable future. However, management believes that based on their evaluation of taxable income in future years coupled with tax planning strategies that a $1.5 million valuation allowance is appropriate as of March 31, 2000.

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

         The Company's exposure to interest rate risk is primarily a result of borrowings under the Bank Credit Facilities, which are subject to interest rates ranging from 7.44% to 9.00% as of March 31, 2000. On December 15, 1998, the Company entered into an interest rate swap agreement at a fixed rate of 5.74% plus a variable spread until December 31, 2000 in order to limit its exposure to interest rate fluctuations. At March 31, 2000, the notional amount of the interest rate swap agreement was $21.6 million and the variable spread was 1.75%. The Company believes the terms of the interest rate swap agreement are sufficient precautions to limit the Company's exposure to changing interest rates.

         At March 31, 2000, $60.2 million of debt was outstanding under the Bank Credit Facilities. Because the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on actual future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap at March 31, 2000 was a gain of approximately $70 thousand and was calculated based on future quarterly interest payments using the interest rate effective at March 31, 2000. At March 31, 2000, a 100 basis point decrease in interest rates would result in an approximate loss and payment to the counterparty of $88 thousand on the interest rate swap agreement.

         A portion of the Company's outstanding variable rate debt, which totaled $38.6 million as of March 31, 2000, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the agreement, a 100 basis point increase in LIBOR would result in an increase of $386 thousand to the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

         The Company will continue to monitor changing economic conditions and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the condensed consolidated statements of operations and did not have a material effect on other comprehensive income for the three and nine month periods ended March 31, 2000 and 1999, respectively. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future based on historical foreign currency exchange rate fluctuations. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit No.                Description
 -----------                -----------
    27                      Financial Data Schedule


(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May, 2000.

                                 IOS BRANDS CORPORATION

                         By:     /s/ Francis C. Piccirillo
                                 ---------------------------------------------
                                 Francis C. Piccirillo
                                 Treasurer
                                 (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                                  EXHIBIT INDEX


    Exhibit
    Number                  Description
    ------                  -----------
    27                      Financial Data Schedule