Form 10-K
period 2000-06-30
IOS BRANDS CORP
filed 2000-09-19
CIK 944537

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2000

COMMISSION FILE NUMBER 000-21277

                             IOS BRANDS CORPORATION
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

     As of August 31, 2000, there were outstanding 12,372,388 shares of the Registrant's Class A Common Stock, par value $.01 per share, and 2,948,750 shares of the Registrant's Class B Common Stock, par value $.0005 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive information statement (to be filed pursuant to Regulation 14C) for the 2000 Annual Meeting of Stockholders (the "Information Statement") are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Overview

     At the 1999 Annual Meeting of Stockholders of IOS BRANDS Corporation, a Delaware corporation (the "Registrant" or the "Company"), held on November 17, 1999, a majority of IOS's stockholders voted in favor of amending the Company's Restated Certificate of Incorporation to change the name of the Company from FTD Corporation to IOS BRANDS Corporation and such amendment became effective on November 18, 1999. Management believes that the name change ultimately will enable the Company to build multi-brand name recognition and distinguish itself from its primary operating subsidiary, Florists' Transworld Delivery, Inc. (the "Operating Company" or "FTD"), a Michigan corporation and wholly owned subsidiary of the Company. As used in this Report, the terms the "Company" or "IOS" refer to IOS BRANDS Corporation together with FTD and its subsidiaries. FTD's subsidiaries include Renaissance Greeting Cards, Inc. ("Renaissance") and FTD Canada, Inc., both of which are wholly owned by FTD, and FTD.COM INC. ("FTD.COM"), which was formed in May 1999 and is a majority-owned subsidiary of FTD. FTD.COM's Class A common stock, $.01 par value is quoted on the NASDAQ National Market under the symbol "EFTD." Substantially all the operations of IOS have been conducted through FTD and its subsidiaries.

     FTD is a direct marketer of flowers and specialty gifts to consumers and a floral services provider comprised of approximately 17,000 FTD member retail florist shops located primarily in North America and, through affiliated or related organizations, approximately 30,000 non-FTD member retail florist shops located in over 140 countries outside of North America. Through FTD, consumers are able to purchase high quality FTD branded products, FTD licensed products, traditional non-branded floral arrangements and specialty gifts.

     FTD promotes a worldwide brand based on the FTD Mercury Man logo. See
"-- Marketing and Advertising." A significant portion of FTD's revenues and operating income is derived from FTD's Technology products and services business segment, which includes Mercury equipment, Mercury Advantage and Mercury Wings(TM) systems, the Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. In addition to the foregoing, FTD's operations include Marketplace and Other (products supporting the retail floral and specialty gift industries) and the Direct to Consumer (Internet and telephone marketing of flowers and specialty gifts through FTD.COM) business segments.

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

     The Operating Company is the successor to a non-profit cooperative association founded by a group of retail florists in the United States in 1910. The Operating Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by IOS of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among IOS, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of IOS. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

     IOS, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither IOS nor the Operating Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Operating Company and FTD Association entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement") and a Trademark Membership License Agreement, dated December 18, 1994 (the "Trademark Agreement"; both the Mutual Support Agreement and the Trademark Agreement are herein after referred to as the "Association Agreements"), which govern the relationship between the

Operating Company and FTD Association. Pursuant to the Association Agreements, among other things: (i) existing and future members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company must pay FTD Association an amount equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse; and (iv) the Operating Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to the members of FTD Association.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (through television, radio, magazines, newspaper supplements and high traffic Web sites) generally promotes FTD florists, FTD branded products, 1-800-SEND-FTD and FTD.COM's Web site, www.ftd.com. FTD.COM's direct marketing campaign includes relationships with many companies such as United Airlines, Citibank and MBNA, that have a large consumer databases. Through these relationships, FTD.COM is able to market to the consumers listed in the large consumer databases using statement inserts that often offer discounts or frequent flier mileage awards for purchases made through FTD.COM. In addition, FTD has utilized football Hall-of-Famer and actor Merlin Olsen as a spokesman since 1983. In addition, FTD also has an active sponsorship campaign, that features a float in the annual Tournament of Roses(TM) Parade and sponsorship of the Champions on Ice(TM) professional ice skating tour.

     FTD also coordinates advertising on a local basis with participating florists. FTD florists are provided with advertising tools such as ad slicks for newspaper print advertising, point-of-sale items, such as paper and static cling posters and television tapes to be tagged with individual shop information. In addition, through FTD, FTD florists can purchase customizable direct mail pieces and the FTD Floral Selections Guide (the "FSG"), a counter display catalog published by FTD featuring FTD products for all occasions.

     FTD also offers Internet related programs to its member florists. Florists' Online ("FOL") provides FTD florists with the opportunity to have their own Internet home page located within FTD's Web site. Florist Internet site are introductory Web sites that allow FTD florists to compete in today's growing e-commerce marketplace. These sites are fully functional (secure ordering, e-mail, etc.) and can be modified to suit an individual florist's needs.

     FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-branded floral arrangements and specialty gifts that FTD florists or FTD's direct marketing business clear through FTD's Clearinghouse, including Marketplace's FTD-branded hardgoods; (ii) feature the FTD Mercury Man logo; and (iii) support FTD florists by encouraging consumers to associate FTD professional florists with high-quality floral goods and outstanding customer service.

OPERATIONS

     For each transaction cleared by FTD, FTD's Clearinghouse operations collects the billing information from either the Mercury Network or the florist that fills the order locally (the "Receiving Florist") if the Mercury Network has not been used, and allocates funds among FTD, the florist with whom a customer places the delivery order (the "Sending Florist") and the Receiving Florist. Generally, FTD provides same-day delivery of flowers to customers in the United States if the order is received by 1:00 p.m. in the recipients' time zone. Floral orders between FTD florists are transmitted primarily by FTD's Mercury Network. For non-floral orders received by FTD.COM through 1-800-SEND-FTD and FTD.COM's Web site, www.ftd.com, that are not fulfilled by an FTD florist, such as holiday gift baskets, the manufacturer or third party distributor of the specialty gift order sends the specialty gift order to the recipient through an express delivery service such as United Parcel Service or Federal Express. These items typically arrive in one to two days depending on the delivery method chosen.

     FTD was initially formed to encourage flowers-by-wire transactions between member florists. Over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of FTD professional florists and FTD's direct marketing business. Currently, FTD's primary operations include its Technology products and services, Marketplace and Other and Direct to Consumer business segments.

     The following table illustrates the percentage of total revenue generated by the Company's major operations as a percentage of total revenue for the three fiscal years ended June 30, 2000, 1999 and 1998:

                                                        2000        1999        1998
                                                        ----        ----        ----
Revenue:
Technology products and services....................     48.0%       53.6%       55.5%
Marketplace and Other...............................     19.3        25.1        27.8
Direct to Consumer..................................     32.7        21.3        16.7
                                                        -----       -----       -----
Total Revenue.......................................    100.0%      100.0%      100.0%
                                                        =====       =====       =====

     Technology products and services. This includes the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings(TM) systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc.

     Mercury equipment, Mercury Advantage systems and Mercury Wings(TM) systems sales include both the sales and leasing of hardware and software designed for the floral industry. Mercury equipment includes Mercury 2000 and Mercury 3000 terminals as well as the Mercury Interface Box. Mercury Advantage systems include the Advantage computer software, which operates on the Mercury Network, and is customized to fit virtually every aspect of successful floral shop management. The Advantage software package provides florists with a comprehensive range of payroll and accounting functions for the retail florist. Mercury Wings(TM) is a Windows-based system developed for FTD florists to access the Mercury Network and has automated features for easy order processing, greater productivity and quick access to important business information. Mercury Wings also provides optional software for billing, order-entry, and an interface to various accounting software packages. The Mercury Network can also be accessed by Mercury Direct, a new Internet-based method of sending and receiving orders over the Mercury Network.

     The Mercury Network is a proprietary telecommunications network linking together FTD and approximately 75 percent of the FTD florists. FTD florists who are linked by the Mercury Network are able to transmit orders cleared through FTD or through competing clearinghouses and to send each other messages.

     FTD's Clearinghouse provides billing and collection services to both the sending and receiving florists in flowers-by-wire transactions. In fiscal 2000, FTD cleared floral orders aggregating approximately $455 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining 7% of the sales price of orders sent through the Clearinghouse. The remaining 93% is allocated as follows: 20% to the Sending Florist and 73% to the Receiving Florist. Revenue is also generated from the monthly access fee charged to FTD member florists. In addition, IOS through the Operating Company pays FTD Association an amount equal to one-eighth of one percent (.125%) of the value of every floral order that is cleared or otherwise processed through FTD's Clearinghouse. See "The Acquisition and Relationship with FTD Association."

     Flowers After Hours is a call forwarding service whereby FTD receives orders for participating florists when that florists' shop is closed or otherwise unavailable. FTD receives a fee for each transaction processed.

     FTD's Publications business consists of FTD's Directory & Toll Free Listings (the "FTD Directory"), which is a directory of all current FTD florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults the FTD Directory to identify a Receiving Florist. The FTD Directory is published quarterly on CD-ROM as well as in a paper book format. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online through FTD.COM's Web site www.ftd.com.

     Credit Card processing is a service offered to participating florists whereby FTD pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than each FTD florist could secure on its own.

     Interflora, Inc. is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists that enables florists to transmit and receive orders outside North America.

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

     Marketplace also enters into promotional arrangements to design, promote and sell FTD-branded products. To date, FTD has participated in relationships with companies such as The Walt Disney Company, M&M/Mars, Inc., Hickory Farms, Inc., The Vermont Teddy Bear Company, Crabtree & Evelyn, Ltd. and Mattel, Inc.

     Revenue derived from Renaissance is included as part of Marketplace. Renaissance produces greeting cards for special occasions and holidays for sale to FTD florists and general merchants.

     Direct to Consumer. Direct to Consumer represents revenue derived from FTD's direct marketing business. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site. FTD.COM's revenue includes the sales price of flowers and specialty gifts as well as a service fee charged to the consumer.

SEASONALITY

     FTD generated 19.21%, 25.26%, 26.12% and 29.41% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 2000, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 2000. FTD's operating income also fluctuates over the course of the fiscal year. This seasonality is due, in part, to the fact that the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. In addition, this seasonality is attributable to increased revenues in the quarter ended March 31 relating to the increased floral orders and shipments of Mother's Day holiday products. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may not be relevant when evaluating the Company's historical financial performance and predicting the Company's future performance. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo, which appears on the shop window or door of each FTD florist, is a registered U.S. trademark, which distinguishes FTD's services and products from those offered by others. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery," and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Stay in Touch Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet", "Puzzle Fun Bouquet," "Sweet Dreams Bouquet" and "Sweet Expressions Bouquet". FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the FTD florists and FTD.COM.

COMPETITION

     FTD competes in the extremely fragmented floral services industry with a large number of wholesalers and service providers. FTD's primary competitors are American Floral Services, Inc. and Teleflora LLC. Both of these competing services offer some products and services that are comparable to those offered by FTD, and most FTD florists subscribe to at least one of these competing services. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing as a result of FTD's substantial volume purchases. The principal competitor for FTD's direct marketing business, FTD.COM, is 1-800-FLOWERS.COM, Inc.

     The Operating Company is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America
v. Florists' Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits FTD from restricting FTD Association membership to florists who are not subscribers of a competing clearinghouse. The Consent Order expires on August 1, 2005.

EMPLOYEES

     As of June 30, 2000, IOS employed approximately 626 full-time employees. IOS considers its relations with its employees to be good. IOS employees are not currently covered by any collective bargaining agreement.

ITEM 2. PROPERTIES

     IOS's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by IOS and are located in Downers Grove, Illinois. Renaissance leases office space in Sanford, Maine. IOS uses independent warehouse and distribution facilities in Ohio and Ontario, Canada for product distribution.

ITEM 3. LEGAL PROCEEDINGS

     IOS is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the management of IOS, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on IOS's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this report pursuant to instruction 3 to Item 401(b) of Regulation S-K:

           NAME               AGE                             EXECUTIVE OFFICERS
           ----               ---                             ------------------
Robert L. Norton..........    53          Chairman of the Board and President
Francis C. Piccirillo.....    50          Division President and General Manager
Timothy M. Rasmussen......    40          Division President and General Manager
Michael J. Soenen.........    30          President and Chief Executive Officer of FTD.COM INC.
Randall L. Twyman.........    36          Vice President of Finance

     Mr. Norton was named Chairman of the Board of Directors in June 2000. Mr. Norton retains his titles as President and Chief Executive Officer of the Operating Company and President of IOS. Mr. Norton has been the President of IOS since January 1997. Mr. Norton joined the Operating Company in October 1996 as General Manager and became President and Chief Executive Officer in January 1997. From March 1993 until May 1996, Mr. Norton was Vice Chairman and Chief Financial Officer of JoAnn Stores, Inc., a retail chain of fabric and craft stores. Mr. Norton received a B.S. from Cleveland State University in 1973.

     Mr. Piccirillo was named Division President and General Manager in July 2000. Mr. Piccirillo joined IOS as Treasurer in August 1997. From August 1997 to June 2000, Mr. Piccirillo served as Vice President and Chief Financial Officer for the Operating Company. Prior to joining the staff in August 1997, Mr. Piccirillo was Vice President/Treasurer of JoAnn Stores, Inc. for more than five years. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and a M.B.A. in 1973 from Gannon University.

     Mr. Rasmussen was named Division President and General Manager in July 2000. He previously had served as Vice President of Sales, prior to joining the Operating Company in October 1998. Mr. Rasmussen was Vice President Sales for American Floral Services, Inc., a floral services provider, from October 1995 until October 1998. Prior to that time, Mr. Rasmussen was a regional sales manager for Scott Paper Company for more than five years. Mr. Rasmussen received a B.S. from Northeastern University in 1983.

     Mr. Soenen was named the President and Chief Executive Officer and a Director of FTD.COM in May 1999. From September 1998 until April 1999, he served as Vice President -- Marketing of the Operating Company. From January 1997 until August 1998, he was Director of Sales Promotion for the Operating Company. Mr. Soenen was an associate at Perry Corp. from August 1996 until December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers, Inc., an investment banking firm. Mr. Soenen received a B.A. from Kalamazoo College in 1992.

     Mr. Twyman was named as the Vice President of Finance in July 2000. He previously served as the Controller of the Company. Prior to joining the Company in November 1999, he was the Assistant Controller, and served in various other capacities, at Jo-Ann Stores, Inc. for more than 5 years. Prior to that time, Mr. Twyman worked in the corporate audit group of Arthur Andersen for 4 years. Mr. Twyman received his B.S. in Accounting in 1987 from Kent State University of Ohio and is a Certified Public Accountant.

     Executive officers are selected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for IOS's common equity. As of August 31, there were approximately 2,000 holders of IOS Class A Common Stock, par value $.01 per share, and four holders of IOS Class B Common Stock, par value $.0005 per share.

     IOS has not paid any cash dividends on its common equity since its inception. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of IOS, and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions and such other factors as the Board of Directors deems relevant.

     In addition, under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Operating Company to IOS to pay management fees in an amount not to exceed $2.0 million in any one fiscal year pursuant to the Management Consulting Services Agreement (as hereinafter defined); (2) payments by the Operating Company to IOS for the reimbursement of reasonable out-of-pocket expenses permitted pursuant to the Management Consulting Services Agreement; and (3) payments by the Operating Company to IOS to repurchase shares of IOS Common Stock (subject to restrictions).

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data of IOS BRANDS Corporation for fiscal years ended June 30, 2000, 1999, 1998, 1997, and 1996. The selected historical statement of operating data for the years ended June 30, 2000, 1999, 1998, 1997 and 1996 and the balance sheet data as of June 30, 2000, 1999, 1998, 1997 and 1996 were derived from the audited consolidated financial statements of IOS. The information contained in this table should be read in conjunction with Item 7 "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of IOS for the years ended June 30, 2000, 1999 and 1998, including the notes thereto, appearing elsewhere in this Form 10-K.

                      CONSOLIDATED IOS BRANDS CORPORATION

                                                                   YEAR ENDED JUNE 30,
                                              -------------------------------------------------------------
                                                2000         1999         1998         1997         1996
                                                ----         ----         ----         ----         ----
                                               (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:
  Total revenue...........................    $267,727     $213,433     $183,578     $181,120     $179,150
  Cost of goods sold and services
     provided.............................     134,089       95,399       86,649       87,133       87,302
  Selling, general and administrative
     expenses.............................     156,744      107,290       84,615       82,566       88,355
                                              --------     --------     --------     --------     --------
  Income (loss) from operations...........     (23,106)      10,744       12,314       11,421        3,493
  Other expense, net......................       4,006        6,699        9,115       12,752       12,067
  Income tax expense (benefit)............      (7,586)       3,192        2,102          416       (1,813)
  Minority interest(1)....................      (4,389)          --           (1)         (14)         (33)
                                              --------     --------     --------     --------     --------
Net income (loss) before extraordinary
  item....................................    $(15,137)    $    853     $  1,098     $ (1,733)    $ (6,728)
                                              ========     ========     ========     ========     ========
Extraordinary item(2):
  Loss on extinguishment of debt (net of
     income tax benefit)..................          --       (3,714)        (835)          --           --
                                              --------     --------     --------     --------     --------
  Net income (loss).......................    $(15,137)    $ (2,861)    $    263     $ (1,733)    $ (6,728)
                                              ========     ========     ========     ========     ========
Income (loss) per share
  Basic and diluted before extraordinary
     item.................................    $  (0.99)    $   0.05     $   0.07     $ ( 0.11)    $  (0.50)
  Extraordinary item......................    $     --     $  (0.24)    $  (0.05)    $     --     $     --
  Basic and diluted.......................    $  (0.99)    $  (0.19)    $   0.02     $  (0.11)    $  (0.50)
OTHER DATA:
  Depreciation and amortization...........    $  8,628     $  7,307     $  9,570     $ 15,606     $ 14,231
  Capital expenditures....................      15,655        8,970        1,942        2,614        4,950
BALANCE SHEET DATA:
  (at end of period)
  Working capital (deficit)...............    $    778     $ (8,285)    $ (4,148)    $  5,339     $  2,718
  Total assets............................     171,466      144,697      154,486      181,724      196,082
  Long-term debt, including current
     portion..............................      54,750       51,750       58,130       82,400       96,277
  Total equity............................    $  3,631     $ 23,778     $ 27,924     $ 27,172     $ 29,140
                                              ========     ========     ========     ========     ========

-------------------------
(1) In fiscal 2000, represents the minority's interest in FTD.COM. In fiscal 1998, 1997, and 1996, represents the minority's interest in Renaissance, which was purchased for cash by FTD in fiscal 1998.

(2) In November 1997, FTD entered into a new credit agreement with Bank One Capital Markets, Inc. As a result of entering into the new credit agreement, unamortized deferred financing costs associated with the then existing debt were expensed net of the related income tax benefit of $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million after the related income tax benefit of $0.5 million. In December 1998, the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"). The reacquisition price totaled $64.2 million and consisted of the $60.0 million principal on the Notes and a $4.2 million pre-payment penalty premium. As a result of the reacquisition of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December, 1998. Accordingly, the loss on the reacquisition of the Notes totaled $7.1 million. The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, for a tax-effected loss on reacquisition of the Notes of $3.7 million. See Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective November 18, 1999, FTD Corporation changed its name to IOS BRANDS Corporation, which we believe will allow the Company to build on the multi-brand name recognition and distinguish it from the operating subsidiary Florists' Transworld Delivery, Inc.

     Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties, and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to maintain its advertising presence, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables, and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services, as well as the risks associated with the ability of FTD.COM to continue its growth and meet its liquidity requirements . The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by IOS's major operations and summarizes IOS's historical results of operations for the fiscal years ended June 30, 2000, 1999 and 1998:

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
REVENUE:
Technology products and services............................  $128,604   $114,336   $101,912
Marketplace and Other.......................................    51,537     53,627     51,003
Direct to Consumer..........................................    87,586     45,470     30,663
                                                              --------   --------   --------
       Total revenue........................................   267,727    213,433    183,578
COST OF GOODS SOLD AND SERVICES PROVIDED:
Technology products and services............................    28,445     23,038     23,378
Marketplace and Other.......................................    37,272     36,949     36,588
Direct to Consumer..........................................    68,372     35,412     26,683
                                                              --------   --------   --------
     Total cost of goods sold and services provided.........   134,089     95,399     86,649
OPERATING EXPENSES:
Advertising and selling.....................................   102,870     64,992     54,926
General and administrative..................................    53,874     42,298     29,689
                                                              --------   --------   --------
     Total operating expenses...............................   156,744    107,290     84,615
                                                              --------   --------   --------
Income (loss) from operations...............................   (23,106)    10,744     12,314
OTHER INCOME AND EXPENSES:
Interest income.............................................    (1,905)      (619)    (1,079)
Interest expense............................................     5,677      6,890     10,582
Foreign exchange gain (loss)................................       235        628       (388)
Other Income................................................        (1)      (200)        --
                                                              --------   --------   --------
     Total other expenses, net..............................     4,006      6,699      9,115

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Income (loss) before income tax expense, minority interest,
  and extraordinary item....................................   (27,112)     4,045      3,199
Income tax expense (benefit)................................    (7,586)     3,192      2,102
Minority interest in loss of subsidiary.....................    (4,389)        --         (1)
                                                              --------   --------   --------
Net income (loss) before extraordinary item.................   (15,137)       853      1,098
Extraordinary item
Loss on early extinguishment of debt (net of income tax
  benefit)..................................................        --     (3,714)      (835)
                                                              --------   --------   --------
Net income (loss)...........................................  $(15,137)  $ (2,861)  $    263
                                                              ========   ========   ========

     The Company generates its revenue from three principal areas of operation. These areas have been identified as Technology Products and Services, Marketplace and Other, and Direct to Consumer.

     Technology Products and Services consists primarily of:

     - Mercury equipment, Mercury Advantage systems, and Mercury Wings(TM) systems sales, which includes both sales and leases of hardware and software to FTD florists.

     - Mercury Network, which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses.

     - Clearinghouse, which provides order billing and collection services to both the sending and receiving florists and for which FTD receives a percentage of the sales price for the service.

     - Flowers After Hours, which is FTD's call forwarding service whereby FTD receives orders for participating florists when that florist's shop is closed or otherwise unavailable. FTD charges a fee for each transaction processed.

     - Publications, which consists of the FTD Directory published on a quarterly basis on CD-ROM as well as in paper book form. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online through FTD.COM's Web site, www.ftd.com.

     - Credit Card processing, which is a service offered to participating florists whereby FTD pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than the FTD florists could secure individually.

     - Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists to enable florists to transmit and receive orders outside North America.

     The Marketplace and Other business segment primarily represents FTD's wholesale distribution of floral related products to florists. This includes both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products, and a wide variety of other floral-related supplies. It also includes greeting cards, specialty gifts and the FSG in addition to other miscellaneous income items.

     The Direct to Consumer business segment represents revenue derived from FTD's majority owned subsidiary, FTD.COM. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site. FTD.COM records order revenue and costs for fulfillment and processing services when an order is fulfilled. In addition, FTD.COM charges the customer a service fee for all floral orders.

     In view of the rapidly changing nature of the Company's Direct to Consumer business and seasonal variations of the Company's other business segments, the Company believes that comparisons of its operating results for any period with those of the preceding period are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. These fluctuations are primarily attributable to increased sales and advertising expenditures during popular floral holiday seasons in the fiscal quarters ended March 31, June 30 and December 31. In addition, this seasonality is attributable to increased revenues in the quarter ended March 31 relating to the increased floral orders and shipments of Mother's Day holiday products.

YEAR ENDED JUNE 30, 2000, COMPARED TO YEAR ENDED JUNE 30, 1999

     Total revenues increased $54.3 million, or 25.4%, to $267.7 million for the year ended June 30, 2000, compared to $213.4 million for the year ended June 30, 1999. This increase was primarily the result of an increase in revenues in the Direct to Consumer and Technology Products and Services business segments, offset in part by a decrease in revenues in the Marketplace and Other business segment.

     Technology products and services segment revenue increased $14.3 million, or 12.5%, to $128.6 million for the year ended June 30, 2000, compared to $114.3 million for the year ended June 30, 1999. This increase is primarily due to increases in Clearinghouse, Mercury Advantage and Mercury Wings(TM) systems sales, Publications and Credit Cards. These increases were partially offset by decreases in Mercury equipment rental revenues and Mercury network transmissions. The increase relating to Clearinghouse is primarily attributable to the increase in the monthly access fee charged to florists. The increase in revenue relating to Mercury Advantage and Mercury Wings(TM) is due to an increase in the number of systems sold over the prior year. The increase in Publications is primarily attributable to an increase in listings and extra advertisements in the FTD directory in comparison to the prior year. The increase in revenue related to credit cards is due to the increase in the commissions fee for bankcard processing and an increase in credit card volume.

     Marketplace and Other segment revenue decreased $2.1 million, or 3.9%, to $51.5 million for the year ended June 30, 2000, from $53.6 million for the year ended June 30, 1999. The decrease was primarily the result of $2.8 million in revenues for the FSG (see Note 16 of Notes to Consolidated Financial Statements), recorded in the previous year versus no FSG revenues recorded in the current year.

     Direct to Consumer segment revenue increased $42.1 million, or 92.5%, to $87.6 million for the year ended June 30, 2000, compared to $45.5 million for the year ended June 30, 1999. The increase over the prior year was primarily due to an increase in the number of orders placed by consumers through the www.ftd.com Web site as well as an increase in the average order value.

     Total cost of goods sold and services provided increased $38.7 million, or 40.6%, to $134.1 million for the year ended June 30, 2000, compared to $95.4 million for the year ended June 30, 1999. This increase was primarily attributable to the costs associated with increases in revenues in the Direct to Consumer and Technology Products and Services business segments. As a percent of revenue, total cost of goods sold and services provided increased to 50.1% for the year ended June 30, 2000, from 44.7% for the year ended June 30, 1999. This was primarily due to the significant increase in sales volume in the Direct to Consumer business segment, which has a higher relative cost of sales percentage compared to other business segments.

     Cost of goods sold and services provided associated with Technology products and services increased $5.4 million, or 23.5% to $28.4 million for the year ended June 30, 2000, compared to $23.0 million for the year ended June 30, 1999. This increase was primarily due to higher equipment and support costs associated with increased sales of Mercury Advantage and Mercury Wings(TM) Systems as well as increased costs associated with publications and an increase in credit card volume.

     Cost of goods sold and services provided associated with Marketplace and Other increased by $0.4 million, or 1.1%, to $37.3 million for the year ended June 30, 2000, compared to $36.9 million for the year ended June 30, 1999. Increased costs associated with inventory reduction effects, were offset by lower cost related to the FSG. Cost of goods sold in the previous year included costs related to the FSG versus no FSG costs in the current year.

     Cost of goods sold and services provided associated with Direct to Consumer increased $33.0 million, or 93.2%, to $68.4 million for the year ended June 30, 2000 compared to $35.4 million for the year ended

June 30, 1999. The increase was primarily attributable to costs associated with processing and fulfilling more consumer orders.

     Advertising and selling costs increased $37.9 million, or 58.3%, to $102.9 million for the year ended June 30, 2000, compared to $65.0 million for the year ended June 30, 1999. This was primarily due to increased costs associated with Internet marketing and national advertising. FTD.COM's marketing and promotion costs were $42.9 million and $12.0 respectively for the fiscal years 2000 and 1999. In fiscal 2001, the Company intends to reduce its marketing and promotions expenditures related to the Direct to Consumer business segment, with the use of a campaign that is more focused on retention of customers.

     General and administrative costs increased $11.6 million, or 27.4%, to $53.9 million for the year ended June 30, 2000, from $42.3 million from the year ended June 30, 1999. This was primarily due to the increased payroll and administrative costs to support the growth of the Company.

     Interest income increased $1.3 million over the prior year to $1.9 million for the year ended June 30, 2000. This increase was primarily due to interest earned on unused proceeds from the initial public offering ("IPO") of FTD.COM. Interest expense decreased by $1.2 million from the prior year to $5.7 million for the year ended June 30, 2000. The decrease was primarily attributable to a lower borrowing rate during the current year as a result of extinguishing $60.0 million of 14% Senior Subordinated Notes on December 15, 1998, and utilizing existing bank credit facilities which have a lower average borrowing rate.

     The provision for income taxes and the effective tax rates for the years ended June 30, 2000 and 1999, were a benefit of $7.6 million and 28% and a provision of $3.2 million and 79%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and other items, which reduces the Company's tax benefit rate when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position.

     The minority interest in loss of subsidiary of $4.4 million for the year ended June 30, 2000, reflected on the consolidated statements of operations and comprehensive income, represents the net loss attributable to the minority shareholders for the period. The minority's interest was 17% as of June 30, 2000.

     The net income/loss before extraordinary item was a loss of $15.1 million for the year ended June 30, 2000, compared to income of $0.9 million for the year ended June 30, 1999, an $16.0 million decrease from the prior year. The decrease was primarily the result of increased advertising, selling, and marketing expenses associated with the national advertising campaign for the Company's majority owned subsidiary FTD.COM. The net loss for the year ended June 30, 1999 includes an after-tax extraordinary loss of $3.7 million as a result of the extinguishment of debt as noted above.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

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

     Marketplace and Other segment revenue increased by $2.6 million, or 5.1%, to $53.6 million for the year ended June 30, 1999, compared to $51.0 million for the year ended June 30, 1998. The increase from the prior year is primarily a result of an increase in revenue from the sale of the newly published Floral Selections

Guide ("FSG"), a counter display book of floral arrangements for all occasions, to all FTD florists in addition to an increase in the sale of Marketplace products and Renaissance Greeting Cards.

     Direct to Consumer segment revenue increased by $14.8 million, or 48.2%, to $45.5 million for the year ended June 30, 1999, compared to $30.7 million for the year ended June 30, 1998. The increase in revenue from the prior year was attributable to a significant increase in the number of orders placed by consumers through the www.ftd.com Web site.

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

     Costs of goods sold and services provided associated with Marketplace and Other increased $0.3 million, or 0.8%, to $36.9 million for the year ended June 30, 1999, compared to $36.6 million for the year ended June 30, 1998. This increase is primarily associated with the production costs associated with the new FSG in addition to the increase in costs associated with the increase in sales of Marketplace products.

     Costs of goods sold and services provided associated with Direct to Consumer increased $8.7 million, or 32.6%, to $35.4 million for the year ended June 30, 1999, compared to $26.7 million for the year ended June 30, 1998. This increase is primarily due to increased processing and fulfillment costs associated with the increase in consumer orders placed through the www.ftd.com Web site.

     Advertising and selling costs increased $10.1 million, or 18.4%, to $65.0 million for the year ended June 30, 1999, from $54.9 million a year earlier. This is primarily due to FTD's increased costs associated with the FTD(R) Dollars and Scents(TM) cash rebate program (a program under which rebates are paid to florists based on order volume), national advertising and public relations.

     General and administrative costs increased $12.6 million, or 42.4%, to $42.3 million for the year ended June 30, 1999, from $29.7 million a year earlier primarily due to increased payroll and administrative costs supporting company growth.

     Interest income for the year ended June 30, 1999 was $0.6 million as compared to $1.1 million for the year ended June 30, 1998. The decrease of $0.5 million resulted from lower interest rates from the prior year. Interest expense for the year ended June 30, 1999 was $6.9 million as compared to $10.6 million for the year ended June 30, 1998. The decrease of $3.7 million resulted from lower average debt outstanding. See "--Liquidity and Capital Resources."

     Income taxes on income from continuing operations for the year ended June 30, 1999, reflect an expense of $3.2 million compared to an expense of $2.1 million for the year ended June 30, 1998. This increase is due to the increase in taxable income.

     As a result of the factors described above, a net profit before extraordinary item of $0.9 million was achieved for the year ended June 30, 1999, a decrease of $0.2 million from a net profit before extraordinary item of $1.1 million for the year ended June 30, 1998.

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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE
DATA):

                                                            FIRST      SECOND      THIRD     FOURTH
                      FISCAL 2000                          QUARTER    QUARTER     QUARTER    QUARTER
                      -----------                          -------    -------     -------    -------
Total revenue..........................................    $51,433    $ 67,618    $69,934    $78,742
Gross Profit...........................................     26,415      33,827     35,024     38,372
Loss from operations...................................     (4,193)    (10,355)    (5,658)    (2,900)
Net loss...............................................     (3,774)     (6,791)    (3,756)      (816)
Basic and diluted loss per share.......................    $ (0.25)   $  (0.44)   $ (0.24)   $ (0.06)

                                                             FIRST     SECOND      THIRD     FOURTH
                      FISCAL 1999                           QUARTER    QUARTER    QUARTER    QUARTER
                      -----------                           -------    -------    -------    -------
Total revenue...........................................    $44,593    $54,543    $58,493    $55,804
Gross Profit............................................     24,236     31,971     31,341     30,486
Income from operations..................................        539      5,028      2,895      2,282
Extraordinary item......................................         --     (3,714)        --         --
Net income (loss).......................................       (845)    (2,078)       969       (907)
Basic and diluted income (loss) per share*:
  Net income (loss) per share before extraordinary
     item...............................................    $ (0.05)   $  0.11    $  0.06    $ (0.07)
  Extraordinary item....................................    $    --    $ (0.24)   $    --    $    --
  Net income (loss) per share...........................    $ (0.05)   $ (0.13)   $  0.06    $ (0.07)

-------------------------
* Basic and diluted income (loss) per share is shown as one amount due to the immaterial effect of dilutive common stock equivalents in the calculation of diluted income (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $18.4 million to $20.8 million as of June 30, 2000 from $2.5 million as of June 30, 1999. Cash used in operating activities was $4.4 million for the year ended June 30, 2000 compared to cash used in operating activities of $2.7 million for the year ended June 30, 1999. The increase in cash used in operating activities is primarily attributable to the net loss, the deferred tax asset, and the minority interest offset in part by an increase in accounts payable and other accrued liabilities, unearned income and customer deposits. In addition, for the year ended June 30, 2000, FTD.COM made capital expenditures of $3.7 million related to software development costs, of which $3.5 million were written-off as part of a one-time charge associated with the development work related to a new version of its Web site.

     Cash used in investing activities was $15.7 million for the year ended June 30, 2000 compared to cash used in investing activities of $9.0 million for the year ended June 30, 1999. Expenditures for depreciable fixed assets such as furniture and equipment were $5.0 million for the year ended June 30, 2000 compared to $3.7 million for the year ended June 30, 1999. Expenditures for amortizable intangibles such as costs relating to the development and implementation of internal use software and other information technology costs were $10.7 million and $5.3 million, respectively, for the years ended June 30, 2000 and June 30, 1999. The Company's anticipated capital expenditures for fiscal 2001 are estimated to be approximately $5.0 to $7.0 million and will primarily be used for developing new software and information technology purchases.

     Cash provided by financing activities was $38.5 million for the year ended June 30, 2000, compared to cash provided by financing activities of $0.5 million for the year ended June 30, 1999. The increase is primarily the result of the net proceeds of $35.6 million generated from FTD.COM's IPO. The remainder of the increase is the result of increased borrowings under the bank credit facilities. The Company is using the net proceeds from the IPO of FTD.COM to fund FTD.COM's working capital needs and anticipated capital expenditures.

     The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consist of a $38.8 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. As of June 30, 2000, the Company had $38.8 million outstanding under the Multiple Draw Term Loan Facility, $16.0 million outstanding under the Revolving Credit Facility and $2.0 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced, over a period of 14 consecutive quarterly installments continuing until the termination date of December 31, 2003, through cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of June 30, 2000, the Company was in compliance with the covenants contained in the Bank Credit Facilities.

     In addition to its debt service obligations, the Company's remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities. The Company's Direct to Consumer business segment, FTD.COM, may also have long-term liquidity needs that may require it to raise additional capital. If FTD.COM needed to raise additional capital and was not able to do so, FTD.COM could be required to significantly alter its operating plan, which could have a material effect on the results of operations and financial condition of FTD.COM and the Company.

     On July 26, 2000, the Company settled an ongoing lawsuit whereby one of IOS's shareholders, and former warrantholder, agreed to return 750,000 shares of IOS's Class B common stock, which IOS will treat as treasury stock. The warrants, underlying the ownership of these shares of stock, were issued in conjunction with the acquisition of Florist Transworld Delivery Association, by the Company in 1994. As a result of this settlement, the Company expects to recognize other income of approximately $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137 and SFAS No. 138, and is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. The Company currently records revenue in accordance with SAB 101.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition, measurement and income statement classification of sales incentives offered by a vendor that can be used in a single exchange transaction. This EITF is effective for fiscal quarters beginning after December 15, 1999. The Company does not expect the adoption of EITF 00-14 to have a significant impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion
(APB) No. 25. FIN 44 which is effective for financial statements beginning after July 1, 2000. Certain provisions of APB Opinion No. 25 are applicable for transactions dating back to December 15, 1998. FIN 44 clarifies the application of APB Opinion No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and accounting treatment for options assumed in business combinations. The Company does not expect the adoption of FIN 44 to have a significant impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, which primarily includes interest rate risk. The Company's policy is to enter into certain derivative instruments in an effort to hedge its underlying economic exposure and to manage these instruments with the objective to reduce its exposure to changes in interest rates. The Company currently does not use derivative instruments for trading purposes.

     The Company's exposure to interest rate risk is primarily the result of borrowings under the Bank Credit Facilities, which are subject to interest rates ranging from 8.0625% to 9.75% at June 30, 2000. The Company entered into an interest rate swap agreement at a fixed rate of 5.74% plus a variable spread until December 31, 2000 in order to limit its exposure to interest rate fluctuations. At June 30, 2000, the variable spread was 0.54% and the notional amount was $21.6 million. The Company believes that its exposure to interest rate fluctuations will also be limited due to the Company's philosophy of maintaining a minimal cash balance in an effort to effectively use any excess cash flows to reduce outstanding debt. The Company believes that the continued decrease in the balance of outstanding debt in addition to the terms of the interest rate swap agreement are sufficient precautions to limit the Company's exposure to changing interest rates.

     At June 30, 2000, $54.8 million of debt was outstanding under the Bank Credit Facilities. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap at June 30, 2000 was a gain of approximately $56,000 and was calculated based on future quarterly interest payments using the interest rate effective at June 30, 2000. At June 30, 2000, a 100 basis point decrease in interest rates would result in an approximate cost of $47 thousand to terminate this swap agreement.

     A portion of the Company's outstanding variable rate debt, which totaled $33.2 million as of June 30, 2000, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR during the year ended June 30, 2000 would result in an increase of $332,000 in the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

     The Company will continue to monitor changing economic conditions, and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

     The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the consolidated statements of operations and did not have a material effect on other comprehensive income for the years ended June 30, 2000, 1999 and 1998. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant required by this item are set forth on pages F-1 through F-27 and the related schedule is set forth on page F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors" to be contained in the Company's Information Statement. See also Item 4-A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Management -- Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Fiscal Year-End Option Values" and "Director Compensation for the Last Fiscal Year" to be contained in the Company's Information Statement. The sections, "Board of Directors Report on Executive Compensation" and "Stockholder Return Comparison," in the Company's Information Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the sections, "Security Ownership of Certain Beneficial Owners and Management" and "Principal Stockholders," to be contained in the Company's Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section, "Relationship with Affiliates," to be contained in the Company's Information Statement.

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

     (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholders of the Company's reasonable expenses in furnishing any such exhibits. Such exhibits, as indicated in the index, either are filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2000.

(C) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     See accompanying Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         IOS BRANDS Corporation

                                         By:      /s/ ROBERT L. NORTON
                                            ------------------------------------
                                            Name: Robert L. Norton
                                            Title: Chairman of the Board of
                                                   Directors and President
                                              Date: September 19, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----

           /s/ ROBERT L. NORTON             Chairman of the Board of Directors    September 19, 2000
------------------------------------------  and President (Principal Executive
             Robert L. Norton               Officer)

          /s/ RANDALL L. TWYMAN             Vice President of Finance (Principal  September 19, 2000
------------------------------------------  Accounting and Financial Officer)
            Randall L. Twyman

             /s/ HABIB GORGI                Director                              September 19, 2000
------------------------------------------
               Habib Gorgi

            /s/ VERONICA K. HO              Director                              September 19, 2000
------------------------------------------
              Veronica K. Ho

            /s/ STEVE PAGLIUCA              Director                              September 19, 2000
------------------------------------------
              Steve Pagliuca

           /s/ RICHARD C. PERRY             Director                              September 19, 2000
------------------------------------------
             Richard C. Perry

          /s/ GARY K. SILBERBERG            Director                              September 19, 2000
------------------------------------------
            Gary K. Silberberg

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of June 30, 2000 and 1999....    F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended June 30, 2000, 1999 and
  1998......................................................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2000, 1999 and 1998..................    F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999 and 1998..............................    F-6
Notes to Consolidated Financial Statements..................    F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................    F-28
Schedule II -- Valuation and Qualifying Accounts............    F-29

[KPMG LOGO]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
IOS BRANDS Corporation:

     We have audited the accompanying consolidated balance sheets of IOS BRANDS Corporation and subsidiaries (formerly known as FTD Corporation), as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IOS BRANDS Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
August 4, 2000

                             IOS BRANDS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND 1999

                                                                2000        1999
                                                                ----        ----
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 20,825    $  2,468
Accounts receivable, less allowance for doubtful accounts of
  $3,596 at June 30, 2000 and $1,681 at June 30, 1999.......    22,893      22,813
Inventories, net............................................    14,201      13,641
Deferred income taxes.......................................     2,901       3,045
Prepaid expenses............................................     2,302       4,088
                                                              --------    --------
    Total current assets....................................    63,122      46,055
PROPERTY AND EQUIPMENT:
Land and improvements.......................................     1,600       1,600
Building and improvements...................................     8,697       8,549
Mercury consoles............................................    21,850      21,862
Furniture and equipment.....................................    22,333      17,477
                                                              --------    --------
    Total...................................................    54,480      49,488
Less accumulated depreciation...............................    37,013      33,504
                                                              --------    --------
Property and equipment, net.................................    17,467      15,984
OTHER ASSETS:
Deferred financing costs, less accumulated amortization of
  $725 at June 30, 2000 and $445 at June 30, 1999...........       829       1,059
Deferred income taxes.......................................     9,359       1,418
Other noncurrent assets.....................................    11,913       8,451
Goodwill and other intangibles, less accumulated
  amortization of $16,608 at June 30, 2000 and $13,654 at
  June 30, 1999.............................................    68,776      71,730
                                                              --------    --------
    Total other assets......................................    90,877      82,658
                                                              --------    --------
    Total Assets............................................  $171,466    $144,697
                                                              ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 41,706    $ 32,425
Accrued customer incentive programs.........................     1,490       6,173
Customer deposits...........................................    10,463       9,578
Unearned income.............................................     1,097         663
Other accrued liabilities...................................     7,588       5,501
                                                              --------    --------
    Total current liabilities...............................    62,344      54,340
Long-term debt..............................................    54,750      51,750
Post-retirement benefits and accrued pension obligations,
  less current portion......................................     5,517       5,755
Preferred stockholders' equity in a subsidiary company
  Series A 8% Cumulative Redeemable Convertible Preferred
  Stock, $.01 par value; no shares issued and outstanding at
  June 30, 2000; 90,000 shares issued and outstanding at
  June 30, 1999.............................................        --       9,074
Minority interest in subsidiary.............................    45,224          --
STOCKHOLDER'S EQUITY:
Preferred stock: $0.01 par value, 1,000,000 shares
  authorized, no shares issued..............................        --          --
Common stock:
  Class A, $0.01 par value, 30,000,000 shares authorized;
    12,593,227 shares issued and 12,372,388 shares
    outstanding at June 30, 2000; 12,598,227 shares issued
    and 12,380,270 outstanding at June 30, 1999.............       123         123
  Class B, $0.0005 par value, 3,000,000 shares authorized;
    3,000,000 shares issued and 2,948,750 shares outstanding
    at June 30, 2000 and June 30, 1999......................         2           2
Paid-in capital.............................................    37,170      37,170
Accumulated deficit.........................................   (25,711)    (10,648)
Accumulated other comprehensive income -- cumulative
  translation adjustment....................................      (106)        (96)
Unamortized restricted stock................................    (5,902)       (913)
Treasury stock..............................................    (1,945)     (1,860)
                                                              --------    --------
    Total stockholders' equity..............................     3,631      23,778
                                                              --------    --------
    Total liabilities and stockholders' equity..............  $171,466    $144,697
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             IOS BRANDS CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
REVENUES:
  Technology products and services..........................    $128,604    $114,336    $101,912
  Marketplace and Other.....................................      51,537      53,627      51,003
  Direct to Consumer........................................      87,586      45,470      30,663
                                                                --------    --------    --------
     Total revenues.........................................     267,727     213,433     183,578
                                                                --------    --------    --------
COSTS OF GOODS SOLD AND SERVICES PROVIDED:
  Technology products and services..........................      28,445      23,038      23,378
  Marketplace and Other.....................................      37,272      36,949      36,588
  Direct to Consumer........................................      68,372      35,412      26,683
                                                                --------    --------    --------
     Total costs of goods sold and services provided........     134,089      95,399      86,649
                                                                --------    --------    --------
OPERATING EXPENSES:
  Advertising and selling...................................     102,870      64,992      54,926
  General and administrative................................      53,874      42,298      29,689
                                                                --------    --------    --------
     Total operating expenses...............................     156,744     107,290      84,615
     Income (loss) from operations..........................     (23,106)     10,744      12,314
                                                                --------    --------    --------
OTHER INCOME AND EXPENSES:
  Interest income...........................................      (1,905)       (619)     (1,079)
  Interest expense..........................................       5,677       6,890      10,582
  Foreign exchange gain (loss)..............................         235         628        (388)
  Other income..............................................          (1)       (200)         --
                                                                --------    --------    --------
     Total other income and expenses........................       4,006       6,699       9,115
                                                                --------    --------    --------
     Income (loss) before income tax expense, minority
       interest and extraordinary item......................     (27,112)      4,045       3,199
Income tax expense (benefit)................................      (7,586)      3,192       2,102
Minority interest in loss of subsidiary.....................      (4,389)         --          (1)
                                                                --------    --------    --------
     Net income (loss) before extraordinary item............     (15,137)        853       1,098
                                                                --------    --------    --------
EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, net of income tax
     benefit of $3,428 in 1999 and $490 in 1998.............          --      (3,714)       (835)
                                                                --------    --------    --------
     Net income (loss)......................................     (15,137)     (2,861)        263
  Dividends on subsidiary preferred stock...................          --         (74)         --
                                                                --------    --------    --------
     Net income (loss) available for common stockholders....    $(15,137)   $ (2,935)   $    263
                                                                ========    ========    ========
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments..................         (10)          3         (62)
                                                                --------    --------    --------
     Comprehensive income (loss)............................    $(15,147)   $ (2,858)   $    201
                                                                ========    ========    ========
INCOME (LOSS) PER SHARE:
  Basic and diluted before extraordinary item...............    $  (0.99)   $   0.05    $   0.07
  Extraordinary item........................................          --    $  (0.24)   $  (0.05)
                                                                --------    --------    --------
  Basic and diluted.........................................    $  (0.99)   $  (0.19)   $   0.02
                                                                ========    ========    ========
  Common shares used in the calculation of basic and diluted
     income (loss) per share................................      15,328      15,355      15,358
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             IOS BRANDS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                  2000        1999       1998
                                                                  ----        ----       ----
                                                                        (IN THOUSANDS)
Common stock at stated value
  Balance at beginning of year..............................    $    125    $    128    $   127
     Issuance of common stock...............................          --          --          1
     Cancellation of shares issued in 1998 Stock Offering...          --          (3)        --
                                                                --------    --------    -------
  Balance at end of year....................................    $    125    $    125    $   128
                                                                ========    ========    =======
Paid-in Capital
  Balance at beginning of year..............................    $ 37,170    $ 36,893    $35,727
     Issuance of common stock...............................          --          --        593
     Cancellation of shares issued in 1998 Stock Offering...          --         (26)        --
     Issuance of common stock to officers...................          --         303        573
                                                                --------    --------    -------
  Balance at end of year....................................    $ 37,170    $ 37,170    $36,893
                                                                ========    ========    =======
Accumulated Deficit
  Balance at beginning of year..............................    $(10,648)   $ (7,713)   $(7,976)
     Net income (loss)......................................     (15,137)     (2,861)       263
     Dividends on Series A preferred stock of subsidiary....          74         (74)        --
                                                                --------    --------    -------
  Balance at end of year....................................    $(25,711)   $(10,648)   $(7,713)
                                                                ========    ========    =======
Accumulated Other Comprehensive Income
  Balance at beginning of year..............................    $    (96)   $    (99)   $   (37)
     Foreign currency translation adjustment................         (10)          3        (62)
                                                                --------    --------    -------
  Balance at end of year....................................    $   (106)   $    (96)   $   (99)
                                                                ========    ========    =======
Unamortized Restricted Stock
  Balance at beginning of year..............................    $   (913)   $   (511)   $   (32)
     Payment of restricted stock............................          --          --         32
     Issuance of restricted stock...........................      (5,432)       (630)      (620)
     Amortization of restricted stock.......................         443         228        109
                                                                --------    --------    -------
  Balance at end of year....................................    $ (5,902)   $   (913)   $  (511)
                                                                ========    ========    =======
Treasury Stock
  Balance at beginning of year..............................    $ (1,860)   $   (774)   $  (637)
     Repurchase of common stock.............................         (85)     (1,382)      (252)
     Issuance of common stock to officers...................          --         296        115
                                                                --------    --------    -------
  Balance at end of year....................................    $ (1,945)   $ (1,860)   $  (774)
                                                                ========    ========    =======
Total Stockholders' Equity..................................    $  3,631    $ 23,778    $27,924
                                                                ========    ========    =======

          See accompanying notes to consolidated financial statements.

                             IOS BRANDS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(15,137)  $ (2,861)  $    263
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     8,628      7,307      9,570
  Amortization of deferred financing costs and original
     issue discount.........................................       280      2,323      2,519
  Deferred compensation expense.............................       443        228        109
  Web site one-time charge..................................     3,561         --         --
  Provision for doubtful accounts...........................     1,931        442        511
  Deferred income taxes.....................................    (7,775)      (431)     1,423
  Post-retirement benefits and pensions.....................      (238)      (314)    (1,384)
  Minority interest in loss of subsidiary...................    (4,389)        --         (1)
  Increase (decrease) in cash due to change in:
     Accounts receivable....................................    (2,010)       849        364
     Inventories............................................      (560)      (380)     1,731
     Prepaid expenses.......................................       866     (3,231)     1,177
     Other noncurrent assets................................     1,313        209     (1,979)
     Accounts payable.......................................     9,280      2,562        626
     Accrued customer incentive programs....................    (4,683)    (7,874)       231
     Other accrued liabilities, unearned income, and
       customer deposits....................................     4,043     (1,547)    (2,068)
                                                              --------   --------   --------
       Net cash provided by (used in) operating
          activities........................................    (4,447)    (2,718)    13,092
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (15,655)    (8,970)    (1,942)
Purchase of minority interest in Renaissance................        --         --       (103)
                                                              --------   --------   --------
       Net cash provided by (used in) investing
          activities........................................   (15,655)    (8,970)    (2,045)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of revolving credit borrowings.................    68,875     62,000     28,546
Repayments of long-term debt................................   (65,925)   (69,051)   (54,652)
Proceeds from the issuance of Series A 8% redeemable
  convertible preferred stock by subsidiary.................        --      9,000         --
Issuance of common stock....................................        --         --        547
Cancellation of common stock................................        --        (29)        --
Issuance of subsidiary common stock.........................    35,604         --         --
Repurchase of common stock..................................       (85)    (1,382)      (137)
Payments received from stockholders.........................        --         --         32
                                                              --------   --------   --------
       Net cash provided by (used in) financing
          activities........................................    38,469        538    (25,664)
                                                              --------   --------   --------
Effect of foreign exchange rate changes on cash.............       (10)         3        (62)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    18,357    (11,147)   (14,679)
Cash and cash equivalents at beginning of period............     2,468     13,615     28,294
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 20,825   $  2,468   $ 13,615
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
Interest....................................................  $  4,958   $  6,103   $  5,283
                                                              ========   ========   ========
Income taxes................................................  $    119   $    403   $    110
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                             IOS BRANDS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

     IOS BRANDS Corporation ("the Company" or "IOS") is a supplier of technology products and services including the sale and leasing of hardware and software to florists, floral order clearing and processing, publications and credit card authorization and processing services. The Company is also a supplier of non-perishable hardgoods, including greeting cards, and offers marketing support and other services to the retail floral industry. In addition, the Company, through a subsidiary of Florists' Transworld Delivery, Inc., operates the www.ftd.com Web site and the 1-800 SEND-FTD toll free telephone number, both of which provide consumers with the ability to directly order floral and other specialty gift products.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company at June 30, 2000, 1999 and 1998 include the accounts of IOS BRANDS Corporation and its wholly-owned subsidiaries, including its principal operating subsidiary Florists' Transworld Delivery, Inc. ("FTD"). FTD includes its wholly owned subsidiaries, Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority owned subsidiary FTD.COM INC. ("FTD.COM"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of accounts receivable, accounts payable, accrued customer incentive programs, customer deposits, unearned income, other accrued liabilities and long-term debt. At June 30, 2000, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates the carrying amount. The fair value of long-term debt and off balance sheet financial instruments is disclosed in Note 3.

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

INVENTORIES

     Inventory consists of finished goods and is stated at the lower of cost or market value. Prior to July 1, 1998, cost was determined on a First In First Out
(FIFO) basis. On April 1, 1999, the Company began to determine cost on a weighted average basis given management's determination that this method provides a better matching of revenues and expenses associated with its inventory, which is mainly comprised of seasonal purchases. The difference in costing methods resulted in an immaterial effect on the consolidated statements of operations and comprehensive income in the fourth quarter of fiscal year 1999 and an immaterial cumulative effect on the consolidated statements of operations and comprehensive income in the first quarter of fiscal year 1999.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are 10 to 31.5 years for building and improvements, 5 years for Mercury consoles, and 5 to 10 years for furniture and equipment.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as a non-operating expense in the accompanying consolidated statements of operations and comprehensive income. Maintenance and repairs are charged to expense as incurred. Expenditures, that improve or extend the life of existing property and equipment, are capitalized.

SOFTWARE TO BE SOLD, LEASED, OR MARKETED

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that all costs relating to the purchase or internal development and production of a computer software product to be sold, leased, or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86.

INTERNAL USE SOFTWARE

     The Company has adopted the provisions of Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized.

INTANGIBLES

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized using the straight-line method over 30 years. Other intangibles consist of trademarks and acquired software and are being amortized over 40 and 5 years, respectively, using the straight-line method.

     The Company periodically evaluates whether events and circumstances that have occurred indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors would indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company would use an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles is recoverable, and over what period.

INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS No. 52, Foreign Currency Translation, balance sheet accounts of the Company's foreign operations are translated from Canadian currency into U.S. dollars at the year-end rate of exchange, while income and expenses are translated at the weighted average rates of exchange for the year. Translation gains or losses related to net assets located outside the United States are included in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent that they are not anti-dilutive. Basic and diluted earnings per common share for the years ended June 30, 2000, 1999, and 1998 were computed based on the weighted average number of common shares outstanding of approximately 15,328,000 shares, 15,355,000 shares and 15,358,000 shares respectively.

     Shares associated with stock options which were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 103,000 shares, 98,000 shares, and 150,000 shares for the years ended June 30, 2000, 1999, and 1998, respectively.

REVENUES

     Revenues earned by the Company for processing floral and gift orders are recorded in the month the orders are reported to the Company as filled. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of products are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued. Unearned revenue for Florists On-line Web site hosting is recognized ratably over the one-year life of the agreement.

     Revenues earned by FTD.COM are recorded when the order is fulfilled. Generally, when a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM receives the order, charges the customers' credit card, and transmits the order to the Operating Company. The Operating Company then transmits the order to the fulfilling florist. FTD.COM recognizes 100% of the order value as revenue. Orders that are not fulfilled by an FTD florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor. In addition, FTD.COM receives service fees for processing all orders. The service fee for orders placed over the Internet is $6.99, and the service fee for orders placed over the telephone is $9.99. From time to time, discounts are offered in connection with product promotions or holiday promotions to selected customer groups. Order revenues and service fees are reported net of discounts.

     The Company follows the provisions of SOP 97-2, Software Revenue Recognition. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) ratably over the period of the support agreement or lease agreement, given vendor-specific objective evidence of fair value of the elements cannot be established. Installation and training are recognized at the time of occurrence.

STOCK-BASED COMPENSATION

     The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Production and promotion costs are charged to expense when incurred. Cash rebates earned by FTD customers under the Company's customer incentive program are charged to expense when earned.

     In the years ended June 30, 2000, 1999 and 1998, advertising and sales promotion expense was $82 million, $52 million, and $38 million, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the Company's Consolidated Balance Sheets, Statements of Operations and Comprehensive Income, Stockholders' Equity, Cash Flows have been reclassified to conform to the current period presentation. This includes the reclassification of certain revenues generated from Direct to Consumer activities, which prior to the period ended June 30, 1999 were reported net of costs relating to processing and fulfillment and are now recorded on a gross basis. The corresponding costs representing the amounts paid for processing and fulfillment have been reclassified as Direct to Consumer costs of goods sold and services provided. The Company also made other reclassifications of costs of goods sold and services provided and selling, general and administrative expenses in order to conform to the current period presentation.

(2) INTANGIBLES

     On December 19, 1994 (the "Merger Date"), IOS completed an acquisition of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit cooperative association (the "Acquired Company"), pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated August 2, 1994. Concurrent with the Merger, the Acquired Company was converted from a nonprofit cooperative association to a for-profit corporation.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(2) INTANGIBLES -- CONTINUED
     The Company accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values. At June 30, 2000 the $2.0 million of purchase price allocated to software was fully amortized.

     At June 30, 2000 and 1999 goodwill and other intangible assets relating to the Acquisition consisted of the following (in thousands):

                                                                 2000       1999
                                                                 ----       ----
Goodwill....................................................    $68,384    $68,384
Trademarks..................................................     15,000     15,000
Software....................................................      2,000      2,000
                                                                -------    -------
                                                                 85,384     85,384
Less accumulated amortization...............................     16,608     13,654
                                                                -------    -------
Total.......................................................    $68,776    $71,730
                                                                =======    =======

(3) FINANCING ARRANGEMENTS

     In November 1997 IOS entered into a credit agreement with Banc One Capital Markets, Inc. who arranged a financing package (the "Bank Credit Facilities") with Bank One, NA acting as Administrative Agent. The Bank Credit Facilities consist of a $38.8 million Multiple Draw Term Loan Facility and a $50 million Revolving Credit Facility, both maturing on December 31, 2003. The original proceeds of the Revolving Credit Facility were used to provide funds for the refinancing of the then existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of unamortized deferred financing costs associated with the then existing debt were expensed in November 1997. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.5 million, resulting in a tax effected loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the accompanying consolidated statements of operations and comprehensive income for the year ended June 30, 1998.

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

     Borrowings under both the Multiple Draw Term Loan Facility and the Revolving Credit Facility are subject to variable interest rates based on the London Interbank Offered Rate ("LIBOR"). At June 30, 2000, the Company had an interest rate swap agreement with a notional amount of $21.6 million and variable rate debt outstanding of $54.8 million. Under the interest rate swap agreement, the Company will pay the

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(3) FINANCING ARRANGEMENTS -- CONTINUED
counterparty interest at a fixed rate of 5.74% plus the applicable spread and the counter-party will pay the Company at a variable rate based on LIBOR. The variable rate applicable to the swap agreement was 6.28% as of June 30, 2000. The fair value of the interest rate swap at June 30, 2000 was a gain of approximately $56 thousand, which was based on future quarterly interest payments using the interest rate in effect at June 30, 2000. The Company was not required to collateralize this agreement. The Company does not believe there is a material credit risk related to the inability of the counterparty to honor their portion of the agreement.

     The Company's credit agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 2000. The Company's debt agreements also include restrictions on the declaration and payment of dividends.

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

     Interest on borrowings made under the Bank Credit Facilities is calculated using LIBOR. The Bank Credit Facilities provide a maximum commitment for letters of credit of $15 million. In addition, a quarterly commitment fee is required on the unused portion of the Revolving Credit Facility at the then applicable commitment fee percentage. The applicable commitment fee percentage shall be determined by the Company's leverage ratio on the last day of each fiscal quarter. As of June 30, 2000, the Company has unused trade letters of credit of approximately $13.0 million outstanding under the terms of the Revolving Credit Facility.

     As of June 30, 2000, $38.8 million is outstanding under the Multiple Draw Term Loan Facility and is scheduled to be permanently reduced, over a period of 14 consecutive unequal quarterly installments continuing until the termination date of December 31, 2003 through the use of the Revolving Credit Facility. The borrowings outstanding under the Revolving Credit Facility will mature on December 31, 2003.

LONG-TERM DEBT (IN THOUSANDS)

     At June 30, 2000 and 1999 long-term debt consisted of the following:

                                                                 2000       1999
                                                                 ----       ----
Multiple Draw Term Loan Facility payable in 14 consecutive
  unequal quarterly installments at an approximate rate of
  8.5% at June 30, 2000.....................................    $38,750    $47,500
Revolving Credit Facility, due December 31, 2003 at an
  approximate rate of 9.8% at June 30, 2000.................     16,000      4,250
                                                                -------    -------
          Total long-term debt..............................    $54,750    $51,750
                                                                =======    =======

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(3) FINANCING ARRANGEMENTS -- CONTINUED
     The Company estimated the fair value of long-term debt based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity dates. The fair value approximates the carrying value of long-term debt as of June 30, 2000 and June 30, 1999.

     Aggregate maturities of debt at June 30, 2000 were as follows:

                                                          PAYMENT
                     FISCAL YEAR                          AMOUNT
                     -----------                          -------
2001..................................................    $ 8,218
2002..................................................     10,568
2003..................................................     12,918
2004..................................................     23,046
                                                          -------
          Total.......................................    $54,750
                                                          =======

     The outstanding debt balance of $54,750 was classified as long-term debt at June 30, 2000 as the Company intends to refinance the current portion of the Multiple Draw Term Loan Facility through the use of its Revolving Credit Facility which is due on December 31, 2003.

(4) LEASES

AS LESSOR

     The Company leases Mercury consoles and Mercury Wings(TM) systems to customers through leases classified as operating leases for accounting purposes. The net investment in equipment leased to customers under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 2000 and 1999 (in thousands):

                                                                 2000       1999
                                                                 ----       ----
Mercury consoles............................................    $21,850    $21,862
Mercury Wings systems.......................................      2,000         --
                                                                -------    -------
                                                                 23,850     21,862
                                                                -------    -------
Less: Accumulated Depreciation..............................    $21,960    $21,272
                                                                -------    -------
Net Investment..............................................    $ 1,890    $   590
                                                                =======    =======

     The total minimum future rentals on non-cancelable leases of Mercury Wings(TM) systems are as follows (in thousands):

2001...................................................    $  935
2002...................................................       935
2003...................................................       429
                                                           ------
          Total........................................    $2,299
                                                           ======

AS LESSEE

     The Company has entered into operating leases for certain hardware components of the Mercury Wings(TM) systems and corporate facilities and equipment. Rental expense relating to these leases totaled

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(4) LEASES -- CONTINUED
$1,661,000, $1,030,000, and $1,121,000 for fiscal 2000, 1999 and 1998, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

2001...................................................    $1,644
2002...................................................     1,168
2003...................................................       316
Thereafter.............................................        83
                                                           ------
          Total........................................    $3,211
                                                           ======

     The total minimum lease payments have not been reduced by minimum sublease rentals of $2,725,000 due in the future under non-cancelable subleases of Mercury Wings(TM) systems and corporate facilities.

(5) INCOME TAXES

     At June 30, 2000 and 1999, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                                 2000       1999
                                                                 ----       ----
Current deferred tax assets:
  Accrued customer incentive obligations....................    $    --    $   871
  Allowance for doubtful accounts...........................      1,331        661
  Unearned income...........................................        406        245
  Inventory.................................................        940        971
  Accrued vacation..........................................        191        189
  Other.....................................................         33        108
                                                                -------    -------
Current deferred tax assets.................................      2,901      3,045
                                                                -------    -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................     14,823      6,394
  Postretirement benefit obligations........................      1,890      1,978
  Accrued pension...........................................        152        152
  Other.....................................................        362        252
                                                                -------    -------
Noncurrent deferred tax assets..............................     17,227      8,776
Noncurrent deferred tax liabilities -- tax over book
  depreciation and difference in basis......................      5,368      5,858
                                                                -------    -------
Net noncurrent deferred tax assets..........................     11,859      2,918
                                                                -------    -------
Deferred tax assets -- valuation allowance..................     (2,500)    (1,500)
                                                                -------    -------
Net deferred tax assets.....................................     12,260    $ 4,463
                                                                =======    =======

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment was performed considering expected taxable income in future years and tax planning strategies available to the Company. The Company has determined that it is more likely than not that $12.3 million of deferred tax assets will be realized. The valuation allowance of $2.5 million is provided against deferred tax assets, that the Company determined not likely to be realizable as

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(5) INCOME TAXES -- CONTINUED
of June 30, 2000. This valuation allowance will be reviewed on a regular basis and adjustments will be made as appropriate.

     The Company's net operating loss carryforwards at June 30, 2000 were $40.0 million and are available to offset future taxable income. The net operating loss carryforwards expire in varying amounts as follows: $2.4 million in 2007; $2.3 million in 2008; $0.8 million in 2009; $5.2 million in 2010 and $29.3 million in 2019.

     The provision for income taxes on income before extraordinary item consists of the following components (in thousands):

                                                          2000       1999      1998
                                                          ----       ----      ----
Current -- U.S.......................................    $    --    $   --    $   --
Current -- Foreign...................................        211       172       190
Deferred (benefit)...................................     (7,797)    3,020     1,912
                                                         -------    ------    ------
Income tax expense (benefit).........................    $(7,586)   $3,192    $2,102
                                                         =======    ======    ======

     The provision for income taxes for the years ended June 30, 2000, 1999 and 1998, differs from the amount computed by applying the U.S. federal income tax rate (34 %) to pretax income because of the effect of the following items (in thousands):

                                                          2000       1999      1998
                                                          ----       ----      ----
Tax expense (benefit) at U.S. federal income tax
  rate...............................................    $(9,218)   $1,375    $1,088
State income taxes (benefit), net of federal income
  tax effect.........................................       (632)      162        64
Change in valuation allowance........................      1,000        --        --
Amortization of purchased goodwill...................        775       798       803
Foreign income taxes.................................         16       172       190
Other items, net.....................................        473       685       (43)
                                                         -------    ------    ------
Reported income tax (benefit) expense................    $(7,586)   $3,192    $2,102
                                                         =======    ======    ======

(6) SOFTWARE TO BE SOLD, LEASED, OR MARKETED

     The costs associated with the development of the Mercury WingsTM and other computer software are capitalized in accordance with SFAS No. 86. As of June 30, 2000 and 1999, capitalized computer software costs were $2.7 million and $1.4 million, respectively. During the years ended June 30, 2000 and 1999, $0.7 million and $0.2 million, respectively, were charged to expense for amortization of capitalized computer software costs. No amount was charged to expense for amortization of capitalized computer software during the year ended June 30, 1998. In accordance with SFAS 86, at June 30, 2000, the unamortized capitalized cost of the computer software was compared to the net realizable value of the product to determine whether any necessary write-downs should be made. The net realizable value is the estimated future gross revenues reduced by the estimated future cost of completing and disposing of the product. As of June 30, 2000 no write-down was necessary.

(7) INTERNAL USE SOFTWARE

     Certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. During fiscal 2000, the Company capitalized $3.7 million of Web site development costs related to FTD.COM's new Web site and $5.5 million of other

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(7) INTERNAL USE SOFTWARE -- CONTINUED
internal use software costs that were incurred subsequent to the planning and development stage. During the fourth quarter of fiscal 2000, The Company wrote-off $3.5 million of the previously capitalized Web site development costs as its decision to discontinue the development of its new Web site.

     Capitalized software costs are amortized over the expected economic life of five years using the straight-line method. At June 30, 2000 and 1999, the capitalized software costs were $9.6 million and $4.1 million, respectively. During the years ended June 30, 2000 and 1999, amortization expense was $1.4 and $0.2 million respectively. No amount was charged to amortization expense during the year ended June 30, 1998.

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain postretirement health care benefits to qualifying retirees under the terms of the Company's qualified retirement plan. The plan retirees are required to share in the cost of the benefit. During 1997, the consolidation of corporate staff and operations into one facility, together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and the Company's corresponding liability for certain postretirement benefits. These terminations caused a decrease in the Company's postretirement obligation and generated a pretax curtailment gain of $0.9 million which was recorded as a reduction in general and administrative expenses in the fiscal year ended June 30, 1998. The Company no longer provides such benefits to employees. As a result of eliminating active employees from the plan, the unrecognized net gain is being amortized over the average retiree life expectancy of sixteen years.

     In accordance with the disclosure requirements of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", the following tables provide a reconciliation of the benefit obligation and funded status as of June 30, 2000 and 1999 as well as the components of net periodic postretirement benefit costs for the years ended June 30, 2000, 1999 and 1998 (in thousands):

                                                                2000       1999
                                                                ----       ----
Benefit obligation at beginning of year....................    $ 2,480    $ 2,807
Interest cost..............................................        166        175
Benefits paid..............................................       (225)      (227)
Actuarial gain.............................................       (402)      (275)
                                                               -------    -------
Benefit obligation at end of year..........................    $ 2,019    $ 2,480
                                                               =======    =======
Funded status..............................................    $(2,019)   $(2,480)
Unrecognized net gain......................................     (3,345)    (3,122)
                                                               -------    -------
Accrued benefit cost.......................................    $(5,364)   $(5,602)
                                                               =======    =======

                                                           2000     1999     1998
                                                           ----     ----     ----
Service cost...........................................    $  --    $  --    $  72
Interest cost..........................................      166      175      232
Recognized net actuarial gain..........................     (180)    (175)    (276)
                                                           -----    -----    -----
Net periodic benefit cost..............................      (14)      --       28
Curtailment gain.......................................       --       --     (902)
                                                           -----    -----    -----
       Total postretirement benefit income.............    $ (14)   $  --    $(874)
                                                           =====    =====    =====

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- CONTINUED
     The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 8.0% at and for the year ended June 30, 2000, 7.00% at and for the year ended June 30, 1999 and 6.75% at and for the year ended June 30, 1998. For measurement purposes an 8.60% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease to 5.75% in 2007, and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 2000, would increase approximately $198,000, or 9.8%, while the periodic cost for the fiscal year ended June 30, 2000, would have increased approximately $17,000, or 10.3%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO as of June 30, 2000, would have decreased approximately $170,000, or 8.4%, while the periodic cost for the fiscal year ended June 30, 2000, would have decreased $15,000, or 8.9%.

(9) PENSION PLANS

     Prior to January 1, 1997, the Company had both a defined benefit and a defined contribution plan (the "Pension Plans") which covered substantially all domestic employees. The Company's funding policy was to contribute annually to the defined benefit plan the amount deductible for income tax purposes. In fiscal 1999, the Company contributed $1.1 million to the defined benefit plan. No contributions were made in 2000 and 1998 to the defined benefit plan. The Company's matching contributions to the defined contribution plan are determined at the discretion of its Board of Directors. No matching contributions were made in 2000, 1999 or 1998 to the defined contribution plan.

     Effective January 1, 1997, amendments to the Company's defined benefit Pension Plans were adopted, including the elimination of the accrual of future benefits under the plans. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plans, a pre-tax pension settlement gain of $0.4 million was recognized in income as a reduction in general and administrative costs during the fiscal year ended June 30, 1998.

     Benefits under the Pension Plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(9) PENSION PLANS -- CONTINUED
     In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets as well as the funded status of the pension plan as of June 30, 2000 and 1999 (in thousands):

                                                                 2000      1999
                                                                 ----      ----
Projected benefit obligation at beginning of year...........    $1,934    $2,334
Interest cost...............................................       132       178
Benefits paid...............................................      (251)     (575)
Actuarial gain..............................................      (183)       (3)
                                                                ------    ------
Projected benefit obligation at end of year.................    $1,632    $1,934
                                                                ======    ======
Fair value of plan assets at beginning of year..............    $1,492    $1,047
Actual return on plan assets................................        --       (69)
Employer contributions......................................        --     1,089
Benefits paid...............................................      (251)     (575)
                                                                ------    ------
Fair value of plan assets at end of year....................    $1,241    $1,492
                                                                ======    ======
Funded Status...............................................    $ (391)   $ (442)
Unrecognized net gain.......................................       (86)      (33)
                                                                ------    ------
Accrued pension cost........................................    $ (477)   $ (475)
                                                                ======    ======

     During the fiscal years ending June 30, 2000, 1999, and 1998, pension expense of $2,000, $86,000 and $9,000, respectively, were recognized in relation to the Pension Plans.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2000, 1999 and 1998 (in thousands):

                                                            2000     1999    1998
                                                            ----     ----    ----
Interest cost...........................................      132     178      187
Expected return on assets...............................     (130)    (92)    (141)
Recognized net actuarial gain...........................       --      --      (55)
                                                            -----    ----    -----
Net periodic pension cost/(income)......................    $   2    $ 86    $  (9)
                                                            =====    ====    =====
Settlement gain.........................................       --      --     (366)
                                                            -----    ----    -----
Total pension cost/(income).............................    $   2    $ 86    $(375)
                                                            =====    ====    =====

     The discount rate used to calculate the projected benefit obligation at June 30, 2000 was 8.00%. The discount rate used to calculate the projected benefit obligation at June 30, 1999, was 7.0%. The discount rate used to calculate the projected benefit obligation at June 30, 1998 was 6.75%. For fiscal 2000, 1999 and 1998, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

     Effective January 1, 1997, the Company established a 401(k) savings plan for all of its eligible employees to replace the Pension Plan. Company contributions to the 401(k) plan for fiscal 2000 and 1999 were $279,358 and $214,519 respectively.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(10) RELATED PARTY TRANSACTIONS

     The Company incurred expenses of $2.0 million for each of the years ended June 30, 2000, 1999 and 1998 related to the payment for management consulting services to certain investors of the Company.

     The Company loaned an Officer of the Company $108,000 pursuant to a four year interest bearing note dated October 29, 1999, with accrued interest at 7% per annum and principal due at maturity.

     The Company loaned an Officer of the Company $200,000 pursuant to a five year interest bearing note dated October 12, 1998, with accrued interest at 7% per annum and principal due at maturity.

     The Company owed FTD Association $1.2 million as of June 30, 2000 for amounts billed through FTD's Clearinghouse on behalf of FTD Association.

(11) STOCK AWARDS AND INCENTIVE PLANS

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

     During the year ended June 30, 2000, employees were granted options to purchase 88,400 shares of the Company's Common Stock at an exercise price of $25.00 per share. These options vest and become exercisable in five equal installments.

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

     As of June 30, 2000 and 1999, options covering 613,300 and 580,700 shares, respectively, of Class A Common Stock were outstanding of which 298,030 and 174,000 shares were vested, respectively. In addition, 0 and 19,000 shares were exercised and 55,800 and 81,400 options were canceled during the years ended June 30, 2000 and 1999, respectively.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(11) STOCK AWARDS AND INCENTIVE PLANS -- CONTINUED
     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and accordingly, no compensation cost has been recognized for options granted under the Plan since the option price was equal to or greater than the market price at the date of the grant. Had compensation cost for the Plan been determined based on the fair value at the grant dates for options under the Plan consistent with SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the Pro-Forma amounts shown in the table below:

PRO FORMA RESULTS

                               2000         2000         1999         1999         1998         1998
                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                            -----------   ---------   -----------   ---------   -----------   ---------
Net income (loss)
  available to common
  stockholders (in
  thousands)..............   $(15,137)    $(15,369)     $(2,935)     $(3,067)      $ 263        $ 156
Earnings per share:
  Basic...................   $  (0.99)    $  (1.00)     $ (0.19)     $ (0.20)      $0.02        $0.01
  Diluted.................   $  (0.99)    $  (1.00)     $ (0.19)     $ (0.20)      $0.02        $0.01

     The pro forma disclosures shown are not representative of the future effects on net income and earnings per share.

     The fair values of the options granted under the Plan during fiscal 2000, 1999 and 1998 were determined at the grant date using the Black-Scholes single option reduced term pricing model. The significant assumptions used to calculate the fair value of option grants were: risk-free interest rates ranging from 4.27% to 6.00%, expected volatility ranging from 0% to 50%, expected lives of
3.5 to 3.83 years and no expected dividends for the shares.

SUMMARY STOCK OPTION ACTIVITY

                                                                CLASS A NUMBER    WEIGHTED AVERAGE
                                                                  OF OPTIONS       EXERCISE PRICE
                                                                --------------    ----------------
Outstanding at June 30, 1997................................        434,000             6.98
  Granted...................................................        207,000            10.90
  Exercised.................................................          7,500             2.68
  Canceled..................................................        114,500             6.12
                                                                   --------            -----
Outstanding at June 30, 1998................................        519,000             8.79
  Granted...................................................        162,100            10.50
  Exercised.................................................         19,000             3.75
  Canceled..................................................         81,400             9.15
                                                                   --------            -----
Outstanding at June 30, 1999................................        580,700             9.38
  Granted...................................................         88,400            25.00
  Canceled..................................................         55,800            13.31
                                                                   --------            -----
Outstanding at June 30, 2000................................        613,300            11.28
                                                                   ========            =====
  Exercisable at June 30, 2000..............................        298,030             8.88
  Weighted average fair value of options granted in Fiscal
     2000...................................................       $   7.96
  Weighted average fair value of options granted in Fiscal
     1999...................................................       $   1.75

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(11) STOCK AWARDS AND INCENTIVE PLANS -- CONTINUED
STOCK OPTIONS OUTSTANDING

                                                     WEIGHTED AVERAGE
CLASS A OPTIONS     EXERCISE      WEIGHTED AVERAGE      REMAINING
  OUTSTANDING     PRICE (RANGE)    EXERCISE PRICE    CONTRACTUAL LIFE
---------------   -------------   ----------------   ----------------
    136,000       $       3.75         $ 3.75              6.91
    213,400         7.75-10.50           9.18              7.82
    190,000        12.50-15.00          13.68              7.12
     73,900              25.00          25.00              9.25
    -------       ------------         ------              ----
    613,300       $ 3.75-25.00         $11.28              7.57
    =======       ============         ======              ====

     The FTD.COM INC. 1999 Equity Incentive Plan (the "Plan") provides for the issuance of up to 4,500,000 shares of Class A common stock in connection with the granting of option rights, stock appreciation rights (SARs), restricted shares, deferred shares, performance awards or any combination of the foregoing pursuant to the Plan. In addition, the plan provides that the aggregate number of shares of Class A common stock actually issued or transferred by FTD.COM upon the exercise of incentive stock options shall not exceed 1,000,000 shares of Class A common stock; no plan participant shall be granted option rights and appreciation rights, in the aggregate, for more than 1,000,000 shares of Class A common stock during any period of one year; the number of shares issued as restricted shares shall not in the aggregate exceed 2,500,000 shares of Class A common stock; and no Non-Employee Director shall be granted option rights, appreciation rights and restricted shares, in the aggregate, for more than 100,000 shares of Class A common stock during any fiscal year of FTD.COM.

     To date, FTD.COM has not granted any SARs, deferred shares or performance awards.

     Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to four years after the date of grant. All currently outstanding options were granted with an exercise price equal to either the fair market value on (a) the date of grant or (b) the optionee's first date of employment with FTD.COM. Changes in options outstanding are summarized as follows:

                                                    OPTIONS OUTSTANDING
                                                         RANGE OF          WEIGHTED-AVERAGE
                                       OPTIONS        EXERCISE PRICES       EXERCISE PRICE
                                       -------      -------------------    ----------------
Balance, June 30, 1999............            --                 --                 --
  Granted.........................     2,449,300        $2.88-16.00             $10.04
  Exercised.......................            --                 --                 --
  Recaptured or terminated........    (2,351,300)        4.72-16.00              10.34
                                      ----------        -----------             ------
Balance, June 30, 2000............       148,000        $2.88-$8.00             $ 5.20
                                      ==========        ===========             ======

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(11) STOCK AWARDS AND INCENTIVE PLANS -- CONTINUED
     There were no options exercisable at June 30, 2000. The following table summarizes information regarding stock options outstanding at June 30, 2000.

                                                       OPTIONS OUTSTANDING
                                                        WEIGHTED-AVERAGE         WEIGHTED-
              RANGE OF                    OPTIONS        REMAINING LIFE       AVERAGE EXERCISE
          EXERCISE OPTIONS              OUTSTANDING        (IN YEARS)              PRICE
          ----------------              -----------    -------------------    ----------------
$2.88 -- $2.91......................       70,000             9.82                 $2.89
$4.00 -- $6.00......................       18,000             9.61                  4.96
$7.75 -- $8.00......................       60,000             9.46                  7.98
                                          -------             ----                 -----
Total Options.......................      148,000             9.65                 $5.20
                                          =======             ====                 =====

     Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of options in fiscal year 2000, was $0.98 per option.

                                                                2000
                                                                ----
Risk-free interest rate.....................................    6.2%
Expected dividend yield.....................................      0%
Expected volatility.........................................     75%
Estimated lives of options (in years).......................    4.0

     Based on the above assumptions, FTD.COM would have recognized an additional $9,000 of compensation expense in fiscal year 2000 if the estimated costs of the outstanding granted stock options had been recorded in the financial statements.

     Options granted throughout fiscal year 2000 vest equally each year over a four-year period from the date of grant. As a result, the estimated cost indicated above reflects only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

(12) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

(13) CAPITAL STOCK TRANSACTIONS

     Class A and non-voting class B Common Stock rank equally and, except with respect to voting power, are substantially identical in all material respects. Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. The Company is authorized to establish and designate one or more series of preferred stock.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(13) CAPITAL STOCK TRANSACTIONS -- CONTINUED
     The Company repurchased into treasury 7,882 shares and 66,183 shares of Class A Common Stock at an approximate cost of $85,000 and $844,000 during fiscal 2000 and 1999, respectively. During fiscal 1999, the Company repurchased 51,250 shares of Class B Common Stock at a cost of approximately $538,000.

                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Class A, shares outstanding
  Balance at beginning of year..............................    12,380    12,396    12,280
     1998 stock offering....................................        --        --        97
     Cancellation of shares issued in 1998 Stock Offering...        --        (3)       --
     Repurchase of common stock.............................        (8)      (66)      (79)
     Sale of common stock to officers.......................        --        53        98
                                                                ------    ------    ------
  Balance at end of year....................................    12,372    12,380    12,396
                                                                ======    ======    ======
Class B, shares outstanding
  Balance at beginning of year..............................     2,949     3,000     3,000
     Repurchase of common stock.............................        --       (51)       --
                                                                ------    ------    ------
  Balance at end of year....................................     2,949     2,949     3,000
                                                                ======    ======    ======

(14) SUBSIDIARY CAPITAL STOCK TRANSACTIONS

     On May 19, 1999, the Operating Company incorporated a new subsidiary, FTD.COM, as a Delaware corporation in connection with the filing of a registration statement and amendments thereto with the Securities and Exchange Commission covering the sale of shares of FTD.COM Class A common stock to the public. FTD.COM was capitalized through the authorization of 250,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock and the issuance of 40,920,000 shares of Class B common stock, retroactively adjusted by a 12 for 1 stock split to the Operating Company. In consideration for the receipt of 40,920,000 shares of Class B common stock, the Operating Company contributed to FTD.COM the assets and liabilities relating to the consumer floral order and specialty gift product business. In addition, in connection with the incorporation of FTD.COM, 5,000,000 shares of preferred stock were authorized.

     On May 19, 1999, FTD.COM designated 90,000 shares of its preferred stock as Series A 8% Cumulative Redeemable Convertible Preferred Stock ("Series A preferred stock"). On May 20, 1999, 30,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $3.0 million. On May 25, 1999, 60,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $6.0 million.

     These shares of Series A Preferred Stock had a liquidation preference of $100 per share and accrued dividends at an annual rate of 8% of the liquidation preference. Accrued dividends were payable at the discretion of the Board of Directors of FTD.COM and were mandatorily payable upon liquidation or redemption.

     On September 28, 1999, FTD.COM agreed to issue and sell 4,500,000 shares of its Class A common stock to the public in an IPO transaction at a price of $8.00 per share, resulting in gross proceeds from the offering of $36.0 million. The IPO closed on October 4, 1999, at which time FTD.COM collected the gross proceeds of $36.0 million less underwriting discounts of $2.5 million. In addition, the $33.5 million net cash received from the underwriters was reduced by other offering expenses of $2.0 million. The net proceeds of $31.5 million were recorded as minority interest in subsidiary. Prior to the IPO, FTD owned 100% of the outstanding common stock of FTD.COM. There was no gain recorded by the Company upon the sale of

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(14) SUBSIDIARY CAPITAL STOCK TRANSACTIONS -- CONTINUED
FTD.COM's stock. The Company's accounting policy is to account for a subsidiary direct sale of unissued shares as a capital transaction.

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

     During May 2000, FTD.COM granted 1,355,000 shares of FTD.COM Class A common stock to employees of FTD.COM in the form of restricted shares. During June 2000, the Company granted 525,000 shares of FTD.COM Class B common stock to employees of the Company in the form of restricted shares. The FTD.COM Class B shares were subsequently exchanged into shares of FTD.COM Class A common stock. The employees will earn the restricted shares in exchange for future services to be provided to the Company over a three-year period. The Company recorded deferred compensation in the amount of $5.4 million, equal to the market value of the restricted shares at the date of grant.

     Upon completion of the above events, FTD owned approximately 83% of the outstanding common stock of FTD.COM through its ownership of 40,395,000 shares of Class B common stock. In addition, the minority interest of 17% was represented by the 4,995,000 shares of Class A common stock sold to the public, the 1,384,614 shares from the conversion of the Series A preferred stock into shares of Class A common stock, 525,000 restricted shares of Class A common stock granted to employees of the Company, and 1,355,000 restricted shares of Class A Common stock granted to employees of FTD.COM.

(15) MINORITY INTEREST IN SUBSIDIARY

     The Company's consolidated financial statements for the year ended June 30, 2000, reflect the minority interest in FTD's subsidiary FTD.COM.

     The minority interest in loss of subsidiary of $4.4 million for the year ended June 30, 2000, reflected on the consolidated statements of operations and comprehensive income, represents the net loss attributable to the minority shareholders for the period. The minority's interest was 17% as of June 30, 2000.

     The $45.2 million minority interest in subsidiary, reflected on the consolidated balance sheet as of June 30, 2000, consists of the $31.5 million net proceeds from the closing of the IPO, the $9.0 million from the reclassification of the preferred stockholders' equity in a subsidiary, the $3.7 million net proceeds from the underwriters exercise of their over-allotment option, and the restricted stock issue of $5.4 million, offset by the minority interest in loss of subsidiary of $4.4 million.

(16) REVENUES FROM THE SALE OF THE FLORAL SELECTIONS GUIDE ("FSG")

     Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD florists must purchase a FSG and related workbook. The Company recognizes revenue related to the FSG when it is purchased by the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. In prior years,

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(16) REVENUES FROM THE SALE OF THE FLORAL SELECTIONS GUIDE ("FSG") -- CONTINUED FTD offered a product guide for sale to its members on an optional basis. This predecessor guide was published on a two-year cycle, with updates throughout the cycle. Accordingly such revenue was previously recognized ratably over the two-year cycle. For the year ended June 30, 2000, FTD did not recognize any FSG revenue. Revenue from the FSG during the years ended June 30, 1999 and 1998 was $2.8 million and $1.3 million, respectively.

(17) SEGMENT INFORMATION

     The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in February 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

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

     These business segments include Technology products and services, Marketplace and Other and Direct to Consumer. Technology products and services consists of technology based products and services offered to the Company's customers. This includes the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings TM systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral related products, specialty gift products and greeting cards offered to our customers for resale as well as other miscellaneous income items. Direct to Consumer includes floral and specialty gift order capabilities offered directly to the consumer through the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(17) SEGMENT INFORMATION -- CONTINUED
     The following table details the Company's operating results by reportable business segment for the years ended June 30, 2000 and June 30, 1999. Given the Company's change in accounting systems during fiscal 1999, it is not practical to disclose similar information for fiscal 1998.

                                                               YEAR ENDED JUNE 30,
                               ------------------------------------------------------------------------------------
                                                 2000                                        1999
                               ----------------------------------------    ----------------------------------------
                                GROSS                                       GROSS
                               SEGMENT     ELIMINATIONS    CONSOLIDATED    SEGMENT     ELIMINATIONS    CONSOLIDATED
                               -------     ------------    ------------    -------     ------------    ------------
REVENUES:
Technology Products and
  Services.................    $130,157      $(1,553)        $128,604      $115,899      $(1,563)        $114,336
Marketplace and Other......      51,537           --           51,537        53,627           --           53,627
Direct to Consumer.........      98,205      (10,619)          87,586        49,618       (4,148)          45,470
                               --------      -------         --------      --------      -------         --------
     Total revenues........     279,899      (12,172)         267,727       219,144       (5,711)         213,433
                               ========      =======         ========      ========      =======         ========
COSTS OF GOODS SOLD AND
  SERVICES PROVIDED:
Technology Products and
  Services.................      30,712       (2,267)          28,445        23,038           --           23,038
Marketplace and Other......      37,272           --           37,272        37,381         (432)          36,949
Direct to Consumer.........      69,925       (1,553)          68,372        38,848       (3,436)          35,412
                               --------      -------         --------      --------      -------         --------
     Total costs of goods
       sold and services
       provided............     137,909       (3,820)         134,089        99,267       (3,868)          95,399
                               --------      -------         --------      --------      -------         --------
OPERATING EXPENSES:
Technology and
  Marketplace..............     100,604       (4,654)          95,950        90,003        5,613           95,616
Direct to Consumer.........      64,492       (3,698)          60,794        19,130       (7,456)          11,674
                               --------      -------         --------      --------      -------         --------
     Total operating
       expenses............     165,096       (8,352)         156,744       109,133       (1,843)         107,290
                               --------      -------         --------      --------      -------         --------
OPERATING INCOME (LOSS)....    $(23,106)     $    --         $(23,106)     $ 10,744      $    --         $ 10,744
                               ========      =======         ========      ========      =======         ========
GROSS MARGIN BY SEGMENT:
Technology Products and
  Services.................    $ 99,445      $   714         $100,159      $ 92,861      $(1,563)        $ 91,298
Marketplace and Other......      14,265           --           14,265        16,246          432           16,678
Direct to Consumer.........      28,280       (9,066)          19,214        10,770         (712)          10,058
                               --------      -------         --------      --------      -------         --------
     Total.................    $141,990      $(8,352)        $133,638      $119,877      $(1,843)        $118,034
                               ========      =======         ========      ========      =======         ========

     The Company's accounting policies for segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates segment profit or loss on the basis of gross profit.

     The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions.

                             IOS BRANDS CORPORATION

                             JUNE 30, 2000 AND 1999

(18) SUBSEQUENT EVENT

     On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company shareholders, and former warrantholder, agreed to return 750,000 of the Company's Class B common shares, which the Company will treat as treasury stock. The warrants, underlying the ownership of these shares of stock, were issued in conjunction with the acquisition of Florist Transworld Delivery Association, by the Company in 1994. As a result of this settlement, the Company expects to recognize other income of approximately $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.

[KPMG LOGO]

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
IOS BRANDS Corporation:

     Under date of August 4, 2000, we reported on the consolidated balance sheets of IOS BRANDS Corporation and subsidiaries (formerly known as FTD Corporation) as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation of qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
August 4, 2000

                             IOS BRANDS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                          --------------------------    COLLECTION     UNCOLLECTIBLE
                                            BALANCE       CHARGED TO    OF ACCOUNTS    ACCOUNTS AND     BALANCE AT
                                          BEGINNING OF     COST AND     PREVIOUSLY       INVENTORY        END OF
                                             PERIOD        EXPENSES     WRITTEN OFF     WRITE OFFS        PERIOD
                                          ------------    ----------    -----------    -------------    ----------
                                                                       (IN THOUSANDS)
YEAR 2000
Allowance for doubtful accounts (shown
  as deduction from Accounts
  Receivable in the consolidated
  balance sheet)......................       $1,681         $1,931          $15            $ 31           $3,596
Inventory valuation reserve (included
  in Inventories, net in the
  consolidated balance sheet).........       $1,188         $   --          $--            $171           $1,017
YEAR 1999
Allowance for doubtful accounts (shown
  as deduction from Accounts
  Receivable in the consolidated
  balance sheet)......................       $1,854         $  442          $53            $668           $1,681
Inventory valuation reserve (included
  in Inventories, net in the
  consolidated balance sheet).........       $1,675         $   --          $--            $486           $1,188
YEAR 1998
Allowance for doubtful accounts (shown
  as deduction from Accounts
  Receivable in the consolidated
  balance sheet)......................       $2,211         $  511          $47            $915           $1,854
Inventory valuation reserve (included
  in Inventories, net in the
  consolidated balance sheet).........       $1,705         $   --          $--            $ 30           $1,675

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  3.1     Restated Certificate of Incorporation of the Registrant.
          (Incorporated by reference to Exhibit 3.1 of the
          Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K").)
  3.2     Bylaws of the Registrant. (Incorporated by reference to
          Exhibit 3.2 of the 1997 Form 10-K.) reference to Exhibit 4.3 of the FTD S-1.)
  4.1     Form of Subscription Agreement among FTD and certain
          stockholders of FTD. (Incorporated by reference to Exhibit
          4.3 of Post-Effective Amendment No. 1 to the Registrant's
          Registration Statement on Form S-1 (File No. 33-91582) (the
          "1995 FTD S-1").)
  4.2     Form of Subscription Agreement among FTD and Participating
          Members. (Incorporated by reference to Exhibit 4.4 of
          Amendment No. 1 to the Registrant's Registration Statement
          on Form S-1 (File No. 333-37303) (the "1997 FTD S-1").)
 10.1     Credit Agreement, dated as of November 20, 1997, among the
          Registrant, Florists' Transworld Delivery, Inc., the various lending institutions party thereto and The First National
          Bank of Chicago, as Agent. (Incorporated by reference to
          Exhibit 10.1 of the 1997 FTD S-1.)
 10.2     Amendment No. 1 to Credit Agreement, dated as of December
          19, 1997, among the Registrant, Florists' Transworld
          Delivery, Inc., the various lending institutions party
          thereto and the First National Bank of Chicago, as Agent.
 10.3     Amendment No. 2 to Credit Agreement, dated as of May 24,
          1999, among the Registrant, Florists' Transworld Delivery,
          Inc., the various lending institutions party thereto and the
          First National Bank of Chicago, as Agent.
 10.4     Pledge Agreement, dated May 24, 1999, by and among the
          Registrant, Florists' Transworld Delivery, Inc., and the
          First National Bank of Chicago, as Agent.
 10.5     Security Agreement, dated November 20, 1997, by and among
          the Registrant, Florists' Transworld Delivery, Inc., and the
          First National Bank of Chicago as Agent. (Incorporated by
          reference to Exhibit 10.3 of the 1997 FTD S-1.)
 10.6     Mutual Support Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD
          Association. (Incorporated by reference to Exhibit 10.9 of the FTDI S-1.)
 10.7     Supplement to Mutual Support Agreement, dated as of January
          11, 1996, by and between Florists' Transworld Delivery, Inc.
          and FTD Association. (Incorporated by reference to Exhibit
          10.9 of the 1997 Form 10-K.)
 10.8     Trademark License Agreement, dated as of December 18, 1994, by and between Florists' Transworld Delivery, Inc. and FTD
          Association. (Incorporated by reference to Exhibit 10.10 of the FTDI S-1.)
 10.9     Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the Registrant, Florists'
          Transworld Delivery, Inc., BT Securities Corporation and
          Montgomery Securities. (Incorporated by reference to Exhibit
          10.11 of the 1995 FTD S-1.)
 10.10    Tax Sharing Agreement, dated as of December 19, 1994,
          between the Registrant and Florists' Transworld Delivery,
          Inc. (Incorporated by reference to Exhibit 10.12 of the FTDI
          S-1.)
 10.11    First Amendment to Tax Sharing Agreement, dated as of May
          19, 1999 among the Registrant Florists' Transworld Delivery,
          Inc. and FTD.COM INC.
 10.12    Stockholders' Agreement, dated as of December 19, 1994,
          among the Registrant and certain stockholders of the
          Registrant. (Incorporated by reference to Exhibit 10.13 of the 1995 FTD S-1.)

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.13*   FTD Corporation 1994 Stock Award and Incentive Plan
          (Incorporated by reference to Exhibit 10.14 of the 1995 FTD
          S-1).
 10.14*   Letter dated August 18, 1998 regarding Norton employment
          arrangements.
 10.15*   Form of Secured Promissory Note to be made by Robert Norton.
 10.16*   Description of Key Management Incentive Plan (Incorporated
          by reference to Exhibit 10.b of the Florists' Transworld
          Delivery, Inc. Form 10-Q, filed March 31, 1997.)
 10.17*   Restricted Shares Agreement, dated as of June 12, 2000,
          between FTDI and Robert L. Norton
 10.18*   Restricted Shares Agreement, dated as of June 12, 2000,
          between FTDI and Frances C. Piccirillo
 10.19*   Restricted Shares Agreement, dated as of June 12, 2000,
          between FTDI and Timothy R. Rasmussen
 21.1     Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the FTD S-1.);
 27.1     Financial Data Schedule

-------------------------
* Management contract or compensatory plan required to be filed as an Exhibit to the Form 10-K