Form 10-Q
period 2000-09-30
IOS BRANDS CORP
filed 2000-11-01
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

    As of October 31, 2000, there were 12,372,388 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 2,198,750 outstanding shares of the Registrant's Class B Common Stock, par value $.0005 per share.

                             IOS BRANDS CORPORATION

                                      INDEX
                                                                            PAGE

    Part I. Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets........................   3

             Condensed Consolidated Statements of Operations and
             Comprehensive Income.........................................   4

             Condensed Consolidated Statements of Cash Flows..............   5

             Notes to Condensed Consolidated Financial Statements.........   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...  14

    Part II. Other Information

     Item 1. Legal Proceedings............................................  15
     Item 6. Exhibits and Reports on Form 8-K.............................  15

    Signatures............................................................  16

    Exhibit Index.........................................................  17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             IOS BRANDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       SEPTEMBER 30,                JUNE 30,
                                                                                           2000                       2000
                         ASSETS                                                        (UNAUDITED)                 (AUDITED)
                                                                                      --------------------------------------
                                                                                                    (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $  17,787                  $  20,825
     Accounts receivable, less allowance for doubtful accounts
         of $4,259 at September 30, 2000 and $3,596 at June 30, 2000                      31,411                     22,893
     Inventories, net                                                                     15,211                     14,201
     Deferred income taxes                                                                 3,526                      2,901
     Prepaid expenses                                                                      3,558                      2,302
                                                                                       ---------                  ---------
                  TOTAL CURRENT ASSETS                                                    71,493                     63,122

Property and equipment, less accumulated depreciation
     of $37,861 at September 30, 2000 and $37,013 at June 30, 2000                        17,196                     17,467

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $795 at September 30, 2000 and $725 at June 30, 2000                             759                        829
     Deferred income taxes                                                                 5,636                      9,359
     Other noncurrent assets                                                              11,560                     11,913
     Goodwill and other intangibles, less accumulated amortization
         of $17,361 at September 30, 2000 and $16,608 at June 30, 2000                    68,023                     68,776
                                                                                       ---------                  ---------
                  TOTAL OTHER ASSETS                                                      85,978                     90,877

                  TOTAL ASSETS                                                         $ 174,667                  $ 171,466
                                                                                       =========                  =========




                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                  $  39,243                  $  41,706
     Customer deposits and accrued customer incentive programs                            12,688                     11,953
     Other accrued liabilities                                                             8,341                      8,685
                                                                                       ---------                  ---------
                  TOTAL CURRENT LIABILITIES                                               60,272                     62,344

Long-term debt                                                                            61,000                     54,750
Pension and other post-retirement benefits                                                 5,429                      5,517

Minority interest in subsidiary                                                           45,204                     45,224

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                            123                        123
          Class B                                                                              2                          2
     Paid-in capital                                                                      37,170                     37,170
     Accumulated deficit                                                                 (15,125)                   (25,711)
     Cumulative translation adjustments                                                     (126)                      (106)
     Unamortized restricted stock                                                         (5,337)                    (5,902)
     Treasury stock                                                                      (13,945)                    (1,945)
                                                                                       ---------                  ---------
                  TOTAL STOCKHOLDERS' EQUITY                                               2,762                      3,631
                                                                                       ---------                  ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 174,667                  $ 171,466
                                                                                       =========                  =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                          THREE MONTHS
                                                                                             ENDED
                                                                                          SEPTEMBER 30,
                                                                               2000                           1999
                                                                          ------------                    ------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
     Technology Products and Services                                     $     30,757                    $     28,610
     Marketplace and Other                                                      17,325                          12,302
     Direct to Consumer                                                         16,242                          10,776
                                                                          ------------                    ------------
           Total revenues                                                       64,324                          51,688
                                                                          ------------                    ------------

COSTS OF GOODS SOLD AND SERVICES PROVIDED:
     Technology Products and Services                                            5,725                           7,082
     Marketplace and Other                                                      13,036                           9,445
     Direct to Consumer                                                         12,486                           8,746
                                                                          ------------                    ------------

           Total costs of goods sold and services
                provided                                                        31,247                          25,273
                                                                          ------------                    ------------

OPERATING EXPENSES:
     Advertising and selling                                                    16,765                          19,243
     General and administrative                                                 13,338                          11,365
                                                                          ------------                    ------------
           Total operating expenses                                             30,103                          30,608

           Income (loss) from operations                                         2,974                          (4,193)
                                                                          ------------                    ------------

OTHER INCOME AND EXPENSES:
     Interest income                                                              (307)                           (182)
     Interest expense                                                            1,563                           1,253
     Settlement gain                                                           (12,000)                             --
     Foreign exchange (gain) loss and other income                                 (66)                            137
                                                                          ------------                    ------------



           Total other income and expenses                                     (10,810)                          1,208
                                                                          ------------                    ------------

           Income (loss) before income tax and minority interest                13,784                          (5,401)
                                                                          ------------                    ------------

Income tax expense (benefit)                                                     3,162                          (1,619)
Minority interest                                                                   36                              (8)
                                                                          ------------                    ------------

           Net income (loss)                                                    10,586                          (3,774)
                                                                          ------------                    ------------

Other comprehensive income (loss):
     Foreign currency translation adjustment                                       (20)                              5
                                                                          ------------                    ------------
           Comprehensive income (loss)                                    $     10,566                    $     (3,769)
                                                                          ============                    ============


INCOME (LOSS) PER SHARE:
     Basic                                                                $       0.70                    $      (0.25)
                                                                          ============                    ============
     Diluted                                                              $       0.69                    $      (0.25)
                                                                          ============                    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                      15,200                          15,345
                                                                          ============                    ============
     Diluted                                                                    15,445                          15,345
                                                                          ============                    ============



See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                  THREE MONTHS
                                                                                                      ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        2000                        1999
                                                                                   -----------                  -----------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                           $    10,586                  $    (3,774)
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Settlement gain                                                            (12,000)                          --
            Depreciation and amortization                                                2,489                        2,042
            Deferred compensation expense                                                  509                           --
            Minority interest                                                               36                           (8)
            Accounts receivable                                                         (8,518)                      (7,766)
            Deferred income taxes                                                        3,097                       (1,695)
            Other assets                                                                (2,224)                         454
            Accounts payable                                                            (2,463)                       4,527
            Other accrued liabilities                                                      304                          921
                                                                                   -----------                  -----------
                  Net cash used in operating activities                                 (8,184)                      (5,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                        (1,084)                      (2,192)
                                                                                   -----------                  -----------
                        Net cash used in investing activities                           (1,084)                      (2,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds of revolving credit borrowings                                       6,250                       14,250
                                                                                   -----------                  -----------
                Net cash provided by financing activities                                6,250                       14,250

       Effect of foreign exchange rate changes on cash                                     (20)                           5
                                                                                   -----------                  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,038)                       6,764

       Cash and cash equivalents at beginning of period                                 20,825                        2,468
                                                                                   -----------                  -----------
       Cash and cash equivalents at end of period                                  $    17,787                  $     9,232
                                                                                   ===========                  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Interest paid                                                          $     1,381                  $       873
                                                                                   ===========                  ===========
            Income taxes paid                                                      $        39                  $        69
                                                                                   ===========                  ===========
            Non-cash activities:
                Settlement gain                                                    $    12,000                  $        --
                                                                                   ===========                  ===========
                Receivable from underwriters of subsidiary stock offering          $        --                  $    33,480
                                                                                   ===========                  ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three month period ended September 30, 2000 and 1999, include the accounts of IOS BRANDS Corporation and its wholly-owned subsidiaries, including Florists' Transworld Delivery, Inc. ("FTD") (collectively, "the Company" or "IOS"). The accounts of FTD, the principal operating subsidiary of the Company, include its wholly owned subsidiaries Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, $.01 par value is quoted on the NASDAQ National Market under the symbol "EFTD" and FTD owns approximately 83% of FTD.COM's outstanding shares at September 30, 2000. Substantially all the operations of IOS have been conducted through FTD and its subsidiaries.

         These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows have been included herein.

         Certain amounts in the condensed consolidated balance sheets, statements of operations and comprehensive income and cash flows as of and for the three-month period ended September 30, 1999 have been reclassified to conform to the current period presentation.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         As a condition of FTD affiliation, all FTD florists must purchase a FSG and related workbook. The Company recognizes revenue related to the FSG at the time of shipment to the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. This FSG is currently published on a two-year cycle. In the three month period ended September 30, 2000, revenue from such FSG sales totaled $3.9 million, compared to negligible revenue in the three month period ended September 30, 1999.

Note 3.  Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137 and SFAS No. 138, and is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company adopted SFAS No. 133 in the first quarter of this year and the effect of which did not have a significant impact on the Company's financial position or results of operations.

Note 4.  Earnings Per Share

         In accordance with SFAS No. 128, Earnings Per Share, basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive earnings (loss) per share includes the effect of the assumed exercise of dilutive stock options under the treasury stock method and unvested restricted stock to the extent that they are dilutive. Common stock equivalents associated with stock options and unvested restricted shares, which were not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive, consisted of 141,059 equivalent shares in the three month period ended September 30, 1999. The following table presents information necessary to calculate basic and diluted earnings per common share for the periods ended September 30, 2000 and 1999:



                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                    -------------

                                                                                 2000         1999
                                                                                 ----         ----
                                                                        (in thousands, except per share data)

         Net income (loss)                                                      $10,586     $(3,774)
                                                                                =======     =======


         Weighted average basic common shares outstanding                        15,200      15,345

         Effect of dilutive securities - unvested restricted shares                  85          --

         Effect of dilutive securities - stock options                              160
                                                                                -------     -------

         Weighted average diluted common shares outstanding                      15,445      15,345
                                                                                =======     =======

         Basic net income (loss) per share of common stock                      $  0.70     $ (0.25)
                                                                                =======     =======

         Diluted net income (loss) per share of common stock                    $  0.69     $ (0.25)
                                                                                =======     =======


Note 5.  Segment Information

         In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable business segments based on the nature of its products and services. These business segments include Technology Products and Services, Marketplace and Other and Direct to Consumer. Technology Products and Services consists of technology based products and services offered to the Company's customers. This includes the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings TM systems, Mercury Network, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral related products, specialty gift products and greeting cards offered to our customers for resale as well as other miscellaneous income items. Direct to Consumer includes floral and specialty gift order capabilities offered directly to the consumer through the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site.

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, the chief operating decision maker reviews segment financial performance to the operating income level for the Direct to Consumer business segment, which is solely FTD.COM, and to the gross margin level for the Company's remaining business segments. Of the Company's assets totaling $174.7 million as of September 30, 2000, the assets of FTD.COM totaled $17.6 million, of which $16.0 million was cash and cash equivalents. Financial resources utilized by FTD.COM are currently generated from its own sources of liquidity. The assets of the Company's other two operating business segments share the majority of the remaining assets of $157.1 million. Resource allocation decisions are not made on the basis of the reportable segment's assets.

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company's 2000 Annual Report on Form 10-K. The

Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, indemnification agreement, trademark license agreement, a registration rights agreement, a tax sharing agreement and a Web site hosting agreement.

         The following tables detail the Company's operating results by reportable business segment for the three month periods ended September 30, 2000 and 1999:




                                                        THREE MONTH PERIOD ENDED SEPTEMBER 30,
                                                    2000                                     1999
                                                    ----                                     ----
                                   ---------- -------------- ------------- ------------- ------------- --------------
                                     GROSS                                    GROSS
                                    SEGMENT   ELIMINATIONS   CONSOLIDATED    SEGMENT     ELIMINATIONS  CONSOLIDATED
                                   ---------- -------------- ------------- ------------- ------------- --------------
REVENUES:

Technology Products and Services    $ 31,016      $   (259)      $ 30,757      $ 28,824     $    (214)      $ 28,610
Marketplace and Other                 17,325            --         17,325        12,302            --         12,302
Direct to Consumer                    18,244        (2,002)        16,242        12,443        (1,667)        10,776
                                    --------      --------       --------      --------     ---------       --------
 TOTAL REVENUES                       66,585        (2,261)        64,324        53,569        (1,881)        51,688
                                    --------      --------       --------      --------     ---------       --------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services       6,229          (504)         5,725         7,641          (559)         7,082
Marketplace and Other                 11,706            --         11,706         9,445            --          9,445
Direct to Consumer                    12,745          (259)        12,486         8,960          (214)         8,746
                                    --------      --------       --------      --------     ---------       --------
  Total costs of goods sold and
        services provided             30,680          (763)        29,917        26,046          (773)        25,273
                                    --------      --------       --------      --------     ---------       --------

OPERATING EXPENSES:
Technology and Marketplace            27,406          (746)        26,660        24,285           (80)        24,205
Direct to Consumer                     5,525          (752)         4,773         7,431        (1,028)         6,403
                                    --------      --------       --------      --------     ---------       --------
Total operating expenses              32,931        (1,498)        31,433        31,716        (1,108)        30,608
                                    --------      --------       --------      --------     ---------       --------

OPERATING INCOME (LOSS)             $  2,974      $     --       $  2,974      $ (4,193)    $      --       $ (4,193)
                                    ========      ========       ========      ========     =========       ========

GROSS MARGIN BY SEGMENT:
Technology Products and Services    $ 24,787      $    245       $ 25,032      $ 21,183     $     345       $ 21,528
Marketplace and Other                  5,619            --          5,619         2,857            --          2,857
Direct to Consumer                     5,499        (1,743)         3,756         3,483        (1,453)         2,030
                                    --------      --------       --------      --------     ---------       --------
  Total                             $ 35,905      $ (1,498)      $ 34,407      $ 27,523     $  (1,108)      $ 26,415
                                    ========      ========       ========      ========     =========       ========

Note 6.  Initial Public Offering of FTD.COM

         On September 28, 1999, FTD's subsidiary FTD.COM agreed to issue and sell 4,500,000 shares of its Class A common stock to the public in an IPO transaction at a price of $8.00 per share, resulting in gross proceeds from the offering of $36.0 million. The IPO closed on October 4, 1999, at which time FTD.COM collected the gross proceeds of $36.0 million less underwriting discounts of $2.5 million. In addition, the $33.5 million net cash received from the underwriters was reduced by other offering expenses of $2.0 million. The net proceeds of $31.5 million were recorded as minority interest in subsidiary. Prior to the IPO, FTD owned 100% of the outstanding common stock of FTD.COM. There was no gain recorded by the Company upon the sale of FTD.COM's stock. The Company's accounting policy is to account for a subsidiary's direct sale of unissued shares as a capital transaction.

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

Note 7.  Minority Interest in Subsidiary

         The Company's condensed consolidated financial statements as of and for the three month period ended September 30, 2000 and 1999, reflect the minority interest in FTD's subsidiary, FTD.COM. The minority interest in subsidiary was 17% and 10% as of September 30, 2000 and 1999 respectively.

         The minority interest gain was $36,000 for the three months ended September 30, 2000. The $8,000 minority interest loss, for the three months ended September 30, 1999, reflects the loss attributable to the shareholders from the IPO date of September 28, 1999 to September 30, 1999.

Note 8.  Settlement Gain

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 of the Company's Class B common shares, which the Company subsequently recorded as treasury stock. The warrants, underlying the ownership of these shares of stock, were issued in conjunction with the acquisition of Florist Transworld Delivery Association, by the Company in 1994. As a result of this settlement, the Company recognized other income of $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.

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

           Technology Products and Services consists primarily of:
         - Mercury equipment, Mercury Advantage systems, and Mercury Wings TM systems sales, which includes both sales and leasing of hardware and software to FTD florists.

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

         - Publications, which consists of the FTD Directory published on a quarterly basis on CD-ROM as well as in paper book form. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online hosted through FTD.COM's Web site, www.ftd.com.

         - Credit Card processing, which is a service offered to participating florists whereby FTD pools their credit card transactions to secure more favorable terms on credit card transactions than the FTD florists could secure individually.

         - Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. The joint venture provides a floral service organization with non-FTD member florists to enable florists to transmit and receive orders outside North America.

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

         The Direct to Consumer business segment represents FTD's majority owned subsidiary, FTD.COM.

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

         In view of the rapidly changing nature of the Company's Direct to Consumer business and seasonal variations of the Company's other business segments, the Company believes that comparisons of its operating results for any period with those of the preceding period are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. These fluctuations are primarily attributable to increased sales and advertising expenditures during popular floral holiday seasons in the fiscal quarters ended March 31, June 30 and December 31. In addition, this seasonality is attributable to increased revenues in the quarter ended March 31 relating to the pre-holiday delivery of products to florists for the Mother's Day holiday.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999.

         Total revenues increased by $12.6 million, or 24.4%, to $64.3 million for the quarter ended September 30, 2000 compared to $51.7 million for the quarter ended September 30, 1999, for the reasons discussed below.

         Technology Products and Services segment revenue increased by $2.2 million, or 7.5%, to $30.8 million for the quarter ended September 30, 2000 compared to $28.6 million for the quarter ended September 30, 1999. This increase was primarily due to increased Clearinghouse revenues resulting from increased monthly access fees charged to florists offset in part by a decrease in Advantage System sales.

         Marketplace and Other segment revenue increased by $5.0 million, or 40.8%, to $17.3 million for the quarter ended September 30, 2000 compared to $12.3 million for the quarter ended September 30, 1999. The increase was primarily the result of the increase in the revenue attributable to the FSG. (See Note 2. Revenues from Sale of the Floral Selections Guide ("FSG") of the condensed consolidated financial statements)

         Direct to Consumer segment revenue increased by $5.4 million, or 50.7%, to $16.2 million for the quarter ended September 30, 2000 compared to $10.8 million for the quarter ended September 30, 1999. The increase over the prior year was primarily due to an increase in the number of orders and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total cost of goods sold and services provided increased by $6.0 million, or 23.6%, to $31.3 million for the quarter ended September 30, 2000 compared to $25.3 million for the quarter ended September 30, 1999. This increase was primarily attributable to increases in sales volume in the Direct to Consumer and Marketplace and Other segments. As a percent of revenue, total costs of goods sold and services provided decreased to 48.6% for the quarter ended September 30, 2000 from 48.9% for the quarter ended September 30, 1999. This decrease was primarily attributable to lower cost ratio in the Technology Products and Services segment.

         Costs of goods sold and services provided associated with Technology Products and Services decreased $1.4 million, or 19.2% to $5.7 million for the quarter ended September 30, 2000 compared to $7.1 million for the quarter ended September 30, 1999. This decrease was primarily the result of fewer unit sales of Advantage systems. As a percent of revenue, costs of goods sold and services provided decreased to 18.6% for the quarter ended September 30, 2000 from 24.8% for the quarter ended September 30, 1999, primarily as a result of higher revenues from increased monthly access fees charged to florists.

         Costs of goods sold and services provided associated with Marketplace and Other increased by $3.6 million, or 38.0%, to $13.0 million for the quarter ended September 30, 2000 compared to $9.4 million for the quarter ended September 30, 1999. The increase was primarily due to the costs of producing the FSG. As a percent of revenue, costs of goods sold and services provided decreased to 75.2% for the quarter ended September 30, 2000 from 76.8% for the quarter ended September 30, 1999, primarily as a result of sales mix from the FSG.

         Costs of goods sold and services provided associated with Direct to Consumer increased by $3.8 million, or 42.8%, to $12.5 million for the quarter ended September 30, 2000 compared to $8.7 million for the quarter ended September 30, 1999. The increase was primarily attributable to costs associated with processing and fulfilling more consumer orders. As a percent of revenue, costs of goods sold and services provided decreased to 76.9% for the quarter ended September 30, 2000 from 81.2% for the quarter ended September 30, 1999, primarily as a result of improvements in order processing.

         Advertising and selling costs decreased by $2.4 million, or 12.9%, to $16.8 million for the quarter ended September 30, 2000, compared to $19.2 million for the quarter ended September 30, 1999. This decrease was primarily due to a decrease in FTD.COM's marketing and promotion costs. In fiscal year 2001, the Company intends to reduce its marketing and promotions expenditures related to the Direct to Consumer business segment, with a shift from a marketing program primarily focused on customer acquisition to a more balanced program of customer acquisition and retention.

         General and administrative costs increased by $1.9 million, or 17.4%, to $13.3 million for the year ended September 30, 2000, compared to $11.4 million for the quarter ended September 30, 1999. This was primarily due to an increase in depreciation and amortization costs as well as increased payroll and administrative costs to support the growth of the Company.

         The provision for income taxes and the effective tax rates for the quarters ended September 30, 2000 and 1999, were an expense of $3.2 million and 23.0% and a benefit of $1.6 million and 30.0%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization, which reduces the Company's tax benefit when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position, offset by the tax-free portion of the lawsuit settlement gain recorded in the quarter ended September 30, 2000.

         Net income was $10.6 million for the quarter ended September 30, 2000, compared to a net loss of $3.8 million for the quarter ended September 30, 1999, a $14.4 million increase from the prior year. The increase was primarily the result of the lawsuit settlement that resulted in a $12.0 million pre-tax gain as well as decreased advertising, selling, and marketing expenses associated with the advertising campaign for the Company's majority owned subsidiary, FTD.COM.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $3.0 million to $17.8 million as of September 30, 2000 from $20.8 million as of June 30, 2000. Cash and cash equivalents increased by $6.7 million to $9.2 million as of September 30, 1999 from $2.5 million as of June 30, 1999.

         Cash used in operating activities was $8.2 million for the quarter ended September 30, 2000 compared to cash used in operating activities of $5.3 million for the quarter ended September 30, 1999. The increase in cash used in operating activities is primarily attributable to an increase in other assets and a decrease in accounts payable offset in part by the increase in net income in comparison to the quarter ended September 30, 1999.

         Cash used in investing activities was $1.1 million for the quarter ended September 30, 2000 compared to cash used in investing activities of $2.2 million for the quarter ended September 30, 1999. Expenditures for depreciable fixed assets such as furniture and equipment were $0.6 million for the quarter ended September 30, 2000 compared to $0.7 million for the quarter ended September 30, 1999. Expenditures for amortizable intangibles such as costs relating to the development and implementation of internal use software and other information technology costs were $0.5 million and $1.4 million, respectively, for the quarters ended September 30, 2000 and September 30, 1999. The Company's anticipated capital expenditures for fiscal 2001 are estimated to be $5.0 to $7.0 million and will primarily be used for developing new software and information technology purchases.

         Cash provided by financing activities was $6.3 million for the quarter ended September 30, 2000, compared to cash provided by financing activities of $14.3 million for the quarter ended September 30, 1999. The decrease is the result of a decrease in borrowings under the bank credit facilities.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consist of a $38.8 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. As of September 30, 2000, the Company had $38.8 million outstanding under the Multiple Draw Term Loan Facility, $22.2 million outstanding under the Revolving Credit Facility and $1.8 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced, over a period of 13 consecutive quarterly installments continuing until the termination date of December 31, 2003, through the use of cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of September 30, 2000, the Company was in compliance with the covenants contained in the Bank Credit Facilities.

         In addition to its debt service obligations, the Company's remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, software development costs, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities. The Company's Direct to Consumer business segment, FTD.COM, may also have long-term liquidity needs that may require it to raise additional capital. If FTD.COM needed to raise additional capital and was not able to do so, FTD.COM could be required to significantly alter its operating plan, which could have a material effect on the results of operations and financial condition of FTD.COM and the Company.

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of IOS's shareholders, and former warrant holder, returned 750,000 shares of IOS's Class B common stock, which IOS subsequently recorded as treasury stock. The warrants, underlying the ownership of these shares of stock, were issued in conjunction with the acquisition of Florist Transworld Delivery Association, by the Company in 1994. As a result of this settlement, the Company recognized other income of $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.

DEFERRED TAX ASSET

         As of September 30, 2000, the current and long-term deferred tax assets were $3.5 million and $5.6 million, respectively. The long-term deferred tax asset includes a $2.5 million valuation allowance that has not changed during the quarter. Tax expense of $3.2 million, as a result of the pre-tax income of $13.8 million for the three month period ended September 30, 2000, is netted against the long-term deferred tax asset. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, a $2.5 million valuation allowance is appropriate as of September 30, 2000.

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

         The Company's exposure to interest rate risk is primarily the result of borrowings under the Bank Credit Facilities, which were subject to interest rates ranging from 8.38% to 9.75% at September 30, 2000. The Company entered into an interest rate swap agreement at a fixed rate of 5.74% plus a variable spread until December 31, 2000 in order to limit its exposure to interest rate fluctuations. At September 30, 2000, the variable spread was 1.04% and the notional amount was $19.7 million. The Company believes that its exposure to interest rate fluctuations will also be limited due to the Company's philosophy of maintaining minimal cash balances in an effort to effectively use any excess cash flows to reduce outstanding debt. The Company believes that the continued decrease in the balance of outstanding debt in addition to the terms of the interest rate swap agreement are sufficient precautions to limit the Company's exposure to changing interest rates.

         At September 30, 2000, $61.0 million of debt was outstanding under the Bank Credit Facilities. Since the interest rate for the portion of the debt that is covered by the interest rate swap agreement is effectively fixed, changes in interest rates would have no impact on future interest expense for that portion of the debt. Therefore, there is no earnings or liquidity risk associated with either the interest rate swap agreement or that portion of the debt to which the swap agreement relates. The fair market value of the interest rate swap at September 30, 2000 was an unrealized gain of approximately $52,000 and was calculated based on future quarterly interest payments using the interest rate effective at September 30, 2000. At September 30, 2000, a 100 basis point decrease in interest rates would result in an approximate gain of $2,000 upon termination of this swap agreement.

         A portion of the Company's outstanding variable rate debt, which totaled $41.3 million as of September 30, 2000, is not covered by an interest rate swap agreement. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if this portion of the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR during the quarter ended September 30, 2000 would result in an increase of $413,000 in the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

         The Company will continue to monitor changing economic conditions, and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the condensed consolidated statements of operations and comprehensive income and did not have a material effect on other comprehensive income for the three months ended September 30, 2000 and 1999. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule


(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of October 2000.

                                 IOS BRANDS CORPORATION


                          By:    /s/ Randall L. Twyman
                                 ----------------------------------------------
                                 Randall L. Twyman
                                 Vice President of Finance
                                 (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                                 EXHIBIT INDEX



Exhibit
Number              Description
------              -----------
27                  Financial Data Schedule