Form 10-Q
period 2000-12-31
IOS BRANDS CORP
filed 2001-01-31
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

    As of December 31, 2000, there were 12,372,388 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B common stock, par value $.0005 per share ("Class B Common Stock" and, together with Class A Common Stock, "Common Stock").

                             IOS BRANDS CORPORATION

                                      INDEX

                                                                                                       PAGE

               Part I.  Financial Information

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets......................................    3

                          Condensed Consolidated Statements of Operations and Comprehensive
                          Income.....................................................................    4

                          Condensed Consolidated Statements of Cash Flows............................    5


                          Notes to Condensed Consolidated Financial Statements.......................    6

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations........................................   10


                 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................   15

               Part II. Other Information

                 Item 1.  Legal Proceedings..........................................................   16
                 Item 4.  Submission of Matters to a Vote of Security Holders........................   16
                 Item 6.  Exhibits and Reports on Form 8-K...........................................   16

               Signatures............................................................................   18

               Exhibit Index.........................................................................   19


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                             IOS BRANDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                 DECEMBER 31,        JUNE 30,
                                                                                    2000               2000
                         ASSETS                                                  (UNAUDITED)
                         ------                                                 -------------------------------
                                                                                         (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  28,152           $  20,825
  Accounts receivable, less allowance for doubtful accounts
    of $4,749 at December 31, 2000 and $3,596 at June 30, 2000                      31,091              22,893
  Inventories, net                                                                  16,770              14,201
  Deferred income taxes                                                              3,847               2,901
  Prepaid expenses                                                                   4,632               2,302
                                                                                 ---------           ---------
             TOTAL CURRENT ASSETS                                                   84,492              63,122

Property and equipment, less accumulated depreciation
   of $38,643 at December 31, 2000 and $37,013 at June 30, 2000                     16,556              17,467

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization
    of $866 at December 31, 2000 and $725 at June 30, 2000                             738                 829
  Deferred income taxes                                                              4,361               9,359
  Other noncurrent assets                                                           11,291              11,913
  Goodwill and other intangibles, less accumulated amortization
    of $18,023 at December 31, 2000 and $16,608 at June 30, 2000                    67,361              68,776
                                                                                 ---------           ---------
             TOTAL OTHER ASSETS                                                     83,751              90,877

             TOTAL ASSETS                                                        $ 184,799           $ 171,466
                                                                                 =========           =========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $  51,471           $  41,706
  Customer deposits and accrued customer incentive programs                         13,693              11,953
  Other accrued liabilities                                                         10,734               8,685
                                                                                 ---------           ---------
             TOTAL CURRENT LIABILITIES                                              75,898              62,344

Long-term debt                                                                      52,000              54,750
Pension and other post-retirement benefits                                           5,342               5,517

Minority interest in subsidiary                                                     45,598              45,224

STOCKHOLDERS' EQUITY:
  Common stock:
    Class A                                                                            123                 123
    Class B                                                                              2                   2
  Paid-in capital                                                                   37,170              37,170
  Accumulated deficit                                                              (12,441)            (25,711)
  Cumulative translation adjustments                                                  (121)               (106)
  Unamortized restricted stock                                                      (4,827)             (5,902)
  Treasury stock                                                                   (13,945)             (1,945)
                                                                                 ---------           ---------
             TOTAL STOCKHOLDERS' EQUITY                                              5,961               3,631
                                                                                 ---------           ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 184,799           $ 171,466
                                                                                 =========           =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                         THREE MONTHS                    SIX MONTHS
                                                                             ENDED                          ENDED
                                                                          DECEMBER 31,                   DECEMBER 31,
                                                                     2000              1999         2000              1999
                                                                 -------------   -------------   -------------     -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES:
  Technology Products and Services                                 $  35,839       $  32,509      $  66,596        $  61,119
  Marketplace and Other                                               11,885          14,162         29,210           26,464
  Direct to Consumer                                                  29,278          20,947         45,520           31,723
                                                                   ---------       ---------      ---------        ---------
       Total revenues                                                 77,002          67,618        141,326          119,306
                                                                   ---------       ---------      ---------        ---------

COSTS OF GOODS SOLD AND SERVICES PROVIDED:
  Technology Products and Services                                     6,640           6,767         12,365           13,848
  Marketplace and Other                                                8,915          10,507         21,951           19,952
  Direct to Consumer                                                  22,431          16,517         34,917           25,264
                                                                   ---------       ---------      ---------        ---------

       Total costs of goods sold and services
         provided                                                     37,986          33,791         69,233           59,064
                                                                   ---------       ---------      ---------        ---------

OPERATING EXPENSES:
  Advertising and selling                                             21,700          31,944         38,465           51,187
  General and administrative                                          11,818          12,238         25,156           23,603
                                                                   ---------       ---------      ---------        ---------
       Total operating expenses                                       33,518          44,182         63,621           74,790

       Income (loss) from operations                                   5,498         (10,355)         8,472          (14,548)
                                                                   ---------       ---------      ---------        ---------

OTHER INCOME AND EXPENSES:
  Interest income                                                       (308)           (648)          (615)            (830)
  Interest expense                                                     1,555           1,474          3,118            2,727
  Settlement gain                                                          -               -        (12,000)               -
  Other income (expense)                                                 229             (41)           163               96
                                                                   ---------       ---------      ---------        ---------


       Total other income and expenses                                 1,476             785         (9,334)           1,993
                                                                   ---------       ---------      ---------        ---------

       Income (loss) before income tax and minority interest           4,022         (11,140)        17,806          (16,541)



Income tax expense (benefit)                                             943          (3,346)         4,105           (4,965)
Minority interest                                                        395          (1,003)           431           (1,011)
                                                                   ---------       ---------      ---------        ---------

       Net income (loss)                                               2,684          (6,791)        13,270          (10,565)
                                                                   ---------       ---------      ---------        ---------

Other comprehensive income (loss) -
  Foreign currency translation adjustment                                  5              22            (15)              27
                                                                   ---------       ---------      ---------        ---------
       Comprehensive income (loss)                                 $   2,689       $  (6,769)     $  13,255        $ (10,538)
                                                                   =========       =========      =========        =========

INCOME (LOSS) PER SHARE:
  Basic                                                            $    0.19       $   (0.44)     $    0.89        $   (0.69)
                                                                   =========       =========      =========        =========
  Diluted                                                          $    0.18       $   (0.44)     $    0.88        $   (0.69)
                                                                   =========       =========      =========        =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                               14,471          15,345         14,835           15,345
                                                                   =========       =========      =========        =========
  Diluted                                                             14,720          15,345         15,083           15,345
                                                                   =========       =========      =========        =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                             SIX MONTHS
                                                                                                                ENDED
                                                                                                             DECEMBER 31,
                                                                                                      2000                 1999
                                                                                                  --------------      -------------
                                                                                                             (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:         $ 13,270           $(10,565)
       Settlement gain
       Depreciation and amortization                                                                 (12,000)                 -
       Deferred compensation expense                                                                   4,871              4,200
       Minority interest                                                                               1,019                146
       Accounts receivable                                                                               431             (1,011)
       Deferred income taxes                                                                          (8,198)            (1,827)
       Inventory                                                                                       4,051             (5,039)
       Other assets                                                                                   (2,569)              (699)
       Accounts payable                                                                               (2,247)                 5
       Other accrued liabilities                                                                       9,765             20,187
                                                                                                       3,614              4,229
           Net cash provided by operating activities                                                --------           --------
                                                                                                      12,007              9,626
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net
                                                                                                      (1,865)            (7,355)
           Net cash used in investing activities                                                    --------           --------
                                                                                                      (1,865)            (7,355)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) of revolving credit borrowings
   Issuance of subsidiary common stock, net                                                           (2,800)             5,500
                                                                                                           -             35,971
           Net cash provided by (used in) financing activities                                      --------           --------
                                                                                                      (2,800)            41,471
   Effect of foreign exchange rate changes on cash
                                                                                                         (15)                27
                                                                                                    --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                                       7,327             43,769
   Cash and cash equivalents at beginning of period
                                                                                                      20,825              2,468
   Cash and cash equivalents at end of period                                                       --------           --------
                                                                                                    $ 28,152           $ 46,237
                                                                                                    ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid
                                                                                                    $  2,951           $  1,907
       Income taxes paid                                                                            ========           ========
                                                                                                    $    131           $    114
       Non-cash activities:                                                                         ========           ========
           Settlement gain
                                                                                                    $ 12,000           $      -
                                                                                                    ========           ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three- and six-month periods ended December 31, 2000 and 1999, include the accounts of IOS BRANDS Corporation, a Delaware corporation and its wholly-owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS") and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company") (collectively, "the Company" or "IOS"). The accounts of FTD, the principal operating subsidiary of the Company, include its wholly owned subsidiaries Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share is quoted on the NASDAQ National Market under the symbol "EFTD" and FTD owns approximately 83% of FTD.COM's outstanding shares at December 31, 2000. Substantially all the operations of IOS have been conducted through FTD and its subsidiaries.

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

         Certain amounts in the condensed consolidated balance sheets, statements of operations and comprehensive income and cash flows as of and for the three- and six-month periods ended December 31, 1999 have been reclassified to conform to the current period presentation.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         As a condition of FTD affiliation, all FTD florists must purchase an FSG and related workbook. The Company recognizes revenue related to the FSG at the time of shipment to the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. This FSG is currently published on a two-year cycle. In the six-month period ended December 31, 2000, revenue from such FSG sales totaled $3.9 million, compared to negligible revenue in the six-month period ended December 31, 1999.

Note 3.  Capital Transactions

         During the six-month period ended December 31, 2000, pursuant to the terms of the Company's 1994 Stock Award and Incentive Plan, as amended (the "Plan"), options to purchase 102,300 Shares of Class A Common Stock were granted and options to purchase 17,800 shares of Class A Common Stock previously granted were canceled. On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of the Company's Class B Common Stock, which the Company subsequently recorded as treasury stock. The Company did not issue any restricted shares of Common Stock to officers during the six-month period ended December 31, 2000.

         During the six-month period ended December 31, 1999, pursuant to the terms of the Plan, options to purchase 88,400 shares of Class A Common Stock were granted and options to purchase 15,600 Class A shares previously granted were canceled. In addition, the Company did not repurchase into treasury any outstanding shares of Common Stock or issue any restricted shares of Common Stock to officers during the six-month period ended December 31, 1999.

Note 4. Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company adopted SFAS No. 133 in the first quarter of this year, and the effect of which did not have a significant impact on the Company's financial position or results of operations.

Note 5.  Earnings Per Share

         In accordance with SFAS No. 128, Earnings Per Share, basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding. Dilutive earnings (loss) per share includes the effect of the assumed exercise of dilutive stock options under the treasury stock method and unvested restricted shares of Class A Common Stock to the extent that they are dilutive. Common stock equivalents associated with options to purchase shares of Class A Common Stock and unvested restricted shares of Class A Common Stock, which were not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive, consisted of 340,402 and 270,184 equivalent shares, respectively, in the three- and six-month periods ended December 31, 1999, respectively. The following table presents information necessary to calculate basic and diluted earnings (loss) per share of Common Stock for the three- and six-month periods ended December 31, 2000 and 1999:



                                                                        Three-Months Ended          Six-Months Ended
                                                                            December 31,               December 31,
                                                                        2000          1999          2000           1999
                                                                        ----          ----        ------        -------

Net Income (loss)                                                        $ 2,684   $(6,791)       $13,270   $  (10,565)
                                                                         =======   =======        =======   ==========

Weighted average basic shares of Common Stock
outstanding
                                                                          14,471    15,345         14,835       15,345

Effect  of  dilutive securities-unvested restricted
shares of Class A Common Stock                                                89         -             88            -

Effect  of  dilutive  securities-options  to  purchase
shares of Class A Common Stock                                               160         -            160            -
                                                                         -------   -------        -------   ----------
Weighted average diluted shares of Common Stock
outstanding                                                               14,720    15,345         15,083       15,345
                                                                         =======   =======        =======   ==========
Basic net income (loss) per share of Common Stock                        $  0.19   $ (0.44)       $  0.89   $    (0.69)
                                                                         =======   =======        =======   ==========

Diluted net income ( loss) per share of Common Stock                     $  0.18   $ (0.44)       $  0.88   $    (0.69)
                                                                         =======   =======        =======   ==========


Note 6.  Segment Information

         In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable business segments based on the nature of its products and services. These business segments include Technology Products and Services, Marketplace and Other and Direct to Consumer. Technology Products and Services consists of technology-based products and services offered to the Company's customers. These products and services include the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings (TM) systems; access to the Mercury Network; and services provided by the Company through VNS, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral-related products, specialty gift products and greeting cards offered to our customers for resale as well as other miscellaneous income items. Direct to Consumer includes floral and specialty gift order capabilities offered directly to the consumer through the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site.

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, management reviews segment financial performance to the operating income level for the Direct to Consumer business segment, which consists of solely of FTD.COM's operations, and to the gross margin level for the Company's remaining business segments. Of the Company's assets totaling $185 million as of December 31, 2000, the assets of FTD.COM totaled $27 million, of which $25 million was cash and cash equivalents. Financial resources utilized by FTD.COM are currently generated from its own sources of liquidity. The assets of the Company's other two operating business segments share the majority of the remaining assets of $158 million. Resource allocation decisions are not made on the basis of the reportable segment's assets.

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, a indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

         The following tables detail the Company's operating results by reportable business segment for the three- and six-month periods ended December 31, 2000 and 1999.



                                                         THREE-MONTH PERIOD ENDED DECEMBER 31,
                                                    2000                                     1999
                                                    ----                                     ----
                                   ----------------------------------------------------------------------------------
                                      GROSS                                      GROSS
                                     SEGMENT     ELIMINATIONS   CONSOLIDATED    SEGMENT    ELIMINATIONS  CONSOLIDATED
                                   ----------------------------------------------------------------------------------
REVENUES:
Technology Products and Services     $36,300       $  (461)       $35,839      $ 32,946      $   (437)      $ 32,509
Marketplace and Other                 11,885             -         11,885        14,162             -         14,162
Direct to Consumer                    32,450        (3,172)        29,278        23,588        (2,641)        20,947
                                     -------       -------        -------      --------      --------       --------
 TOTAL REVENUES                       80,635        (3,633)        77,002        70,696        (3,078)        67,618
                                     -------       -------        -------      --------      --------       --------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services       7,161          (521)         6,640         7,470          (703)         6,767
Marketplace and Other                  8,915             -          8,915        10,507             -         10,507
Direct to Consumer                    22,892          (461)        22,431        16,955          (438)        16,517
                                     -------       -------        -------      --------      --------       --------
Total costs of goods sold and
        services provided             38,968          (982)        37,986        34,932        (1,141)        33,791
                                     -------       -------        -------      --------      --------       --------

OPERATING EXPENSES:
Technology and Marketplace            28,655        (1,754)        26,901        27,667          (918)        26,749
Direct to Consumer                     7,514          (897)         6,617        18,452        (1,019)        17,433
                                     -------       -------        -------      --------      --------       --------
Total operating expenses              36,169        (2,651)        33,518        46,119        (1,937)        44,182
                                     -------       -------        -------      --------      --------       --------

OPERATING INCOME (LOSS)              $ 5,498       $     -        $ 5,498      $(10,355)     $      -       $(10,355)
                                     =======       =======        =======      ========      ========       ========

GROSS MARGIN BY SEGMENT:
Technology Products and Services     $29,139       $    60        $29,199      $ 25,476          $266       $ 25,742
Marketplace and Other                  2,970             -          2,970         3,655             -          3,655
Direct to Consumer                     9,558        (2,711)         6,847         6,633        (2,203)         4,430
                                     -------       -------        -------      --------      --------       --------
  Total                              $41,667       $(2,651)       $39,016      $ 35,764      $ (1,937)      $ 33,827
                                     =======       =======        =======      ========      ========       ========



                                                          SIX-MONTH PERIOD ENDED DECEMBER 31,
                                                    2000                                     1999
                                                    ----                                     ----
                                   ----------------------------------------------------------------------------------
                                      GROSS                                     GROSS
                                     SEGMENT   ELIMINATIONS    CONSOLIDATED    SEGMENT     ELIMINATIONS  CONSOLIDATED
                                   ----------------------------------------------------------------------------------
REVENUES:
Technology Products and Services     $67,316       $  (720)       $66,596      $ 61,770      $   (651)      $ 61,119
Marketplace and Other                 29,210             -         29,210        26,464             -         26,464
Direct to Consumer                    50,694        (5,174)        45,520        36,031        (4,308)        31,723
                                     -------       -------        -------      --------      --------       --------
 TOTAL REVENUES                      147,220        (5,894)       141,326       124,265        (4,959)       119,306
                                     -------       -------        -------      --------      --------       --------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services      13,390        (1,025)        12,365        15,111        (1,263)        13,848
Marketplace and Other                 21,951             -         21,951        19,952             -         19,952
Direct to Consumer                    35,637          (720)        34,917        25,915          (651)        25,264
                                      ------       -------        -------      --------      --------       --------
Total costs of goods sold and
        services provided             70,978        (1,745)        69,233        60,978        (1,914)        59,064
                                     -------       -------        -------      --------      --------       --------

OPERATING EXPENSES:
Technology and Marketplace            54,731        (2,500)        52,231        51,952          (998)        50,954
Direct to Consumer                    13,039        (1,649)        11,390        25,883         2,047         23,836
                                      ------       -------        -------      --------      --------       --------
Total operating expenses              67,700        (4,149)        63,621        77,835        (3,045)        74,790
                                     -------       -------        -------      --------      --------       --------

OPERATING INCOME (LOSS)               $8,472       $     -         $8,472      $(14,548)     $      -       $(14,548)
                                     =======       =======        =======      ========      ========       ========

GROSS MARGIN BY SEGMENT:
Technology Products and Services     $53,926       $   305        $54,231      $ 46,659          $612       $ 47,271
Marketplace and Other                  7,259             -          7,259         6,512             -          6,512
Direct to Consumer                    15,057        (4,454)        10,603        10,116        (3,657)         6,459
                                     -------       -------        -------      - ------      --------       --------
  Total                              $76,242       $(4,149)       $72,093      $ 63,287      $ (3,045)      $ 60,242
                                     =======       =======        =======      ========      ========       ========


Note 7.  Minority Interest in Subsidiary

         The Company's condensed consolidated financial statements as of and for the three- and six-month periods ended December 31, 2000 and 1999, reflect the minority interest in FTD's subsidiary, FTD.COM. The minority interest in such subsidiary was 17% and 13% as of December 31, 2000 and 1999, respectively.

         The minority interest gain was $395,000 and $431,000 for the three- and six-month periods ended December 31, 2000, respectively. The minority interest loss was $1.0 million for the three- and six-month periods ended December 31, 1999.

Note 8. Settlement Gain

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 of Class B Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the six-month period ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations, assumptions, estimates, and projections regarding its future growth, results of operations, cash flow, performance, revenue growth and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include the Company's ability to develop and market existing and new products, the Company's ability to maintain its advertising presence, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

         The Company generates its revenue from three principal areas of operation. These areas have been identified as Technology Products and Services, Marketplace and Other and Direct to Consumer.

           Technology Products and Services consists primarily of:

         -  Mercury equipment, Mercury Advantage systems, and Mercury Wings
            (TM) systems sales, which includes both sales and leasing of hardware and software to FTD florists.

         - Mercury Network, which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or competing clearinghouses.

         - Clearinghouse, which provides order billing and collection services to both the sending and receiving florists. FTD receives a percentage of the order value for these services.

         - VNS, which is an alternative wire service and clearinghouse that provides order billing and collection services to both the sending and receiving florists. VNS receives a percentage of the order value for these services.

         - Flowers After Hours, which is FTD's call forwarding service whereby FTD receives orders for participating florists when that florist's shop is closed or otherwise unavailable. FTD charges a fee for each transaction processed by Flowers After Hours.

         - Publications, which consists of sales of the FTD Directory that is published by FTD on a quarterly basis in both CD-ROM and paper book form. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online hosted through FTD.COM's www.ftd.com Web site pursuant to a Website hosting agreement with FTD.COM.

         - Credit Card processing, which is a service offered to participating florists whereby FTD pools the participating florists credit card transactions to secure more favorable terms on such transactions than the FTD florists could secure individually.

         - Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. The joint venture give FTD members access to a floral service organization with non-FTD member florists, enabling FTD florists to transmit and receive orders outside North America.

         The Marketplace and Other business segment consists primarily of FTD's wholesale distribution of floral- related products to florists. This segment includes the wholesale distribution of both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. It also includes greeting cards, specialty gifts and the FSG in addition to other miscellaneous income items.

         The Direct to Consumer business segment consists of FTD's majority owned subsidiary, FTD.COM. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site. FTD.COM records order revenue and costs for fulfillment and processing services when an order is fulfilled. In addition, FTD.COM charges the customer a service fee for all floral orders.

         In view of the rapidly changing nature of the Company's Direct to Consumer business and seasonal variations in the revenues and operating results of all of the Company's business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company's historic financial performance and predicting the Company's future financial performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. These fluctuations are primarily attributable to increased sales and advertising expenditures during popular floral holiday seasons in the fiscal quarters ended March 31, June 30 and December 31. In addition, this seasonality is attributable to increased revenues in the three-month period ended March 31 relating to the pre-holiday delivery of products to florists for the Mother's Day holiday.

THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999.

         Total revenues increased by $9.4 million, or 13.9%, to $77.0 million for the three-month period ended December 31, 2000 compared to $67.6 million for the three-month period ended December 31, 1999, for the reasons discussed below.

         Technology Products and Services segment revenue increased by $3.3 million, or 10.2%, to $35.8 million for the three-month period ended December 31, 2000 compared to $32.5 million for the three-month period ended December 31, 1999. This increase was primarily due to increased Clearinghouse revenues resulting from an increase in the monthly access fees charged to florists.

         Marketplace and Other segment revenue decreased by $2.3 million, or 16.1%, to $11.9 million for the three-month period ended December 31, 2000 compared to $14.2 million for the three-month period ended December 31, 1999. This decrease was primarily the result of lower sales of branded holiday and everyday products to FTD florists.

         Direct to Consumer segment revenue increased by $8.4 million, or 39.8%, to $29.3 million for the three-month period ended December 31, 2000 compared to $20.9 million for the three-month period ended December 31, 1999. This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total cost of goods sold and services provided increased by $4.2 million, or 12.4%, to $38.0 million for the three-month period ended December 31, 2000 compared to $33.8 million for the three-month period ended December 31, 1999. This increase was primarily attributable to increases in sales volume in the Direct to Consumer segment of our business. As a percent of revenue, total costs of goods sold and services provided decreased to 49.3% for the three-month period ended December 31, 2000 from 50.0% for the three-month period ended December 31, 1999. This decrease was primarily attributable to lower cost ratios in the Direct to Consumer and Technology Products and Services segments.

         Costs of goods sold and services provided associated with the Technology Products and Services segment remained relatively constant at $6.6 million for the three-month period ended December 31, 2000 compared to $6.8 million for the three-month period ended December 31, 1999. As a percent of revenue, costs of goods sold and services provided decreased to 18.5% for the three-month period ended December 31, 2000 from 20.8% for the three-month period ended December 31, 1999, primarily as a result of higher revenues from an increase in the monthly access fees charged to florists.

         Costs of goods sold and services provided associated with the Marketplace and Other segment decreased by $1.6 million, or 15.2%, to $8.9 million for the three-month period ended December 31, 2000 compared to $10.5 million for the three-month period ended December 31, 1999. This decrease was primarily due to a decrease in sales. As a percent of revenue, costs of goods sold and services provided increased to 75.0% for the three-month period ended December 31, 2000 from 74.2% for the three-month period ended December 31, 1999, primarily as a result of the sales mix.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $5.9 million, or 35.8%, to $22.4 million for the three-month period ended December 31, 2000 compared to $16.5 million for the three-month period ended December 31, 1999. This increase was primarily attributable to costs associated with processing and fulfilling more consumer orders. As a percent of revenue, costs of goods sold and services provided decreased to 76.6% for the three-month period ended December 31, 2000 from 78.9% for the three-month period ended December 31, 1999, primarily as a result of an increase in higher margin specialty gift orders.

         Advertising and selling costs decreased by $10.2 million, or 32.1%, to $21.7 million for the three-month period ended December 31, 2000, compared to $31.9 million for the three-month period ended December 31, 1999. This decrease was primarily due to a decrease in FTD.COM's marketing and promotion costs. For the remainder of fiscal year 2001, the Company intends to reduce its marketing and promotions expenditures related to the Direct to Consumer business segment, with a shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention.

         General and administrative costs decreased by $0.4 million, or 3.4%, to $11.8 million for the three-month period ended December 31, 2000, compared to $12.2 million for the three-month period ended December 31, 1999. This decrease was primarily due to a decrease in information technology costs.

         The provision for income taxes and the effective tax rates for the three-month periods ended December 31, 2000 and 1999 were an expense of $0.9 million and rate of 23% and a benefit of $3.3 million and rate of 30%, respectively. This change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization, which reduces the Company's tax benefit when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position, offset by the tax-free portion of a settlement gain recorded in the three-month period ended September 30, 2000.

         Net income increased by $9.5 million to $2.7 million for the three-month period ended December 31,

2000, compared to a net loss of $6.8 million for the three-month period ended December 31, 1999. This increase was primarily the result of decreased advertising and selling costs associated with the advertising campaign for the Company's majority owned subsidiary, FTD.COM.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1999.

         Total revenues increased by $22.0 million, or 18.5%, to $141.3 million for the six-month period ended December 31, 2000 compared to $119.3 million for the six-month period ended December 31, 1999, for the reasons discussed below.

         Technology Products and Services segment revenue increased by $5.5 million, or 9.0%, to $66.6 million for the six-month period ended December 31, 2000 compared to $61.1 million for the six-month period ended December 31, 1999. This increase was primarily due to increased Clearinghouse revenues resulting from an increase in the monthly access fees charged to florists and an increase in Wings System sales offset by a decrease in Advantage System sales.

         Marketplace and Other segment revenue increased by $2.7 million, or 10.4%, to $29.2 million for the six-month period ended December 31, 2000 compared to $26.5 million for the six-month period ended December 31, 1999. This increase was primarily the result of the increase in the revenue attributable to the FSG, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

         Direct to Consumer segment revenue increased by $13.8 million, or 43.5%, to $45.5 million for the six-month period ended December 31, 2000 compared to $31.7 million for the six-month period ended December 31, 1999. This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total cost of goods sold and services provided increased by $10.2 million, or 17.2%, to $69.2 million for the six-month period ended December 31, 2000 compared to $59.0 million for the six-month period ended December 31, 1999. This increase was primarily attributable to increases in sales volume in the Direct to Consumer and Marketplace and Other segments. As a percent of revenue, total costs of goods sold and services provided decreased to 49.0% for the six-month period ended December 31, 2000 from 49.5% for the six-month period ended December 31, 1999. This decrease was primarily attributable to lower cost ratios in the Direct to Consumer and Technology Products and Services segments.

         Costs of goods sold and services provided associated with the Technology Products and Services segment decreased by $1.5 million, or 10.7%, to $12.3 million for the six-month period ended December 31, 2000 compared to $13.8 million for the six-month period December 31, 1999. This decrease was primarily the result of fewer unit sales of Advantage systems and lower system support costs. As a percent of revenue, costs of goods sold and services provided decreased to 18.6% for the six-month period ended December 31, 2000 from 22.7% for the six-month period ended December 31, 1999, primarily as a result of higher revenues from an increase in the monthly access fees charged to florists.

         Costs of goods sold and services provided associated with the Marketplace and Other segment increased by $2.0 million, or 10.0%, to $22.0 million for the six-month period ended December 31, 2000 compared to $20.0 million for the six-month period ended December 31, 1999. This increase was primarily due to the costs of producing the FSG. As a percent of revenue, costs of goods sold and services provided decreased to 75.1% for the six-month period ended December 31, 2000 from 75.4% for the six-month period ended December 31, 1999, primarily as a result of sales of the FSG to affiliated florists.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $9.6 million, or 38.2%, to $34.9 million for the six-month period ended December 31, 2000 compared to $25.3 million for the six-month period ended December 31, 1999. This increase was primarily attributable to costs associated with processing and fulfilling more consumer orders. As a percent of revenue, costs of goods sold and services provided decreased to 76.7% for the six-month period ended December 31, 2000 from 79.6% for the six-month period ended December 31, 1999, primarily as a result of an increase in higher margin specialty gift orders.

         Advertising and selling costs decreased by $12.7 million, or 24.9%, to $38.5 million for the six-month period ended December 31, 2000, compared to $51.2 million for the six-month period ended December 31, 1999. This decrease was primarily due to a decrease in FTD.COM's marketing and promotion costs. For the remainder of fiscal year 2001, the Company intends to reduce its marketing and promotions expenditures related to the Direct to Consumer segment, with a shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention.

         General and administrative costs increased by $1.6 million, or 6.6%, to $25.2 million for the six-month period ended December 31, 2000, compared to $23.6 million for the six-month period ended December 31, 1999. This was primarily due to an increase in depreciation and amortization costs from increased fixed assets and capitalized software as well as increased payroll and administrative costs to support the growth of the Company.

         The provision for income taxes and the effective tax rates for the six-month period ended December 31, 2000 and 1999, were an expense of $4.1 million and a rate of 23% and a benefit of $5.0 million and a rate of 30%, respectively. This change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization, which reduces the Company's tax benefit when operating in a pre-tax loss position and increases its effective tax rate when operating in a pre-tax profit position, offset by the tax-free portion of a settlement gain recorded in the three-month period ended September 30, 2000.

         Net income increased by $23.8 million to $13.3 million for the six-month period ended December 31, 2000, compared to a net loss of $10.5 million for the six-month period ended December 31, 1999. This increase was primarily the result of a settlement that resulted in a $12.0 million pre-tax gain as well as decreased advertising and selling expenses associated with the advertising campaign for the Company's majority owned subsidiary, FTD.COM.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $7.3 million to $28.1 million as of December 31, 2000 from $20.8 million as of June 30, 2000. Cash and cash equivalents increased by $43.7 million to $46.2 million as December 31, 1999 from $2.5 million as of June 30, 1999.

         Cash provided by operating activities was $12.0 million for the six-month period ended December 31, 2000 compared to cash provided by operating activities of $9.6 million for the six-month period ended December 31, 1999. This increase in cash provided by operating activities was primarily attributable to an increase in net income offset by a decrease in accounts payable and an increase in accounts receivable in comparison to the six-month period ended December 31, 1999.

         Cash used in investing activities was $1.9 million for the six-month period ended December 31, 2000 compared to cash used in investing activities of $7.4 million for the six-month period ended December 31, 1999. Expenditures for depreciable fixed assets, such as furniture and equipment, were $0.7 million for the six-month period ended December 31, 2000 compared to $1.5 million for the six-month period ended December 31, 1999. Expenditures for amortizable intangibles, such as costs relating to the development and implementation of internal use software and other information technology costs, were $1.2 million and $5.9 million, respectively, for the six-month period ended December 31, 2000 and December 31, 1999. The Company's anticipated capital expenditures for fiscal year 2001 are estimated to be $5.0 to $7.0 million and will primarily be used for developing new software and information technology purchases.

         Cash used in financing activities was $2.8 million for the six-month period ended December 31, 2000, compared to cash provided by financing activities of $41.5 million for the six-month period ended December 31, 1999, which included the net proceeds from FTD.COM's initial public offering of $36.0 million.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement, dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consist of a $35.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, certain expenses associated with the Bank Credit

Facilities and letter of credit needs. As of December 31, 2000, the Company had $35.0 million outstanding under the Multiple Draw Term Loan Facility, $17.0 million outstanding under the Revolving Credit Facility and $1.6 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced over a period of 12 consecutive quarterly installments continuing until the Bank Credit Facilities' termination date of December 31, 2003, through the use of cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of December 31, 2000, the Company was in compliance with the covenants contained in the Bank Credit Facilities, as amended.

         In addition to its debt service obligations, the Company's remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to fund its working capital needs, capital expenditures, software development costs, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities. The Company's Direct to Consumer business segment, FTD.COM, may also have long-term liquidity needs that may require it to raise additional capital. If FTD.COM needed to raise additional capital and was not able to do so, FTD.COM could be required to significantly alter its operating plan, which could have a material adverse effect on the results of operations and financial condition of FTD.COM and the Company.

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 of Class B Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the six-month period ended December 31, 2000.

DEFERRED TAX ASSET

         As of December 31, 2000, the current and long-term deferred tax assets were $3.8 million and $4.4 million, respectively. The long-term deferred tax asset includes a $2.5 million valuation allowance. Tax expense of $4.1 million, as a result of the pre-tax income of $17.8 million for the six-month period ended December 31, 2000, is netted against the long-term deferred tax asset. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, the valuation allowance is appropriate as of December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to various market risks, which primarily consist of interest rate risk. The Company currently does not use derivative instruments for trading purposes or to reduce its exposure to changes in interest rates. The Company's exposure to interest rate risk is primarily the result of borrowings under the Bank Credit Facilities, which were subject to interest rates ranging from 7.88% to 9.50% at December 31, 2000. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's philosophy of maintaining minimal cash balances in an effort to effectively use any excess cash flows to reduce outstanding debt. The Company believes that the continued decrease in the balance of outstanding debt is a sufficient precaution to limit the Company's exposure to changing interest rates.

         All of the Company's outstanding debt, which totaled $52.0 million as of December 31, 2000, is subject to variable rates. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR during the three-month period ended December 31, 2000 would result in an increase of $520,000 in the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

         The Company will continue to monitor changing economic conditions, and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the Condensed Consolidated Statements of Operations and Comprehensive Income and did not have a material effect on other comprehensive income for the six-month periods ended December 31, 2000 and 1999. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on November 14, 2000.
         (b)  Not Applicable.
         (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (1) the election of six directors to serve until the next meeting or until their successors are duly elected and qualified and (2) the ratification of the appointment of KPMG LLP as independent auditors for the Corporation's fiscal year ending June 30, 2001.

              (1) Each nominee for director was elected by an affirmative vote of the plurality of shares of Class A common stock entitled to vote at the meeting. Abstentions and other shares not voted were not counted as this would not have effected the result of the vote. The elected directors are as follows:

                   Robert L. Norton
                   Habib Y. Gorgi
                   Veronica K. Ho
                   Stephen G. Pagliuca
                   Richard C. Perry
                   Gary K. Silberberg

              (2) The proposal to ratify the appointment of KPMG LLP as independent auditor for the Corporation's fiscal year ending June 30, 2001 was approved by the affirmative vote of the holders of a majority of the shares of Class A common stock entitled to vote at the meeting. Abstentions and other shares not voted were not counted, as this would not have effected the result of the vote.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit No.        Description

   10.20 Amendment No. 3 to Credit Agreement, dated as of July 7, 2000, among the Registrant, Florists' Transworld Delivery, Inc. ("FTDI"), the various lending institutions party thereto (the "Lenders") and Bank One, NA (as successor to the First National Bank of Chicago), as Agent (the "Agent").

   10.21 Amendment No. 4, Waiver, Consent and Release to Credit Agreement, dated as of December 21, 2000, among the Registrant, FTDI, the Lenders and the Agent.

   10.22* Secured Promissory Note between FTDI and Frederick K. Johnson, dated as of October 30, 2000.

   10.23* Secured Promissory Note between FTDI and Robert L. Norton, dated as of October 30, 2000.

   10.24* Secured Promissory Note between FTDI and Francis C. Piccirillo, dated as of October 30, 2000.


   *Management contract or compensatory arrangement.


(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three-month period ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of January 2001.

                             IOS BRANDS CORPORATION

                       By:   /s/ Randall L. Twyman
                             ---------------------
                             Randall L. Twyman
                             Vice President of Finance
                             (Principal   financial  officer  and  officer duly
                             authorized to sign on behalf of registrant)

                                  EXHIBIT INDEX

Exhibit No.                   Description

   10.20 Amendment No. 3 to Credit Agreement, dated as of July 7, 2000, among the Registrant, Florists' Transworld Delivery, Inc. ("FTDI"), the various lending institutions party thereto (the "Lenders") and Bank One, NA (as successor to the First National Bank of Chicago), as Agent (the "Agent").

   10.21 Amendment No. 4, Waiver, Consent and Release to Credit Agreement, dated as of December 21, 2000, among the Registrant, FTDI, the Lenders and the Agent.

   10.22* Secured Promissory Note between FTDI and Frederick K. Johnson, dated as of October 30, 2000.

   10.23* Secured Promissory Note between FTDI and Robert L. Norton, dated as of October 30, 2000.

   10.24* Secured Promissory Note between FTDI and Francis C. Piccirillo, dated as of October 30, 2000.


   *Management contract or compensatory arrangement.