Form 10-Q
period 2001-03-31
IOS BRANDS CORP
filed 2001-05-11
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    As of March 31, 2001, there were 12,377,388 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B common stock, par value $.0005 per share ("Class B Common Stock" and, together with Class A Common Stock, "Common Stock").

                             IOS BRANDS CORPORATION

                                      INDEX

                                                                                    PAGE
Part I.  Financial Information

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets........................................3

         Condensed Consolidated Statements of Operations and Comprehensive Income.....4

         Condensed Consolidated Statements of Cash flows..............................5

         Notes to Condensed Consolidated Financial Statements.........................6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk..................16

Part II. Other Information

 Item 1. Legal proceedings...........................................................17

 Item 6. Exhibits and Reports on Form 8-K............................................17

Signatures...........................................................................18

Exhibit Index........................................................................19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             IOS BRANDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 MARCH 31,    JUNE 30,
                                                                                   2001         2000
                        ASSETS                                                  (UNAUDITED)
                        ------                                                  -----------------------
                                                                                    (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  24,473    $  20,825
     Accounts receivable, less allowance for doubtful accounts
         of $4,712 at March 31, 2001 and $3,596 at June 30, 2000                   29,421       22,893
     Inventories, net                                                              13,179       14,201
     Deferred income taxes                                                          3,808        2,901
     Prepaid expenses                                                               3,752        2,302
                                                                                ---------    ---------
                  TOTAL CURRENT ASSETS                                             74,633       63,122

Property and equipment, less accumulated depreciation
     of $39,306 at March 31, 2001 and $37,013 at June 30, 2000                     15,991       17,467

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $936 at March 31, 2001 and $725 at June 30, 2000                          668          829
     Deferred income taxes                                                          2,572        9,359
     Other noncurrent assets                                                       10,961       11,913
     Goodwill and other intangibles, less accumulated amortization
         of $18,687 at March 31, 2001 and $16,608 at June 30, 2000                 66,697       68,776
                                                                                ---------    ---------
                  TOTAL OTHER ASSETS                                               80,898       90,877

                  TOTAL ASSETS                                                  $ 171,522    $ 171,466
                                                                                =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $  34,584    $  41,706
     Customer deposits and accrued customer incentive programs                     11,730       11,953
     Other accrued liabilities                                                     11,288        8,685
                                                                                ---------    ---------
                  TOTAL CURRENT LIABILITIES                                        57,602       62,344

Long-term debt                                                                     53,250       54,750
Pension and other post-retirement benefits                                          5,255        5,517

Minority interest in subsidiary                                                    45,948       45,224

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                     126          123
          Class B                                                                       2            2
     Paid-in capital                                                               37,196       37,170
     Accumulated deficit                                                           (9,290)     (25,711)
     Accumulated other comprehensive loss - cumulative translation adjustment        (195)        (106)
     Unamortized restricted stock                                                  (4,285)      (5,902)
     Treasury stock                                                               (14,087)      (1,945)
                                                                                ---------    ---------
                  TOTAL STOCKHOLDERS' EQUITY                                        9,467        3,631
                                                                                ---------    ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 171,522    $ 171,466
                                                                                =========    =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS              NINE MONTHS
                                                                           ENDED                     ENDED
                                                                         MARCH 31,                 MARCH 31,
                                                                     2001         2000         2001         2000
                                                                   ---------    ---------    ---------    ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
     Technology Products and Services                              $  35,373    $  31,486    $ 101,969    $  92,605
     Marketplace and Other                                            16,659       14,578       45,869       41,042
     Direct to Consumer                                               32,686       23,870       78,206       55,593
                                                                   ---------    ---------    ---------    ---------
           Total revenues                                             84,718       69,934      226,044      189,240
                                                                   ---------    ---------    ---------    ---------

COSTS OF GOODS SOLD AND SERVICES PROVIDED:
     Technology Products and Services                                  7,358        7,230       19,723       21,078
     Marketplace and Other                                            12,552        9,222       34,503       29,174
     Direct to Consumer                                               25,080       18,458       59,997       43,722
                                                                   ---------    ---------    ---------    ---------

           Total costs of goods sold and services
                provided                                              44,990       34,910      114,223       93,974
                                                                   ---------    ---------    ---------    ---------

OPERATING EXPENSES:
     Advertising and selling                                          20,203       28,456       58,668       79,643
     General and administrative                                       13,126       12,226       38,282       35,829
                                                                   ---------    ---------    ---------    ---------
           Total operating expenses                                   33,329       40,682       96,950      115,472

           Income (loss) from operations                               6,399       (5,658)      14,871      (20,206)
                                                                   ---------    ---------    ---------    ---------

OTHER INCOME AND EXPENSES:
     Interest income                                                    (436)        (579)      (1,051)      (1,409)
     Interest expense                                                  1,186        1,415        4,304        4,142
     Settlement gain                                                      --           --      (12,000)          --
     Other (income) expense                                              (15)         (13)         148           83
                                                                   ---------    ---------    ---------    ---------

           Total other income and expenses                               735          823       (8,599)       2,816
                                                                   ---------    ---------    ---------    ---------

           Income (loss) before income tax and minority interest       5,664       (6,481)      23,470      (23,022)

Income tax expense (benefit)                                           2,120       (1,952)       6,225       (6,917)
Minority interest                                                        393         (773)         824       (1,784)
                                                                   ---------    ---------    ---------    ---------

           Net income (loss)                                           3,151       (3,756)      16,421      (14,321)
                                                                   ---------    ---------    ---------    ---------

Other comprehensive income (loss) -
     Foreign currency translation adjustment                             (74)          (5)         (89)          22
                                                                   ---------    ---------    ---------    ---------
           Comprehensive income (loss)                             $   3,077    $  (3,761)   $  16,332    $ (14,299)
                                                                   =========    =========    =========    =========
INCOME (LOSS) PER SHARE:
     Basic                                                         $    0.22    $   (0.24)   $    1.12    $   (0.93)
                                                                   =========    =========    =========    =========
     Diluted                                                       $    0.21    $   (0.24)   $    1.10    $   (0.93)
                                                                   =========    =========    =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                            14,471       15,345       14,716       15,345
                                                                   =========    =========    =========    =========
     Diluted                                                          14,723       15,345       14,965       15,345
                                                                   =========    =========    =========    =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      NINE MONTHS
                                                                                         ENDED
                                                                                       MARCH 31,
                                                                                  2001             2000
                                                                                --------         --------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                         $ 16,421        $ (14,321)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Settlement gain                                                       (12,000)               -
           Depreciation and amortization                                           7,530            6,707
           Deferred compensation expense                                           1,545              196
           Minority interest                                                         824           (1,784)
           Accounts receivable                                                    (6,528)          (6,835)
           Deferred income taxes                                                   5,880           (7,105)
           Inventories                                                             1,022             (803)
           Other assets                                                           (1,457)             906
           Accounts payable                                                       (7,122)          15,076
           Other accrued liabilities                                               2,118            2,742
                                                                                --------         --------
                Net cash provided by (used in) operating activities                8,233           (5,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                                   (2,804)         (13,414)
                                                                                --------         --------
                Net cash used in investing activities                             (2,804)         (13,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds (repayments) of revolving credit borrowings                    (1,550)           8,449
      Issuance of subsidiary common stock, net                                         -           35,607
      Purchase of common stock                                                      (142)               -
                                                                                --------         --------
                Net cash provided by (used in) financing activities               (1,692)          44,056

      Effect of foreign exchange rate changes on cash                                (89)              22
                                                                                --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          3,648           25,443

      Cash and cash equivalents at beginning of period                            20,825            2,468
                                                                                --------         --------
      Cash and cash equivalents at end of period                                $ 24,473         $ 27,911
                                                                                ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Interest paid                                                         $ 3,895         $  3,404
                                                                                ========         ========
           Income taxes paid                                                       $ 175         $    114
                                                                                ========         ========
           Non-cash activities:
                Settlement gain                                                 $ 12,000         $      -
                                                                                ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three- and nine-month periods ended March 31, 2001 and 2000, include the accounts of IOS BRANDS Corporation, a Delaware corporation, and its wholly-owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"), (collectively, "the Company" or "IOS"). The accounts of FTD, the principal operating subsidiary of the Company, include its indirect wholly owned subsidiaries Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share is quoted on the NASDAQ National Market under the symbol "EFTD" and FTD owns approximately 83% of FTD.COM's outstanding shares at March 31, 2001. Substantially all the operations of IOS have been conducted through FTD and its subsidiaries.

         These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows have been included herein.

         Certain amounts in the condensed consolidated balance sheets, statements of operations and comprehensive income and cash flows as of and for the three- and nine-month periods ended March 31, 2000 have been reclassified to conform to the current period presentation.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         As a condition of FTD affiliation, all FTD florists must purchase an FSG and related workbook. The Company recognizes revenue related to the FSG at the time of shipment to the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. This FSG is currently published on a two-year cycle. In the nine-month period ended March 31, 2001, revenue from such FSG sales totaled $3.9 million, compared to negligible revenue in the nine-month period ended March 31, 2000.

Note 3.  Capital Transactions

         During the nine-month period ended March 31, 2001, pursuant to the terms of the Company's 1994 Stock Award and Incentive Plan, as amended (the "Plan"), options to purchase 102,300 Shares of Class A Common Stock were granted and options to purchase 49,400 shares of Class A Common Stock previously granted were canceled. Options to purchase 10,600 Shares of Class A Common Stock were exercised. The Company repurchased $141,510 of Class A Common Stock into treasury. On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of the Company's Class B Common Stock, which the Company subsequently recorded as treasury stock. The Company did not issue any restricted shares of Common Stock to officers during the nine-month period ended March 31, 2001.

         During the nine-month period ended March 31, 2000, pursuant to the terms of the Plan, options to purchase 88,400 shares of Class A Common Stock were granted and options to purchase 43,600 Class A shares previously granted were canceled. In addition, the Company did not repurchase into treasury any outstanding shares of

Common Stock or issue any restricted shares of Common Stock to officers during the nine-month period ended March 31, 2000.

Note 4. Accounting for Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in the first quarter of this year, the effect of which was not significant to the Company's financial position or results of operations.

Note 5.  Earnings Per Share

         In accordance with SFAS No. 128, Earnings Per Share, basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding. Dilutive earnings (loss) per share includes the effect of the assumed exercise of dilutive stock options under the treasury stock method and unvested restricted shares of Class A Common Stock to the extent that they are dilutive. Potentially dilutive securities associated with options to purchase shares of Class A Common Stock and unvested restricted shares of Class A Common Stock, which were not included in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive, consisted of 320,864 and 290,566 equivalent shares, respectively, in the three- and nine-month periods ended March 31, 2000, respectively. The following table presents information necessary to calculate basic and diluted earnings (loss) per share of Common Stock for the three- and nine-month periods ended March 31, 2001 and 2000:


                                                            Three-Months Ended           Nine-Months Ended
                                                                 March 31,                    March 31,
                                                            2001          2000           2001          2000
                                                            ----          ----           ----          ----

Net Income (loss)                                           $ 3,151       $(3,756)       $16,421       $(14,321)
                                                            =======       =======        =======       ========

Weighted average basic shares of Common Stock outstanding    14,471        15,345         14,716         15,345

Effect of dilutive securities - unvested restricted
shares of Class A Common Stock                                   92             -             89              -

Effect of dilutive securities - options to purchase
shares of Class A Common Stock                                  160             -            160              -
                                                            -------       -------        -------       --------

Weighted average diluted shares of Common Stock
outstanding                                                  14,723        15,345         14,965         15,345
                                                            =======       =======        =======       ========

Basic net income (loss) per share of Common Stock           $  0.22       $ (0.24)       $  1.12       $  (0.93)
                                                            =======       =======        =======       ========

Diluted net income (loss) per share of Common Stock         $  0.21       $ (0.24)       $  1.10       $  (0.93)
                                                            =======       =======        =======       ========

Note 6.  Minority Interest in Subsidiary

         The Company's condensed consolidated financial statements as of and for the three- and nine-month periods ended March 31, 2001 and 2000, reflect the minority interest in FTD's subsidiary, FTD.COM. The minority interest in such subsidiary was 17% and 13% as of March 31, 2001 and 2000, respectively.

         The minority interest in the earnings of FTD.COM was $0.4 million and $0.8 million for the three- and nine-month periods ended March 31, 2001, respectively. The minority interest in the loss of FTD.COM was $0.8 million and $1.8 million for the three- and nine-month periods ended March 31, 2000.

Note 7. Settlement Gain

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the nine-month period ended March 31, 2001.

Note 8. Subsequent Event

         On April 30, 2001, FTD entered into a Termination Agreement with the FTD Association (the "Association"). The Termination Agreement, which contains limited two-year non-compete provisions, terminates both the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement") and the Trademark License Agreement, dated December 18, 1994 (the "Trademark Agreement"; both the Mutual Support Agreement and the Trademark Agreement are herein after referred to as the "Association Agreements"), between the Association and FTD. Pursuant to the Association Agreements, among other things: (i) existing and future members had the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing were provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company paid the Association an amount equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse; and (iv) the Operating Company and the Association were able to designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to the members of the Association.

         Pursuant to the Termination Agreement FTD has agreed to pay the Association $14.0 million, $12.6 payable upon termination and $1.4 million due one year later, held in escrow. The consummation of the Termination Agreement is subject to approval of a majority of members of the Association that attend the meeting called for the purpose of approving the Termination Agreement. If approved by the members of the Association, the Termination Agreement will be effective on the earlier to occur of 30 days following the Association's receipt of the Association member approval or June 29, 2001. If the transaction is consummated, the Company expects to record the related expenses as an expense in the quarter ended June 30, 2001.

Note 9.  Segment Information

         In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified three reportable business segments based on the nature of its products and services. These business segments include Technology Products and Services, Marketplace and Other and Direct to Consumer. Technology Products and Services consists of technology-based products and services offered to the Company's customers. These products and services include the Company's Mercury equipment, Mercury Advantage systems, Mercury Wings TM systems; access to the Mercury Network; and services provided by the Company through VNS, Clearinghouse, Flowers After Hours, Publications, Credit Card processing and Interflora, Inc. Marketplace and Other consists of floral-related products, specialty gift products and greeting cards offered to customers for resale as well as other miscellaneous income items. Direct to Consumer includes floral and specialty gift order capabilities offered directly to the consumer through the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site.

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, management reviews segment financial performance to the operating income level for the Direct to Consumer business segment, which consists solely of FTD.COM's operations, and to the gross margin level for the Company's remaining business segments. Of the Company's assets totaling approximately $172 million as of March 31, 2001, the assets of FTD.COM totaled $24 million, of which $22 million was cash and cash equivalents. Financial resources utilized by FTD.COM are currently generated from its own sources of liquidity. The assets of the Company's other two operating business segments share the majority of the remaining assets of $148 million. Resource allocation decisions are not made on the basis of the reportable segment's assets.

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

         The following tables detail the Company's operating results by reportable business segment for the three- and nine-month periods ended March 31, 2001 and 2000.

                                                          THREE-MONTH PERIOD ENDED MARCH 31,
                                                    2001                                     2000
                                                    ----                                     ----
                                   ----------------------------------------------------------------------------------
                                   GROSS                                       GROSS
                                   SEGMENT      ELIMINATIONS   CONSOLIDATED    SEGMENT     ELIMINATIONS  CONSOLIDATED
                                   ----------------------------------------------------------------------------------
REVENUES:
Technology Products and Services     $35,905       $  (532)       $35,373       $31,919        $(433)        $31,486
Marketplace and Other                 16,659             -         16,659        14,578            -          14,578
Direct to Consumer                    36,084        (3,398)        32,686        26,550       (2,680)         23,870
                                     -------       -------        -------       -------      --------        -------
  TOTAL REVENUES                      88,648        (3,930)        84,718        73,047       (3,113)         69,934
                                     -------       -------        -------       -------      --------        -------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services       7,883       $  (525)         7,358         7,723         (493)          7,230
Marketplace and Other                 12,552             -         12,552         9,222            -           9,222
Direct to Consumer                    25,612          (532)        25,080        18,891         (433)         18,458
                                     -------       -------        -------       -------      -------         -------
  Total costs of goods sold and
  services  provided                  46,047        (1,057)        44,990        35,836         (926)         34,910
                                     -------       -------        -------       -------      -------         -------

OPERATING EXPENSES:
Technology and Marketplace            27,705        (1,938)        25,767        26,242       (2,881)         23,361
Direct to Consumer                     8,497          (935)         7,562        16,627          694          17,321
                                     -------       -------        -------       -------      -------         -------
  Total operating expenses            36,202        (2,873)        33,329        42,869       (2,187)         40,682
                                     -------       -------        -------       -------      -------         -------

OPERATING INCOME (LOSS)              $ 6,399       $     -        $ 6,399       $(5,658)     $     -         $(5,658)
                                     =======       =======        =======       =======      =======         =======

GROSS MARGIN BY SEGMENT:
Technology Products and Services      28,022            (7)        28,015        24,196           60          24,256
Marketplace and Other                  4,107             -          4,107         5,356            -           5,356
Direct to Consumer                    10,472        (2,866)         7,606         7,659       (2,247)          5,412
                                     -------       -------        -------       -------      -------         -------
  Total                               42,601        (2,873)        39,728        37,211       (2,187)         35,024
                                     =======       =======        =======       =======      =======         =======


                                                           NINE-MONTH PERIOD ENDED MARCH 31,
                                                    2001                                     2000
                                                    ----                                     ----
                                   ----------------------------------------------------------------------------------
                                   GROSS                                     GROSS
                                   SEGMENT      ELIMINATIONS   CONSOLIDATED  SEGMENT       ELIMINATIONS  CONSOLIDATED
                                   ----------------------------------------------------------------------------------
REVENUES:
Technology Products and Services    $103,221       $(1,252)       101,969      $ 93,689      $ (1,084)      $ 92,605
Marketplace and Other                 45,869             -         45,869        41,042             -         41,042
Direct to Consumer                    86,778        (8,572)        78,206        62,581        (6,988)        55,593
                                    --------       -------       --------      --------      --------       --------
  TOTAL REVENUES                     235,868        (9,824)       226,044       197,312        (8,072)       189,240
                                    --------       -------       --------      --------      --------       --------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Technology Products and Services      21,273        (1,550)        19,723        22,834        (1,756)        21,078
Marketplace and Other                 34,503             -         34,503        29,174             -         29,174
Direct to Consumer                    61,249        (1,252)        59,997        44,806        (1,084)        43,722
                                    --------       -------       --------       -------      --------       --------
  Total costs of goods sold and
  services provided                  117,025        (2,802)       114,223        96,814        (2,840)        93,974
                                    --------       -------       --------       -------      --------       --------

OPERATING EXPENSES:
Technology and Marketplace            82,436        (4,438)        77,998        78,194        (7,973)        70,221
Direct to Consumer                    21,536        (2,584)        18,952        42,510         2,741         45,251
                                    --------       -------       --------      --------      --------       --------
  Total operating expenses           103,972        (7,022)        96,950       120,704        (5,232)       115,472
                                    --------       -------       --------      --------      --------       --------

OPERATING INCOME (LOSS)             $ 14,871       $     -       $ 14,871      $(20,206)     $      -       $(20,206)
                                    ========       =======       ========      ========      ========       ========

GROSS MARGIN BY SEGMENT:
Technology Products and Services      81,948           298         82,246        70,855           672         71,527
Marketplace and Other                 11,366             -         11,366        11,868             -         11,868
Direct to Consumer                    25,529        (7,320)        18,209        17,775        (5,904)        11,871
                                    --------       -------       --------      --------      --------       --------
  Total                              118,843        (7,022)       111,821       100,498        (5,232)        95,266
                                    ========       =======       ========      ========      ========       ========

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

         - Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. The joint venture gives FTD members access to a floral service organization with non-FTD member florists, enabling FTD florists to transmit and receive orders outside North America.

         The Marketplace and Other business segment consists primarily of FTD's wholesale distribution of floral-related products to florists. This segment includes the wholesale distribution of both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. It also includes greeting cards, specialty gifts and the FSG in addition to other miscellaneous income items.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2000.

         Total revenues increased by $14.8 million, or 21.1%, to $84.7 million for the three-month period ended March 31, 2001, compared to $69.9 million for the three-month period ended March 31, 2000, for the reasons discussed below.

         Technology Products and Services segment revenue increased by $3.9 million, or 12.3%, to $35.4 million for the three-month period ended March 31, 2001, compared to $31.5 million for the three-month period ended March 31, 2000. This increase was primarily due to increased Clearinghouse revenues resulting from an increase in the monthly access fees charged to florists and increased Mercury Wings system sales.

         Marketplace and Other segment revenue increased by $2.1 million, or 14.3%, to $16.7 million for the three-month period ended March 31, 2001, compared to $14.6 million for the three-month period ended March 31, 2000. This increase was primarily the result of higher sales of branded holiday and everyday products to FTD florists.

         Direct to Consumer segment revenue increased by $8.8 million, or 36.9%, to $32.7 million for the three-month period ended March 31, 2001, compared to $23.9 million for the three-month period ended March 31, 2000. This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total cost of goods sold and services provided increased by $10.1 million, or 28.9%, to $45.0 million for the three-month period ended March 31, 2001, compared to $34.9 million for the three-month period ended March 31, 2000. This increase was primarily attributable to increases in sales volume in the Direct to Consumer segment of the business. As a percent of revenue, total costs of goods sold and services provided increased to 53.1% for the three-month period ended March 31, 2001 from 49.9% for the three-month period ended March 31, 2000. This increase was primarily attributable to sales mix related to revenue increases for the Direct to Consumer and Marketplace and Other segments, which have higher cost ratios.

         Costs of goods sold and services provided associated with the Technology Products and Services segment remained relatively constant at $7.3 million for the three-month period ended March 31, 2001, compared to $7.2 million for the three-month period ended March 31, 2000. As a percent of revenue, costs of goods sold and services provided decreased to 20.8% for the three-month period ended March 31, 2001 from 23.0% for the three-month period ended March 31, 2000, primarily as a result of higher revenues from an increase in the monthly access fees charged to florists.

         Costs of goods sold and services provided associated with the Marketplace and Other segment increased by $3.4 million, or 36.1%, to $12.6 million for the three-month period ended March 31, 2001, compared to $9.2 million for the three-month period ended March 31, 2000. This increase was primarily due to an increase in sales. As a percent of revenue, costs of goods sold and services provided increased to 75.3% for the three-month period ended March 31, 2001 from 63.3% for the three-month period ended March 31, 2000, primarily as a result of lower margins on Marketplace products resulting from discounting related to inventory reduction efforts.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $6.6 million, or 35.9%, to $25.1 million for the three-month period ended March 31, 2001 compared, to $18.5 million for the three-month period ended March 31, 2000. This increase was primarily attributable to costs associated with processing and fulfilling more consumer orders. As a percent of revenue, costs of goods sold and services provided decreased to 76.7% for the three-month period ended March 31, 2001 from 77.3% for the three-month period ended March 31, 2000, primarily as a result of an increase in higher margin specialty gift orders and improvements in order processing.

         Advertising and selling costs decreased by $8.3 million, or 29.0%, to $20.2 million for the three-month period ended March 31, 2001, compared to $28.5 million for the three-month period ended March 31, 2000. This decrease was primarily due to a reduction of marketing and promotions expenditures related to the Direct to Consumer business segment, with a shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention.

         General and administrative costs increased by $0.9 million, or 7.4%, to $13.1 million for the three-month period ended March 31, 2001, compared to $12.2 million for the three-month period ended March 31, 2000. This increase was primarily due to increased stock-based compensation expense related to restricted stock granted in prior periods.

         The provision for income taxes and the effective tax rates for the three-month periods ended March 31, 2001 and 2000 were an expense of $2.1 million and rate of 37.4% and a benefit of $2.0 million and rate of 30.1%, respectively. This change in effective tax rates was primarily due to increased earnings.

         Net income increased by $6.9 million to $3.2 million for the three-month period ended March 31, 2001, compared to a net loss of $3.7 million for the three-month period ended March 31, 2000. This increase was primarily the result of increased revenues coupled with decreased advertising and selling costs associated with the advertising campaign for the Company's majority owned subsidiary, FTD.COM.

NINE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2000.

         Total revenues increased by $36.8 million, or 19.4%, to $226.0 million for the nine-month period ended March 31, 2001, compared to $189.2 million for the nine-month period ended March 31, 2000, for the reasons discussed below.

         Technology Products and Services segment revenue increased by $9.4 million, or 10.1%, to $102.0 million for the nine-month period ended March 31, 2001, compared to $92.6 million for the nine-month period ended March 31, 2000. This increase was primarily due to increased Clearinghouse revenues resulting from an increase in the monthly access fees charged to florists and an increase in Wings System sales, partially offset by a decrease in Advantage System sales.

         Marketplace and Other segment revenue increased by $4.9 million, or 11.8%, to $45.9 million for the nine-month period ended March 31, 2001, compared to $41.0 million for the nine-month period ended March 31, 2000. This increase was primarily the result of the increase in the revenue attributable to the FSG, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

         Direct to Consumer segment revenue increased by $22.6 million, or 40.7%, to $78.2 million for the nine-month period ended March 31, 2001, compared to $55.6 million for the nine-month period ended March 31, 2000. This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total cost of goods sold and services provided increased by $20.2 million, or 21.5%, to $114.2 million for the nine-month period ended March 31, 2001, compared to $94.0 million for the nine-month period ended March 31, 2000. This increase was primarily attributable to increases in sales volume in the Direct to Consumer and Marketplace and Other segments. As a percent of revenue, total costs of goods sold and services provided increased to 50.5% for the nine-month period ended March 31, 2001, from 49.7% for the nine-month period ended March 31, 2000. This increase was primarily attributable to sales mix related to revenue increases for the Direct to Consumer and Marketplace and Other segments, which have higher cost ratios.

         Costs of goods sold and services provided associated with the Technology Products and Services segment decreased by $1.4 million, or 6.4%, to $19.7 million for the nine-month period ended March 31, 2001, compared to $21.1 million for the nine-month period March 31, 2000. This decrease was primarily the result of fewer unit sales of Advantage systems and lower system support costs. As a percent of revenue, costs of goods sold and services provided decreased to 19.3% for the nine-month period ended March 31, 2001, from 22.8% for the nine-month period ended March 31, 2000, primarily as a result of higher revenues from an increase in the monthly access fees charged to florists.

         Costs of goods sold and services provided associated with the Marketplace and Other segment increased by $5.3 million, or 18.3%, to $34.5 million for the nine-month period ended March 31, 2001, compared to $29.2 million for the nine-month period ended March 31, 2000. This increase was primarily due to the costs of producing the FSG. As a percent of revenue, costs of goods sold and services provided increased to 75.2% for the nine-month period ended March 31, 2001 from 71.1% for the nine-month period ended March 31, 2000, primarily as a result of sales of the FSG to affiliated florists and sales mix.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $16.3 million, or 37.2%, to $60.0 million for the nine-month period ended March 31, 2001, compared to $43.7 million for the nine-month period ended March 31, 2000. This increase was primarily attributable to costs associated with processing and fulfilling more consumer orders. As a percent of revenue, costs of goods sold and services provided decreased to 76.7% for the nine-month period ended March 31, 2001, from 78.6% for the nine-month period ended March 31, 2000, primarily as a result of an increase in higher margin specialty gift orders and improvements in order processing.

         Advertising and selling costs decreased by $20.9 million, or 26.3%, to $58.7 million for the nine-month period ended March 31, 2001, compared to $79.6 million for the nine-month period ended March 31, 2000. This decrease was primarily due to a reduction of marketing and promotions expenditures related to the Direct to Consumer business segment, with a shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention.

         General and administrative costs increased by $2.5 million, or 6.8%, to $38.3 million for the nine-month period ended March 31, 2001, compared to $35.8 million for the nine-month period ended March 31, 2000. This was primarily due to an increase in depreciation and amortization costs from increased fixed assets and capitalized software as well as increased stock-based compensation expense.

         The provision for income taxes and the effective tax rates for the nine-month periods ended March 31, 2001 and 2000, were an expense of $6.2 million and a rate of 26.5% and a benefit of $6.9 million and a rate of 30.0%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the settlement gain recorded in the nine-month period ended March 31,2001.

         Net income increased by $30.7 million to $16.4 million for the nine-month period ended March 31, 2001, compared to a net loss of $14.3 million for the nine-month period ended March 31, 2000. This increase was primarily the result of a settlement that resulted in a $12.0 million pre-tax gain as well increased revenues coupled with decreased advertising and selling expenses associated with the advertising campaign for the Company's majority owned subsidiary, FTD.COM.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $3.7 million to $24.5 million as of March 31, 2001 from $20.8 million as of June 30, 2000. Cash and cash equivalents increased by $25.4 million to $27.9 million as March 31, 2000 from $2.5 million as of June 30, 1999.

         Cash provided by operating activities was $8.2 million for the nine-month period ended March 31, 2001 compared to cash used by operating activities of $5.2 million for the nine-month period ended March 31, 2000. This increase in cash provided by operating activities was primarily attributable to an increase in net income offset by a decrease in accounts payable and an increase in deferred taxes in comparison to the nine-month period ended March 31, 2000.

         Cash used in investing activities was $2.8 million for the nine-month period ended March 31, 2001 compared to cash used in investing activities of $13.4 million for the nine-month period ended March 31, 2000. Expenditures for depreciable fixed assets, such as furniture and equipment, were $0.8 million for the nine-month period ended March 31, 2001, compared to $4.7 million for the nine-month period ended March 31, 2000. Expenditures for amortizable intangibles, such as costs relating to the development and implementation of internal use software and other information technology costs, were $2.0 million and $8.7 million, respectively, for the nine-month periods ended March 31, 2001 and March 31, 2000. The Company's anticipated capital expenditures for fiscal year 2001 are estimated to be $4.0 to $5.0 million and will primarily be used for developing new software and information technology purchases.

         Cash used in financing activities was $1.7 million for the nine-month period ended March 31, 2001, compared to cash provided by financing activities of $44.1 million for the nine-month period ended March 31, 2000, which included the net proceeds from FTD.COM's initial public offering of $36.0 million.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement, dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consist of a $32.5 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. As of March 31, 2001, the Company had $32.5 million outstanding under the Multiple Draw Term Loan Facility, $20.8 million outstanding under the Revolving Credit Facility and $0.1 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced over a period of 11 consecutive quarterly installments continuing until the Bank Credit Facilities' termination date of December 31, 2003, through the use of cash flow from operations and the use of the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of March 31, 2001, the Company was in compliance with the covenants contained in the Bank Credit Facilities, as amended.

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

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the nine-month period ended March 31, 2001.

         On April 30, 2001, FTD entered into a Termination Agreement with the FTD Association (the "Association"). The Termination Agreement, which contains limited two-year non-compete provisions, terminates both the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement") and the Trademark License Agreement, dated December 18, 1994 (the "Trademark Agreement"; both the Mutual Support Agreement and the Trademark Agreement are herein after referred to as the "Association Agreements"), between the Association and FTD. Pursuant to the Association Agreements, among other things: (i) existing and future members had the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing were provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company paid the Association an amount equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse; and (iv) the Operating Company and the Association were able to designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to the members of the Association.

         Pursuant to the Termination Agreement FTD has agreed to pay the Association $14.0 million, $12.6 payable upon termination and $1.4 million due one year later, held in escrow. The consummation of the Termination Agreement is subject to approval of a majority of members of the Association that attend the meeting called for the purpose of approving the Termination Agreement. If approved by the members of the Association, the Termination Agreement will be effective on the earlier to occur of 30 days following the Association's receipt of the Association member approval or June 29, 2001. If the transaction is consummated, the Company expects to record the related expenses as an expense in the quarter ended June 30, 2001.

DEFERRED TAX ASSET

         As of March 31, 2001, the current and long-term deferred tax assets were $3.8 million and $2.6 million, respectively. The long-term deferred tax asset includes a $2.5 million valuation allowance. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, the valuation allowance is appropriate as of March 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to various market risks, which primarily consist of interest rate risk. The Company currently does not use derivative instruments for trading purposes or to reduce its exposure to changes in interest rates. The Company's exposure to interest rate risk is primarily the result of borrowings under the Bank Credit Facilities, which were subject to interest rates ranging from 6.06% to 8.50% at March 31, 2001. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's philosophy of maintaining minimal cash balances, excluding the cash of FTD.COM, in an effort to effectively use any excess cash flows to reduce outstanding debt. The Company believes that the continued decrease in the balance of outstanding debt is a sufficient precaution to limit the Company's exposure to changing interest rates.

         All of the Company's outstanding debt, which totaled $53.3 million as of March 31, 2001, is subject to variable rates. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR during the three-month period ended March 31, 2001 would result in an increase of $533,000 in the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

         The Company will continue to monitor changing economic conditions, and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the Condensed Consolidated Statements of Operations and Comprehensive Income and did not have a material effect on other comprehensive income for the nine-month periods ended March 31, 2001 and 2000. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                   Description
-----------                   -----------

10.25 Termination Agreement, dated as of April 30, 2001, among Florists' Transworld Delivery, Inc., a Michigan corporation ("FTDI"), and FTD Association, an Ohio nonprofit corporation ("Association").


(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2001.

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2001.

                               IOS BRANDS CORPORATION

                      By:      /s/ Randall L. Twyman
                               ---------------------
                               Randall L. Twyman
                               Vice President of Finance
                               (Principal financial officer and officer duly authorized to sign on behalf of registrant)

EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

10.25 Termination Agreement, dated as of April 30, 2001, among Florists' Transworld Delivery, Inc., a Michigan corporation ("FTDI"), and FTD Association, an Ohio nonprofit corporation ("Association").