Form 10-K
period 2001-06-30
IOS BRANDS CORP
filed 2001-08-06
CIK 944537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001
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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

     As of June 30, 2001, there were 12,377,388 outstanding shares of the Registrant's Class A common stock, par value $0.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B convertible common stock, par value $0.0005 per share ("Class B Convertible Common Stock" and, together with Class A Common Stock, "Common Stock").

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive information statement (to be filed pursuant to Regulation 14C) for the 2001 Annual Meeting of Stockholders (the "Information Statement") are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     IOS BRANDS Corporation (the "Registrant" or the "Company") is a Delaware corporation that was formed in 1994. As used in this Form 10-K, the terms the "Company" or "IOS" refer to IOS BRANDS Corporation and its wholly owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"). The operations of FTD, the Company's principal operating subsidiary, include those of its indirect wholly owned subsidiaries Renaissance Greeting Cards, Inc. ("Renaissance") and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share, is quoted on the NASDAQ National Market under the symbol "EFTD." As of June 30, 2001, FTD owned approximately 83% of FTD.COM's Class B outstanding shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.

     The Company is a direct marketer of flowers and specialty gifts to consumers and a floral services provider through approximately 14,000 FTD- and 10,000 VNS-member retail florist shops located primarily in North America and through affiliated or related organizations, approximately 28,000 non-member retail florist shops located in over 150 countries outside of North America. Through FTD, consumers are able to purchase high quality FTD-branded products, FTD-licensed products, traditional non-branded floral arrangements and specialty gifts. Membership in FTD, the Company's premium floral service provider, declined from approximately 17,000 to 14,000 members, as of June 30 2000 and 2001, respectively. The Company believes that this decline in membership is primarily attributable to the increase in monthly access fees charged to FTD florists. However, since its launch in January 2000, membership in VNS, the Company's economy floral service provider, numbered over 10,000 members as of June 30, 2001. By the end of fiscal 2002, the Company expects to increase membership in both VNS and FTD, offering services to meet the needs of florists at each end of the pricing spectrum.

     FTD promotes a worldwide brand utilizing the FTD Mercury Man logo. See "Marketing and Advertising." A significant portion of the Company's revenues and operating income are derived from the Company's Member Services and Technology Products business segments. The Member Services segment includes Clearinghouse, Flowers After Hours, Publications, Credit Card processing and its investment in Interflora, Inc. The Technology Products segment includes Mercury equipment, Mercury Advantage, Mercury Direct, and Mercury Wings systems, and the Mercury Network. In addition to the aforementioned, the Company's operations include Specialty Wholesaling (products supporting the retail floral and specialty gift industries) and the Direct to Consumer (Internet and telephone marketing of flowers and specialty gifts through FTD.COM) business segments.

THE FORMATION AND TERMINATION OF RELATIONSHIP WITH FTD ASSOCIATION

     The Operating Company is the successor to a non-profit cooperative association founded by a group of retail florists in the United States in 1910. The Operating Company was the surviving corporation following the acquisition (the "Acquisition") on December 19, 1994 by IOS of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association"), pursuant to an Agreement and Plan of Merger dated August 2, 1994 (the "Merger Agreement"), among IOS, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Operating Company became a wholly owned subsidiary of IOS. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc." IOS, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association (the "Association"). Neither IOS nor the Operating Company has any ownership interest in the Association.

     On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001. The Termination Agreement, which contains limited two-year non-compete provisions, terminates both the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), and the Trademark License Agreement, dated December 18, 1994 (the "Trademark Agreement" and together with the Mutual Support Agreement, the "Association Agreements"), which were entered into in connection with the Acquisition between the Association and FTD. Pursuant to the Association Agreements, among other things: (i) existing and future members of the Association had the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members of the Association in good standing were provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products;
(iii) the Operating Company paid the Association an amount equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse; and (iv) the Operating Company and the Association were able to designate up to 20% but not fewer than two individuals to be elected to the other's board of directors.

     As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million of which is subject to a one-year escrow holdback. In fiscal 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees. The $1.4 million escrow holdback is reflected on the Company's balance sheet as restricted cash.

OPERATIONS

     For each transaction cleared by its flowers-by-wire services, the Company's Clearinghouse operations collects the billing information from either the Mercury Network or the florist that fills the order locally (the "Receiving Florist") if the Company's Mercury Network has not been used, and allocates funds among the Company, the florist with whom a customer places the delivery order (the "Sending Florist") and the Receiving Florist. Generally, the Company provides same-day delivery of flowers to customers in the United States if the order is received by 1:00 p.m. in the recipients' time zone. Floral orders between florists are transmitted primarily by FTD's Mercury Network. For non-floral orders received by FTD.COM through 1-800-SEND-FTD and FTD.COM'S Web site, www.ftd.com, that are not filled by a florist, such as holiday gift baskets, the manufacturer or third party distributor of the specialty gift order sends the specialty gift order to the recipient through an express delivery service. These items typically arrive in one to five days depending on the delivery method chosen.

     FTD was initially formed to encourage flowers-by-wire transactions between member florists. Over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of professional florists and FTD's direct marketing business. In January 2000, the Company launched VNS, a low cost, alternative wire service, which offers separate clearinghouse, credit cards and publications services.

     Currently, the Company's primary operations include its Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer business segments.

     The following table illustrates the percentage of the Company's total revenue generated by the Company's segments as a percentage of total revenue for the three fiscal years ended June 30, 2001, 2000 and 1999:

                                                      2001     2000     1999
                                                      -----    -----    -----
REVENUE:
Member Services.....................................   32.9%    35.3%    38.0%
Technology Products.................................   12.0     13.5     16.4
Specialty Wholesaling...............................   17.0     18.5     24.3
Direct to Consumer..................................   38.1     32.7     21.3
                                                      -----    -----    -----
     Total Revenue..................................  100.0%   100.0%   100.0%

     MEMBER SERVICES. The Member Services segment includes revenue associated with the Company's Clearinghouse, Flowers After Hours, Publications and Credit Card processing operations and those attributable to its interest in Interflora, Inc.

     The Clearinghouse provides billing and collection services to both the sending and receiving florists in flowers-by-wire transactions. In fiscal 2001, the Company cleared floral orders aggregating approximately $445 million in retail sales. Revenue from the Clearinghouse is generated by retaining a percentage of the sales price of orders sent through the Clearinghouse (7% for FTD orders or 9% for VNS orders). The remainder is allocated as follows: 20% to the Sending Florist and 73% for FTD orders or 71% for VNS orders to the Receiving Florist. Revenue is also generated from the monthly access fee charged to member florists. In addition, through June 30, 2001, FTD paid the Association an amount equal to one-eighth of one percent (.125%) of the value of every floral order that was cleared or otherwise processed through FTD's Clearinghouse. Pursuant to the Termination Agreement, the Company will no longer pay the Association any fees for such orders.

     Flowers After Hours is a call forwarding service whereby the Company receives orders for participating florists when that florists' shop is closed or otherwise unavailable. The Company receives a fee for each transaction processed.

     The Publications business consists of Directory & Toll Free Listings (the "Directory"), which is a directory of all current florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults the Directory to identify a Receiving Florist. The Directory is published quarterly on CD-ROM as well as in a paper book format. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online through FTD.COM's Web site www.ftd.com.

     Credit card processing is a service offered to participating florists whereby the Company pools the credit card transactions of such florists to secure more favorable terms on credit card transactions than each florist could secure on its own.

     Interflora, Inc. is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists that enables florists to transmit and receive orders outside North America.

     TECHNOLOGY PRODUCTS. The Technology Products segment includes revenue associated with the Company's Mercury equipment, Mercury Advantage systems, Mercury Direct systems, Mercury Wings systems and Mercury Network.

     Mercury equipment, Mercury Advantage systems and Mercury Wings systems sales include both the sales and leasing of hardware and software designed for the floral industry. Mercury equipment includes Mercury 2000 and Mercury 3000 terminals as well as the Mercury Interface Box. Mercury Advantage systems include the Advantage computer software, which operates on the Mercury Network, and is designed to fit virtually every aspect of successful floral shop management. The Advantage software package provides florists with a comprehensive range of payroll and accounting functions for the retail florist. Mercury Wings is a Windows-based system developed for florists to access the Mercury Network and has automated features for easy order processing, greater productivity and quick access to important business information. Mercury Wings also provides optional software for billing, order-entry, and an interface to various accounting software packages. The Mercury Network can also be accessed by Mercury Direct, a new Internet-based system of sending and receiving orders over the Mercury Network.

     The Mercury Network is a proprietary telecommunications network linking together the Company and approximately 55% of the Company's member florists. Florists who are linked by the Mercury Network are able to transmit orders cleared through the Company or through competing clearinghouses and to send each other messages.

     SPECIALTY WHOLESALING. Specialty Wholesaling products include both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the FSG as well as other miscellaneous items. By capitalizing on the Company's sourcing expertise and volume purchases, Specialty Wholesaling is able to provide florists with a broad selection of products at attractive prices.

     Specialty Wholesaling also enters into promotional arrangements to design, promote and sell FTD-branded products. Some of the everyday-branded products include the FTD Big Hug Bouquet, Anniversary Bouquet, Sweet Dreams Bouquet, and Birthday Party Bouquet. In addition, FTD has participated in relationships with companies such as The Walt Disney Company, M&M/Mars, Inc. and Mattel, Inc. FTD has also entered into an arrangement with the Diana, Princess of Wales Memorial Fund.

     Revenue derived from Renaissance is included as part of Specialty Wholesaling. Renaissance produces greeting cards for special occasions and holidays for sale to florists and general merchants.

     DIRECT TO CONSUMER. Direct to Consumer represents revenue derived from FTD's direct marketing business conducted through FTD.COM. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the 1-800-SEND-FTD toll-free telephone number and the www.ftd.com Web site. FTD.COM's revenue includes the sales price of flowers and specialty gifts as well as a service fee charged to the consumer.

MARKETING AND ADVERTISING

     The Company provides extensive marketing and advertising programs on both national and local levels. FTD's national advertising (through television, radio, magazines, newspaper supplements and Web sites) promotes FTD florists, FTD-Branded products and FTD.COM's Web site, www.ftd.com and toll-free telephone number, 1-800-SEND-FTD. FTD.COM's direct marketing campaign includes relationships with many companies such as United Airlines, American Airlines, and American Express, which have large consumer databases. Through these relationships, FTD.COM is able to market to the consumers in their databases using statement inserts that often offer discounts or frequent flyer mileage awards for purchases made through FTD.COM. In fiscal year 2000, FTD.COM had deployed an integrated marketing campaign focused on customer acquisition, utilizing a mix of offline, online, and direct marketing strategies. In fiscal year 2001, FTD.COM shifted to a more balanced program focused on both customer acquisition and retention, resulting in a reduction of its marketing and promotions expenditures due to a decrease in offline advertising.

     Sponsorships are also a major part of the Company's marketing efforts. This includes a major sponsorship relationship with the Tournament of Roses(R) Association, which generates significant exposure for FTD during the annual Rose Parade. In fiscal 2001, the Company partnered with the Academy of Television Arts and Sciences as the Official Floral Partner of the 52nd Annual Primetime Emmy Awards. The Company provided all of the flowers for the event and ran the popular "Be A Hero" ads during the telecast that reached 21.6 million viewers around the country.

     The Company also supplies advertising and marketing tools on a local basis for FTD florists. FTD florists are provided with advertising tools such as ad slicks for newspaper print advertising; point-of-sale items, such as window posters; radio scripts; and television tapes to be tagged with individual shop information. In addition, FTD florists can purchase customizable direct mail pieces through FTD, as well as the FTD Floral Selections Guide (the "FSG"), a counter display catalog published by FTD featuring FTD products for all occasions.

     The Company also offers Internet-related programs to its member florists. FTD(R) Florists' Online ("FOL") provides FTD florists with the opportunity to have their own Internet home page located within FTD's Web site. Florist Internet Sites are introductory Web sites that allow florists to compete in today's growing e-commerce marketplace. These sites are fully functional (secure ordering, e-mail, etc.) and can be modified to suit an individual florist's needs.

     FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-Branded floral arrangements and specialty gifts that FTD florists or FTD's direct marketing business clear through FTD's Clearinghouse, including Specialty Wholesaling's FTD Branded hard goods; (ii) feature the FTD Mercury Man logo; and (iii) support FTD florists by encouraging consumers to associate professional FTD florists with high-quality floral goods and outstanding customer service.

SEASONALITY

     The Company generated 20.9%, 25.0%, 27.5% and 26.6% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 2001, respectively. The Company's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 2001. In addition, the Company's operating income also fluctuates over the course of the fiscal year. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. Also, this seasonality is attributable to increased revenues in the quarter ended March 31 relating to the increased floral orders and shipments of Mother's Day holiday products. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the proceeding year may not be relevant when evaluating the Company's historical financial performance and predicting the Company's future performance. The Company's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo, which appears on the shop window or door of each FTD florist, is a registered U.S. trademark, which distinguishes FTD's services and products from those offered by others. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA," "Florists' Transworld Delivery," "Mercury," "Mercury Wings," "Mercury Advantage" (pending), "Mercury Network," "VNS," "Value Network Services," "Renaissance," "Renaissance Greeting Cards," and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet", "Sweet Dreams Bouquet" and "Sweet Expressions Bouquet". FTD has exclusive license of "INTERFLORA" in North America and South America. FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to the FTD florists and FTD.COM.

COMPETITION

     The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and gifts. Teleflora LLC ("Teleflora"), FTD and VNS are the largest floral service providers in the nation based on membership, after giving effect to Teleflora's November 2000 acquisition of American Floral Services, Inc. Teleflora offers some products and services that are comparable to those offered by the Company, and most florists subscribe to one or more of these competing services. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing as a result of substantial volume purchases. The principal competitor of FTD's direct marketing business, FTD.COM, is 1-800-FLOWERS.COM, Inc.

     The Operating Company is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America
v. Florists' Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits FTD from restricting membership to florists who are not subscribers of a competing clearinghouse. The Consent Order expires on August 1, 2005.

EMPLOYEES

     As of June 30, 2001, the Company employed approximately 638 full-time employees. The Company considers its relations with its employees to be good. None of the Company's employees is currently covered by any collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. Renaissance leases office space in Sanford, Maine. In addition, the Company uses an independent warehouse and distribution facility in Cincinnati, Ohio for product distribution.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this Form 10-K pursuant to instruction 3 to Item 401(b) of Regulation S-K:

NAME                                    AGE              EXECUTIVE OFFICERS
----                                    ---              ------------------
Robert L. Norton                        54     Chairman of the Board and President
Francis C. Piccirillo                   51     Chief Administrative Officer
Timothy M. Rasmussen                    41     Executive Vice President of Specialty
                                                 Wholesaling
Michael J. Soenen                       31     President and Chief Executive Officer
                                                 of FTD.COM INC
Randall L. Twyman                       37     Vice President of Finance and
                                                 Treasurer
Jon R. Burney                           59     Vice President, General Counsel and
                                                 Secretary

     Mr. Norton is the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Norton has served as Chairman of the Board of the Company since June 2000, as Chief Executive Officer since October 2000 and as President and a director of the Company since January 1997. Mr. Norton also serves as the Chairman of the Board, Chief Executive Officer and President of the Operating

Company. Mr. Norton joined the Operating Company in October 1996 as General Manager. From March 1993 until May 1996, Mr. Norton was Vice Chairman and Chief Financial Officer of JoAnn Stores, Inc., a retail chain of fabric and craft stores. Mr. Norton received a B.S. from Cleveland State University in 1973.

     Mr. Piccirillo has served as Chief Administrative Officer since March 2001. He previously served as Division President and General Manager since July 2000. Mr. Piccirillo joined the Company as Treasurer in August 1997. From August 1997 to June 2000, Mr. Piccirillo served as Vice President and Chief Financial Officer for the Operating Company. Prior to joining FTD in August 1997, Mr. Piccirillo was Vice President/ Treasurer of JoAnn Stores, Inc. for more than five years. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and a M.B.A. in 1973 from Gannon University.

     Mr. Rasmussen has served as Executive Vice President of Specialty Wholesaling since June 2001. He previously served as Division President and General Manager since July 2000. Mr. Rasmussen joined the Operating Company in October 1998 as Vice President of Sales. Prior to joining the Operating Company in October 1998, Mr. Rasmussen was Vice President Sales for American Floral Services, Inc., a floral services provider, from October 1995 until October 1998. Prior to that time, Mr. Rasmussen was a regional sales manager for Scott Paper Company for more than five years. Mr. Rasmussen received a B.S. from Northeastern University in 1983.

     Michael J. Soenen is the President and Chief Executive Officer and a director of FTD.COM. He was Vice President-Marketing of the Operating Company prior to joining FTD.COM in May 1999. From January 1997 until August 1998, he was Director of Sales Promotion for the Operating Company. Mr. Soenen was an associate at Perry Corp. from August 1996 to December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers Inc., an investment banking firm. Mr. Soenen received a B.A. from Kalamazoo College in 1992.

     Mr. Twyman has served as the Vice President of Finance and Treasurer since October 2000. From July 2000 to October 2000 he was the Vice President of Finance of the Company. From November 1999 to July 2000 he served as the Controller of the Company. Prior to joining the Company in November 1999, he was the Assistant Controller, and served in various other capacities, at JoAnn Stores, Inc. for more than five years. Prior to that time, Mr. Twyman worked in the corporate audit group at Arthur Andersen LLP for four years. Mr. Twyman received his B.S. in Accounting in 1987 from Kent State University and is a Certified Public Accountant.

     Mr. Burney has served as Vice President, General Counsel and Secretary for the Company and Assistant Secretary of FTD.COM since October 2000. From April 2000 to October 2000 he was the Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Burney was a member of the Ohio State Bar since 1968, and practiced law with the firm of Burney and Herthneck in Cleveland, Ohio for 18 years. Prior to that he was Vice President and General Counsel for Apcoa Inc. and counsel for Apcoa division of ITT. Mr. Burney received a B.A. from Denison University in 1964 and a J.D. from Ohio State University College of Law in 1967.

     Executive officers are selected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for the Company's Common Stock. As of June 30, 2001 there were approximately 2,000 holders of record of IOS Class A Common Stock, par value $0.01 per share, and three holders of record of IOS Class B Common Stock, par value $0.0005 per share.

     IOS has not paid any cash dividends on its Common Stock since its inception. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of IOS, and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions and such other factors as the Board of Directors deems relevant.

     In addition, under the terms of its credit facility, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its Common Stock to holders of such Common Stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Operating Company to IOS to pay management fees in an amount not to exceed $2.0 million in any one fiscal year pursuant to the Management Consulting Services Agreement (as hereinafter defined); (2) payments by the Operating Company to IOS for the reimbursement of reasonable out-of-pocket expenses permitted pursuant to the Management Consulting Services Agreement; and (3) payments by the Operating Company to IOS to repurchase shares of IOS Common Stock (subject to restrictions).

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical data for the 1997 through 2001 fiscal years for the Company. The selected historical statement of operating data for the 1997 through 2001 fiscal years was derived from the audited consolidated financial statements of IOS. The financial data is qualified by reference to, and should be read in conjunction with the Company's consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                      CONSOLIDATED IOS BRANDS CORPORATION

                                                               YEAR ENDED JUNE 30,
                                          --------------------------------------------------------------
                                             2001         2000         1999         1998         1997
                                          ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:
  Total revenue.........................   $308,250     $267,727     $213,433     $183,578     $181,120
  Cost of goods sold and services
     provided...........................    158,159      134,089       95,399       86,649       87,133
  Selling, general and administrative
     expenses...........................    124,801      156,744      107,290       84,615       82,566
                                           --------     --------     --------     --------     --------
  Income (loss) from operations.........     25,290      (23,106)      10,744       12,314       11,421
  Other expense, net....................      6,660        4,006        6,699        9,115       12,752
  Income tax expense (benefit)..........      3,771       (7,586)       3,192        2,102          416
  Minority interest(1)..................      1,908       (4,389)          --           (1)         (14)
                                           --------     --------     --------     --------     --------
Net income (loss) before extraordinary
  item..................................     12,951     $(15,137)    $    853     $  1,098     $ (1,733)
                                           ========     ========     ========     ========     ========
Extraordinary item(2):
  Loss on extinguishment of debt (net of
     income tax benefit)................         --           --       (3,714)        (835)          --
                                           --------     --------     --------     --------     --------
Net income (loss).......................   $ 12,951     $(15,137)    $ (2,861)    $    263     $ (1,733)
                                           ========     ========     ========     ========     ========
Income (loss) per share:
  Basic before extraordinary item.......   $   0.88     $  (0.99)    $   0.05     $   0.07     $  (0.11)
  Diluted before extraordinary item.....   $   0.87     $  (0.99)    $   0.05     $   0.07     $  (0.11)
  Extraordinary item....................   $     --     $     --     $  (0.24)    $  (0.05)    $     --
  Basic earnings (loss) per share.......   $   0.88     $  (0.99)    $  (0.19)    $   0.02     $  (0.11)
  Diluted earnings (loss) per share.....   $   0.87     $  (0.99)    $  (0.19)    $   0.02     $  (0.11)
OTHER DATA:
  Depreciation and amortization.........   $  9,487     $  8,628     $  7,307     $  9,570     $ 15,606
  Capital expenditures..................   $  3,952       15,655        8,970        1,942        2,614
BALANCE SHEET DATA:
  (at end of period)
  Working capital (deficit).............   $ 13,736     $    778     $ (8,285)    $ (4,148)    $  5,339
  Total assets..........................    175,351      171,466      144,697      154,486      181,724
  Long-term debt, including current
     portion............................     54,875       54,750       51,750       58,130       82,400
  Total equity..........................   $  6,921     $  3,631     $ 23,778     $ 27,924     $ 27,172

---------------
(1) In fiscal years 2001 and 2000, represents the minority's interest in FTD.COM. In fiscal years 1998 and 1997 represents the minority's interest in Renaissance, which was purchased for cash by FTD in fiscal year 1998.

(2) In November 1997, FTD entered into a new credit agreement with a group of banks led by Bank One Capital Markets, Inc. As a result of entering into the new credit agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.8 million after the related income tax benefit of $0.5 million. In December 1998, the Company repurchased the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"). The aggregate repurchase price totaled $64.2 million and consisted of the $60.0 million principal on the Notes and a $4.2 million pre-payment penalty. As a result of the repurchase of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December 1998. Accordingly, the loss on the repurchase of the Notes totaled $7.1 million. The related income tax benefit attributable to the loss on the repurchase of the Notes was $3.4 million, for a tax-effected loss on reacquisition of the Notes of $3.7 million. See Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations, assumptions, estimates and projections regarding its results of operations, cash flow, performance, revenue and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's results of operations and performance to differ from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and new products, the Company's ability to maintain its advertising presence, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company makes no commitment to disclose any revisions to any forward looking statements to reflect new events or circumstances after the date of this document that may bear upon any forward looking statements made herein.

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by IOS's operations and summarizes IOS's historical results of operations for the fiscal years ended June 30, 2001, 2000 and 1999:

                                                           YEAR ENDED JUNE 30,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
REVENUE:
  Member Services..................................  $101,254    $ 94,581    $ 81,170
  Technology Products..............................    36,929      36,141      34,963
  Specialty Wholesaling............................    52,550      49,419      51,830
  Direct to Consumer...............................   117,517      87,586      45,470
                                                     --------    --------    --------
          Total revenue............................   308,250     267,727     213,433
COST OF GOODS SOLD AND SERVICES PROVIDED:
  Member Services..................................    13,103      14,725      11,331
  Technology Products..............................    12,960      14,724      11,707
  Specialty Wholesaling............................    42,127      36,268      36,949
  Direct to Consumer...............................    89,969      68,372      35,412
                                                     --------    --------    --------
          Total cost of goods sold and services
            provided...............................   158,159     134,089      95,399
OPERATING EXPENSES:
  Advertising and selling..........................    74,165     102,870      64,992
  General and administrative.......................    50,636      53,874      42,298
                                                     --------    --------    --------
          Total operating expenses.................   124,801     156,744     107,290
                                                     --------    --------    --------
Income (loss) from operations......................  $ 25,290    $(23,106)   $ 10,744
                                                     ========    ========    ========

     The Company generates its revenue from four principal segments. These segments have been classified as Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer.

     Member Services consists of floral services provided by both FTD and VNS consisting primarily of:

     - Clearinghouse, which provides order billing and collection services to both the sending and receiving florists. The Company receives a percentage of the order value for these services.

     - Flowers After Hours, which is the Company's call-forwarding service whereby the Company takes orders for participating florists when that florist's shop is closed or otherwise unavailable. The Company charges a fee for each transaction processed by Flowers After Hours.

     - Publications, which consists of sales of the Directory that is published on a quarterly basis in both CD-ROM and paper book form. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online hosted through FTD.COM's www.ftd.com Web site pursuant to a Web site hosting agreement with FTD.COM.

     - Credit Card processing, which is a service offered to participating florists whereby the Company pools the participating florists credit card transactions to secure more favorable terms on such transactions than the florists could secure individually.

     - Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. The joint venture gives FTD members access to a floral service organization with non-FTD member florists, enabling FTD florists to transmit and receive orders outside North America.

     Technology Products consists primarily of:

     - Mercury equipment, Mercury Advantage systems, Mercury Direct, and Mercury Wings systems sales, which includes both sales and leasing of hardware and software to florists.

     - Mercury Network, which is FTD's proprietary telecommunications network used by florists to transmit orders through the Company's Clearinghouse or competing clearinghouses.

     The Specialty Wholesaling business segment consists primarily of FTD's wholesale distribution of floral-related products to florists. This segment includes the wholesale distribution of both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. It also includes greeting cards, specialty gifts and the FSG in addition to other miscellaneous items.

     The Direct to Consumer business segment consists of FTD's majority owned subsidiary, FTD.COM. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM records order revenue and costs for fulfillment and processing services when an order is filled. In addition, FTD.COM charges the customer a service fee for all floral orders.

     In view of the rapidly changing nature of the Company's Direct to Consumer business and seasonal variations in the revenues and operating results of all of the Company's business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company's historic financial performance and predicting the Company's future financial performance. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. Also, this seasonality is attributable to increased revenues in the quarter ended March 31 relating to the increased floral orders and shipments of Mother's Day holiday products. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may not be relevant when evaluating the Company's historical financial performance and predicting the Company's future performance. The Company's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

  Year ended June 30, 2001, compared to year ended June 30, 2000

     Total revenue increased by $40.6 million, or 15.1%, to $308.3 million for the year ended June 30, 2001, compared to $267.7 million for the year ended June 30, 2000, for the reasons discussed below.

     Member Services segment revenue increased by $6.7 million, or 7.1%, to $101.3 million for the year ended June 30, 2001, compared to $94.6 million for the year ended June 30, 2000. This increase was primarily due to an increase in the monthly access fees charged to florists and increased VNS member services revenue offset partially by decreased credit card processing revenue. Membership in FTD, the Company's premium floral service provider, declined from approximately 17,000 to 14,000 members, as of June 30, 2000 and 2001, respectively. The Company believes that this decline in membership is primarily attributable to the increase in monthly access fees charged to FTD florists. However, since its launch in January 2000, membership in VNS, the Company's economy floral service provider, numbered over 10,000 members as of June 30, 2001. By the end of fiscal 2002, the Company expects to increase membership in both VNS and FTD, offering services to meet the needs of florists at each end of the pricing spectrum.

     Technology Products segment revenue increased by $0.8 million, or 2.2%, to $36.9 million for the year ended June 30, 2001, compared to $36.1 million for the year ended June 30, 2000. This increase was primarily due to an increase in Wings System sales and an increase in Mercury equipment support fees charged to Mercury equipment customers, partially offset by a decrease in Advantage System sales. The Company expects to continue to encourage florists to upgrade from older Mercury equipment to Mercury Direct, Mercury Wings and Mercury Advantage systems, which will tend to lower related revenues without significantly impacting earnings due to the elimination of related costs to support the older technology. The Company has agreements with certain floral service providers that provide a guaranteed minimum order fee for orders processed over the Mercury Network. These agreements contain renewal options and begin to expire in the second half of fiscal 2002.

     Specialty Wholesaling segment revenue increased by $3.2 million, or 6.3%, to $52.6 million for the year ended June 30, 2001, compared to $49.4 million for the year ended June 30, 2000. This increase was primarily the result of the increase in the revenue attributable to the FSG, as described in Note 16 of the Notes to Consolidated Financial Statements, partially offset by a decrease in holiday and branded product sales. In fiscal 2002, the Company expects to reduce the number of inventoried items offered to florists, which is expected to lead to lower sales and reductions in inventory without significantly impacting earnings as a result of improved gross margin because of a more attractive mix of products and lower carrying costs associated with inventory.

     Direct to Consumer segment revenue increased by $29.9 million, or 34.2%, to $117.5 million for the year ended June 30, 2001, compared to $87.6 million for the year ended June 30, 2000. This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.

     Total cost of goods sold and services provided increased by $24.1 million, or 18.0%, to $158.2 million for the year ended June 30, 2001, compared to $134.1 million for the year ended June 30, 2000. This increase was primarily attributable to increases in sales volume in the Direct to Consumer and Specialty Wholesaling segments. As a percentage of revenue, total costs of goods sold and services provided increased to 51.3% for the year ended June 30, 2001, from 50.1% for the year ended June 30, 2000. This increase was primarily attributable to sales mix related to revenue increases for the Direct to Consumer and Specialty Wholesaling segments, which have higher cost ratios.

     Costs of goods sold and services provided associated with the Member Services segment decreased by $1.6 million, or 11.0%, to $13.1 million for the year ended June 30, 2001, compared to $14.7 million for the year ended June 30, 2000. This decrease was primarily the result of a decrease in credit card processing revenue. As a percent of revenue, costs of goods sold and services provided decreased to 12.9% for the year ended June 30, 2001, from 15.6% for the year ended June 30, 2000, primarily due to an increase in the monthly access fees charged to florists.

     Costs of goods sold and services provided associated with the Technology Products segment decreased by $1.7 million, or 12.0%, to $13.0 million for the year ended June 30, 2001, compared to $14.7 million for the year ended June 30, 2000. This decrease was primarily the result of fewer unit sales of Advantage Systems and lower system support costs partially offset by increased Wings System costs. As a percent of revenue, costs of goods sold and services provided decreased to 35.1% for the year ended June 30, 2001, from 40.7% for the year ended June 30, 2000, primarily as a result of sales mix on relatively higher margin Mercury Wings compared to Advantage Systems, and an increase in Mercury equipment support fees charged to Mercury equipment customers.

     Costs of goods sold and services provided associated with the Specialty Wholesaling segment increased by $5.8 million, or 16.2%, to $42.1 million for the year ended June 30, 2001, compared to $36.3 million for the year ended June 30, 2000. This increase was primarily due to the costs of producing the FSG. As a percent of revenue, costs of goods sold and services provided increased to 80.2% for the year ended June 30, 2001 from 73.4% for the year ended June 30, 2000, primarily as a result of sales of the lower margin FSG to affiliated florists and lower margins on Specialty Wholesaling products resulting from discounting related to inventory reduction efforts.

     Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $21.6 million, or 31.6%, to $90.0 million for the year ended June 30, 2001, compared to $68.4 million for the year ended June 30, 2000. This increase was primarily attributable to costs associated with processing and filling more consumer orders. As a percent of revenue, costs of goods sold and services provided decreased to 76.6% for the year ended June 30, 2001, from 78.1% for the year ended June 30, 2000, primarily as a result of an increase in higher margin specialty gift orders and reduction in order processing costs due to a decrease in the total number of phone orders.

     Advertising and selling costs decreased by $28.7 million, or 27.9%, to $74.2 million for the year ended June 30, 2001, compared to $102.9 million for the year ended June 30, 2000. This decrease was primarily due to a reduction of marketing and promotions related to the Direct to Consumer business segment, with a shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention. FTD.COM's marketing and promotion costs were $15.1 million and $42.9 million, respectively, for fiscal years 2001 and 2000.

     General and administrative costs decreased by $3.3 million, or 6.0%, to $50.6 million for the year ended June 30, 2001, compared to $53.9 million for the year ended June 30, 2000. This was primarily due to FTD.COM's $4.4 million one-time charge in fiscal year 2000 associated with the write-off of development work related to an unlaunched version of its Web site partially offset by an increase in stock-based compensation expense related to restricted stock grants made to certain employees of the Company and FTD.COM in prior years.

     Interest income remained relatively constant at $1.5 million for the year ended June 30, 2001, compared to $1.9 million for the year ended June 30, 2000. Interest expense decreased by $0.5 million, or 8.5%, to $5.2 million for the year ended June 30, 2001, compared to $5.7 million for the year ended June 30, 2000. The decrease was primarily attributable to a lower borrowing rate during fiscal year 2001.

     Other income consists primarily of a $12.0 million lawsuit settlement gain for the year ended June 30, 2001. Other expense consists primarily of $14.5 million in expenses related to the Termination Agreement for the year ended June 30, 2001.

     The provision for income taxes and the effective tax rates for the years ended June 30, 2001 and 2000, were an expense of $3.8 million and a rate of 20% and a benefit of $7.6 million and a rate of 28%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the settlement gain recorded in the year ended June 30, 2001.

     The minority interest in earnings of subsidiary was an expense of $1.9 million for the year ended June 30, 2001, compared to a benefit of $4.4 million for the year ended June 30, 2000 and fluctuated primarily as a result of an increase in the Direct to Consumer segment net income. The minority's interest was 17% at June 30, 2001.

     Net income increased by $28.1 million to $13.0 million for the year ended June 30, 2001, compared to a net loss of $15.1 million for the year ended June 30, 2000. This increase was primarily the result of increased revenue coupled with decreased advertising and selling expenses associated with FTD.COM's advertising campaign.

  Year ended June 30, 2000, compared to year ended June 30, 1999

     Total revenue increased $54.3 million, or 25.4%, to $267.7 million for the year ended June 30, 2000, compared to $213.4 million for the year ended June 30, 1999. This increase was primarily the result of an increase in revenue in the Direct to Consumer and Member Services business segments, offset in part by a decrease in revenue in the Specialty Wholesaling business segment.

     Member Services segment revenue increased $13.4 million, or 16.5%, to $94.6 million for the year ended June 30, 2000, compared to $81.2 million for the year ended June 30, 1999. This increase is primarily due to increases in Clearinghouse, Publications and Credit Cards revenue. The increase relating to Clearinghouse revenue is primarily attributable to the increase in the monthly access fee charged to florists. The increase in Publications revenue is primarily attributable to an increase in listings and extra advertisements in the Directory in comparison to the year ended June 30, 1999. The increase in revenue related to credit card processing is due to the increase in the commissions fee for bankcard processing and an increase in credit card volume.

     Technology Products segment revenue increased $1.1 million, or 3.4%, to $36.1 million for the year ended June 30, 2000, compared to $35.0 million for the year ended June 30, 1999. This increase is primarily due to increases in Mercury Advantage and Mercury Wings systems sales. These increases were partially offset by decreases in Mercury equipment rental revenue and Mercury network transmissions. The increase in revenue relating to Mercury Advantage and Mercury Wings is due to an increase in the number of systems sold over the year ended June 30, 1999.

     Specialty Wholesaling segment revenue decreased $2.4 million, or 4.7%, to $49.4 million for the year ended June 30, 2000, from $51.8 million for the year ended June 30, 1999. The decrease was primarily the result of $2.8 million in revenue for the FSG (see Note 16 of Notes to Consolidated Financial Statements), recorded in fiscal year 1999 versus no FSG revenue recorded in the year ended June 30, 2000.

     Direct to Consumer segment revenue increased $42.1 million, or 92.6%, to $87.6 million for the year ended June 30, 2000, compared to $45.5 million for the year ended June 30, 1999. The increase over the year ended June 30, 1999 was primarily due to an increase in the number of orders placed by consumers through the www.ftd.com Web site as well as an increase in the average order value.

     Total cost of goods sold and services provided increased $38.7 million, or 40.6%, to $134.1 million for the year ended June 30, 2000, compared to $95.4 million for the year ended June 30, 1999. This increase was primarily attributable to the costs associated with increases in revenue in the Direct to Consumer business segment. As a percent of revenue, total cost of goods sold and services provided increased to 50.1% for the year ended June 30, 2000, from 44.7% for the year ended June 30, 1999. This was primarily due to the significant increase in sales volume in the Direct to Consumer business segment, which has a higher relative cost of sales percentage compared to other business segments.

     Cost of goods sold and services provided associated with Member Services increased $3.4 million, or 30.0%, to $14.7 million for the year ended June 30, 2000, compared to $11.3 million for the year ended June 30, 1999. This increase was primarily due to increased costs associated with publications and an increase in credit card volume. As a percent of revenue, costs of goods sold and services provided increased to 15.6% for the year ended June 30, 2000, from 14.0% for the year ended June 30, 1999, primarily as a result of costs associated with increased credit card revenue.

     Cost of goods sold and services provided associated with Technology Products increased $3.0 million, or 25.8%, to $14.7 million for the year ended June 30, 2000, compared to $11.7 million for the year ended June 30, 1999. This increase was primarily due to higher equipment and support costs associated with increased sales of Mercury Advantage and Mercury Wings systems. As a percent of revenue, costs of goods sold and services provided increased to 40.7% for the year ended June 30, 2000, from 33.5% for the year ended June 30, 1999, primarily as a result of costs associated with increased sales of Mercury Advantage and Mercury Wings systems.

     Cost of goods sold and services provided associated with Specialty Wholesaling decreased by $0.6 million, or 1.8%, to $36.3 million for the year ended June 30, 2000, compared to $36.9 million for the year ended June 30, 1999. This decrease was due primarily to lower costs related to the FSG. Cost of goods sold in the year ended June 30, 1999 included costs related to the FSG versus no FSG costs in the year ended June 30, 2000. As a percent of revenue, costs of goods sold and services provided increased to 73.4% for the year ended June 30, 2000, from 71.3% for the year ended June 30, 1999, primarily as a result of selling lower margin branded products.

     Cost of goods sold and services provided associated with Direct to Consumer increased $33.0 million, or 93.1%, to $68.4 million for the year ended June 30, 2000 compared to $35.4 million for the year ended June 30, 1999. The increase was primarily attributable to costs associated with processing and filling more consumer orders. As a percentage of revenue, costs of goods sold and services provided increased to 78.1% for the year ended June 30, 2000, from 77.9% for the year ended June 30, 1999, primarily as a result of increased other revenue, which have no directly associated costs, and a change in the amount paid per order to filling florists.

     Advertising and selling costs increased $37.9 million, or 58.3%, to $102.9 million for the year ended June 30, 2000, compared to $65.0 million for the year ended June 30, 1999. This was primarily due to increased costs associated with Internet marketing and national advertising related to FTD.COM's marketing efforts. FTD.COM's marketing and promotion costs were $42.9 million and $12.0 million, respectively, for fiscal years 2000 and 1999.

     General and administrative costs increased $11.6 million, or 27.4%, to $53.9 million for the year ended June 30, 2000, from $42.3 million for the year ended June 30, 1999. This was primarily due to the increased payroll and administrative costs to support the growth of the Company as well as FTD.COM's $4.4 million one-time charge associated with the write-off of development work related to an unlaunched version of their Web site.

     Interest income increased $1.3 million over the year ended June 30, 1999 to $1.9 million for the year ended June 30, 2000. This increase was primarily due to interest earned on unused proceeds from the initial public offering ("IPO") of FTD.COM. Interest expense decreased by $1.2 million from the year ended June 30, 1999 to $5.7 million for the year ended June 30, 2000. The decrease was primarily attributable to a lower borrowing rate during the current year as a result of the repurchase of $60.0 million of the Notes on December 15, 1998, and utilizing existing bank credit facilities which have a lower average borrowing rate.

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

     The net income/loss before extraordinary item was a loss of $15.1 million for the year ended June 30, 2000, compared to income of $0.9 million for the year ended June 30, 1999, a decrease of $16.0 million from the year ended June 30, 1999. The decrease was primarily the result of increased advertising, selling, and marketing expenses associated with FTD.COM's national advertising campaign in fiscal year 2000. The net loss for the year ended June 30, 1999 includes an after-tax extraordinary loss of $3.7 million as a result of the extinguishment of debt as noted above.

  Quarterly Financial Information (Unaudited) (in thousands, except for per share data):

                                               FIRST     SECOND      THIRD     FOURTH
FISCAL 2001                                   QUARTER    QUARTER    QUARTER    QUARTER
-----------                                   -------    -------    -------    -------
Total revenue...............................  $64,324    $77,002    $84,718    $82,206
Gross profit................................   33,077     39,016     39,728     38,270
Income from operations......................    2,974      5,498      6,399     10,419
                                              -------    -------    -------    -------
Net income (loss)(1)........................   10,586      2,684      3,151     (3,470)
                                              =======    =======    =======    =======
Basic income (loss) per share(2)............  $  0.70    $  0.19    $  0.22    $ (0.24)
Diluted income (loss) per share(2)..........  $  0.69    $  0.18    $  0.21    $ (0.24)

                                               FIRST     SECOND      THIRD     FOURTH
FISCAL 2000                                   QUARTER    QUARTER    QUARTER    QUARTER
-----------                                   -------    -------    -------    -------
Total revenue...............................  $51,433    $67,618    $69,934    $78,742
Gross profit................................   26,415     33,827     35,024     38,372
Loss from operations........................   (4,193)   (10,355)    (5,658)    (2,900)
                                              -------    -------    -------    -------
Net loss....................................   (3,774)    (6,791)    (3,756)      (816)
                                              =======    =======    =======    =======
Basic and diluted loss per share............  $ (0.25)   $ (0.44)   $ (0.24)   $ (0.06)

---------------
(1) In the first quarter of fiscal 2001, the Company recognized a settlement gain of $12.0 million, on a pretax basis (see Note 17 of Notes to Consolidated Financial Statements). In the fourth quarter of fiscal 2001, the Company recorded $14.5 million of expenses related to the Termination Agreement (see Note 18 of Notes to Consolidated Financial Statements).

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal year 2001 does not equal the total computed for the year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $10.1 million to $30.9 million as of June 30, 2001 from $20.8 million as of June 30, 2000. Cash provided by operating activities was $13.0 million for the year ended June 30, 2001 compared to cash used in operating activities of $8.8 million for the year ended June 30, 2000. The increase in cash provided by operating activities is primarily attributable to the increase in net income and non-cash expenses related to depreciation and amortization and minority interest, offset in part by a $12 million non-cash settlement gain and a decrease in accounts payable.

     Cash used in investing activities was $5.9 million for the year ended June 30, 2001 compared to cash used in investing activities of $15.8 million for the year ended June 30, 2000. Expenditures for depreciable fixed assets such as furniture and equipment were $1.3 million for the year ended June 30, 2001 compared to $5.0 million for the year ended June 30, 2000. Expenditures for amortizable intangibles such as costs relating to the development and implementation of internal use software and other information technology costs were $2.7 million for the year ended June 30, 2001 compared to $10.7 million for the year ended June 30, 2000. For the year ended June 30, 2000, $3.5 million of capitalized assets were written off as part of a $4.4 million one-time charge associated with the development work related to an unlaunched version of FTD.COM's Web site. The Company's anticipated capital expenditures for fiscal 2002 are estimated to be $5.0 to $7.0 million and will primarily be used for developing new software and information technology purchases.

     Cash provided by financing activities was $3.4 million for the year ended June 30, 2001, primarily attributable to book overdrafts of $3.5 million, related to checks issued but not presented to banks, as discussed in Note 1 of the Notes to Consolidated Financial Statements. Net cash provided by financing activities was $43.0 million for the year ended June 30, 2000, which included the net proceeds of $35.6 million generated from FTD.COM's Initial Public Offering in fiscal year 2000 and book overdrafts of $4.5 million.

     The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Bank Credit Agreement, dated November 20, 1997 (the "Bank Credit Facilities"). The Bank Credit Facilities consist of a $30.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility and are used to finance working capital, acquisitions, capital expenditures, certain expenses associated with the Bank Credit Facilities and letter of credit needs. As of June 30, 2001, the Company had $30.0 million outstanding under the Multiple Draw Term Loan Facility, $24.9 million outstanding under the Revolving Credit Facility and $1.9 million outstanding under various letters of credit. The amount outstanding under the Multiple Draw Term Loan Facility is scheduled to be permanently reduced over a period of ten consecutive quarterly installments continuing until the Bank Credit Facilities' termination date of December 31, 2003, through the use of cash flow from operations and borrowings under the Revolving Credit Facility. The amounts outstanding under the Revolving Credit Facility will mature on December 31, 2003. The Company's Bank Credit Facilities include covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of June 30, 2001, the Company was in compliance with the covenants contained in the Bank Credit Facilities, as amended.

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

     On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Convertible Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the year ended June 30, 2001.

     On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001. The Termination Agreement, which contains limited two-year non-compete provisions, terminates both the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), and the Trademark License Agreement, dated December 18, 1994 (the "Trademark Agreement" and together with the Mutual Support Agreement, the "Association Agreements"), which were entered into in connection with the Acquisition between the Association and FTD. Pursuant to the Association Agreements, among other things: (i) existing and future members of the Association had the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members of the Association in good standing were provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products;
(iii) the Operating Company paid the Association an amount equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse; and (iv) the Operating Company and the Association were able to designate up to 20% but not fewer than two individuals to be elected to the other's board of directors.

     As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million of which is subject to a one-year escrow holdback. In fiscal 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees. The $1.4 million escrow holdback is reflected on the Company's balance sheet as restricted cash.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-14, Accounting for Certain Sales Incentives. EITF 00-14 addresses the recognition, measurement and income statement classification of sales incentives offered by a vendor that can be used in a single exchange transaction. This EITF is effective for annual and interim financial periods beginning after December 15, 2001. The Company does not expect the adoption of EITF 00-14 will have a significant impact on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, which primarily consist of interest rate risk. The Company currently does not use derivative instruments for trading purposes or to reduce its exposure to changes in interest rates. The Company's exposure to interest rate risk is primarily the result of borrowings under the Bank Credit Facilities, which were subject to interest rates ranging from 4.9375% to 7.0% at June 30, 2001. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's philosophy of maintaining minimal cash balances, excluding the cash of FTD.COM, in an effort to effectively use any excess cash flows to reduce outstanding debt.

     All of the Company's outstanding debt, which totaled $54.9 million as of June 30, 2001, is subject to variable rates. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. The Company may pay down the loan prior to expiration in December 2003. However, if the Company's borrowings remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR would result in an increase of approximately $550,000 in the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

     The Company will continue to monitor changing economic conditions, and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

     The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the accumulated other comprehensive income component on the Consolidated Statements of Operations and Comprehensive Income and did not have a material effect on other comprehensive income for the years ended June 30, 2001, 2000 and 1999. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant required by this item are set forth on pages F-1 through F-27 of this form 10-K and the related schedule is set forth on page F-29 of this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company will be set forth under the caption "Election of Directors" in the Company's information statement related to the Company's 2001 annual meeting of stockholders (the "Information Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part 1 as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Information Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will be set forth under the caption "Executive Compensation" in the Information Statement and, except for the information under the captions "Executive Compensation -- Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparison," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Principal Stockholders" in the Information Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding any disclosable relationships and related transactions will be set forth under the caption "Relationship with Affiliates" in the Information Statement and is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of fiscal 2001.

(c) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     See accompanying Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IOS BRANDS Corporation

                                          By: /s/ ROBERT L. NORTON
                                            ------------------------------------
                                            Name:  Robert L. Norton
                                              Title:   Chairman of the Board of
                                                       Directors and President
                                              Date:   August 3, 2001

     Each person whose signature appears below hereby constitutes and appoints Robert L. Norton and Randall L. Twyman, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and any and all amendments thereto, and to file the same, with all exhibits and schedules thereto, and other documents therewith, with the Securities and Exchange Commission, and hereby grants unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----
               /s/ ROBERT L. NORTON                  Chairman of the Board of Directors  August 3, 2001
---------------------------------------------------  and President (Principal Executive
                 Robert L. Norton                    Officer)

               /s/ RANDALL L. TWYMAN                 Vice President of Finance           August 3, 2001
---------------------------------------------------  (Principal Accounting and
                 Randall L. Twyman                   Financial Officer)

                  /s/ HABIB GORGI                    Director                            August 3, 2001
---------------------------------------------------
                    Habib Gorgi

                /s/ STEVE PAGLIUCA                   Director                            August 3, 2001
---------------------------------------------------
                  Steve Pagliuca

               /s/ RICHARD C. PERRY                  Director                            August 3, 2001
---------------------------------------------------
                 Richard C. Perry

                /s/ WILLIAM VERNON                   Director                            August 3, 2001
---------------------------------------------------
                  William Vernon

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of June 30, 2001 and 2000....  F-3
Consolidated Statements of Operations and Comprehensive
  Income for the years ended June 30, 2001, 2000 and 1999...  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2001, 2000 and 1999..................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2000 and 1999..............................  F-6
Notes to Consolidated Financial Statements..................  F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................  F-28
Schedule II -- Valuation and Qualifying Accounts............  F-29

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
IOS BRANDS Corporation:

     We have audited the accompanying consolidated balance sheets of IOS BRANDS Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IOS BRANDS Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
July 23, 2001

                             IOS BRANDS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000

                                                                2001         2000
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 30,890     $ 20,825
  Restricted cash...........................................     1,400           --
  Accounts receivable, less allowance for doubtful accounts
    of $4,984 at June 30, 2001 and $3,596 at June 30,
    2000....................................................    23,251       22,893
  Inventories, net..........................................    12,469       14,201
  Deferred income taxes.....................................     3,556        2,901
  Prepaid expenses and other................................     2,851        2,302
                                                              --------     --------
         Total current assets...............................    74,417       63,122
Property and equipment:
  Land and improvements.....................................     1,600        1,600
  Building and improvements.................................     8,883        8,697
  Mercury consoles..........................................     8,331       21,850
  Furniture and equipment...................................    23,435       22,333
                                                              --------     --------
         Total..............................................    42,249       54,480
  Less accumulated depreciation.............................    26,592       37,013
                                                              --------     --------
         Property and equipment, net........................    15,657       17,467
Other assets:
  Deferred income taxes.....................................     5,942        9,359
  Other noncurrent assets...................................    13,301       12,742
  Goodwill and other intangibles, less accumulated
    amortization of $19,350 at June 30, 2001 and $16,608 at
    June 30, 2000...........................................    66,034       68,776
                                                              --------     --------
         Total other assets.................................    85,277       90,877
                                                              --------     --------
         Total Assets.......................................  $175,351     $171,466
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Book overdrafts...........................................  $  8,013     $  4,482
  Accounts payable..........................................    32,974       37,224
  Customer deposits.........................................     9,430       10,463
  Unearned income...........................................     1,356        1,097
  Other accrued liabilities.................................     8,908        9,078
                                                              --------     --------
         Total current liabilities..........................    60,681       62,344
Long-term debt..............................................    54,875       54,750
Post-retirement benefits and accrued pension obligations,
  less current portion......................................     5,957        5,517
Minority interest in subsidiary.............................    46,917       45,224
Stockholders' equity:
  Preferred stock: $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding............        --           --
  Common stock:
    Class A, $0.01 par value, 30,000,000 shares authorized;
     12,598,227 and 12,593,227 shares issued at June 30,
     2001 and 2000, respectively............................       126          123
    Class B Convertible, $0.0005 par value, 3,000,000 shares
     authorized; 3,000,000 shares issued at June 30, 2001
     and 2000, respectively.................................         2            2
  Paid-in capital...........................................    38,008       37,170
  Accumulated deficit.......................................   (12,760)     (25,711)
  Accumulated other comprehensive income (loss).............      (564)        (106)
  Unamortized restricted stock..............................    (3,778)      (5,902)
  Treasury stock at cost, 220,839 and 220,839 shares of
    Class A and 801,250 and 51,250 shares of Class B
    convertible as of June 30, 2001 and 2000,
    respectively............................................   (14,113)      (1,945)
                                                              --------     --------
         Total stockholders' equity.........................     6,921        3,631
                                                              --------     --------
         Total liabilities and stockholders' equity.........  $175,351     $171,466
                                                              ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

                             IOS BRANDS CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................  $308,250   $267,727   $213,433
Costs of Goods Sold and Services Provided...................   158,159    134,089     95,399
Operating Expenses:
  Advertising and selling...................................    74,165    102,870     64,992
  General and administrative................................    50,636     53,874     42,298
                                                              --------   --------   --------
       Total operating expenses.............................   124,801    156,744    107,290
       Income (loss) from operations........................    25,290    (23,106)    10,744
                                                              --------   --------   --------
Other Income and Expenses:
  Interest income...........................................    (1,474)    (1,905)      (619)
  Interest expense..........................................     5,195      5,677      6,890
  Foreign exchange loss.....................................       433        235        628
  Other income..............................................   (12,029)        (1)      (200)
  Other expense.............................................    14,535         --         --
                                                              --------   --------   --------
       Total other income and expenses......................     6,660      4,006      6,699
                                                              --------   --------   --------
       Income (loss) before income tax, minority interest
        and extraordinary
          item..............................................    18,630    (27,112)     4,045
Income tax expense (benefit)................................     3,771     (7,586)     3,192
Minority interest...........................................     1,908     (4,389)        --
                                                              --------   --------   --------
       Net income (loss) before extraordinary item..........    12,951    (15,137)       853
                                                              --------   --------   --------
Extraordinary Item:
  Loss on early extinguishment of debt, net of income tax
     benefit of $3,428......................................        --         --     (3,714)
                                                              --------   --------   --------
       Net income (loss)....................................    12,951    (15,137)    (2,861)
          Dividends on subsidiary preferred stock...........        --         --        (74)
                                                              --------   --------   --------
       Net income (loss) available for common
        stockholders........................................  $ 12,951   $(15,137)  $ (2,935)
                                                              ========   ========   ========
Other Comprehensive Income (Loss):
  Foreign currency translation adjustments..................       (29)       (10)         3
  Minimum pension liability adjustment, net of tax of
     $252...................................................      (429)        --         --
                                                              --------   --------   --------
       Comprehensive income (loss)..........................  $ 12,493   $(15,147)  $ (2,858)
                                                              ========   ========   ========
Net Income (Loss) Per Common Share -- basic:
  Net income (loss) before extraordinary item...............  $   0.88   $  (0.99)  $   0.05
  Extraordinary item........................................        --         --      (0.24)
                                                              --------   --------   --------
  Net income (loss) per share...............................  $   0.88   $  (0.99)  $  (0.19)
                                                              ========   ========   ========
Net Income (Loss) Per Common Share -- diluted:
  Net income (loss) before extraordinary item...............  $   0.87   $  (0.99)  $   0.05
  Extraordinary item........................................        --         --      (0.24)
                                                              --------   --------   --------
  Net income (loss) per share...............................  $   0.87   $  (0.99)  $  (0.19)
                                                              ========   ========   ========
Weighted Average Common Shares Outstanding:
  Basic.....................................................    14,655     15,328     15,355
                                                              ========   ========   ========
  Diluted...................................................    14,903     15,328     15,355
                                                              ========   ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                             IOS BRANDS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Common stock at stated value
  Balance at beginning of year..............................  $    125    $    125    $    128
     Adjustment made to Class A shares......................         3          --          --
     Cancellation of shares issued in 1998 Stock Offering...        --          --          (3)
                                                              --------    --------    --------
  Balance at end of year....................................  $    128    $    125    $    125
                                                              ========    ========    ========
Paid-in Capital
  Balance at beginning of year..............................  $ 37,170    $ 37,170    $ 36,893
     Cancellation of shares issued in 1998 Stock Offering...        --          --         (26)
     Adjustment made to Class A shares......................        (3)         --          --
     Issuance of stock, previously held in treasury.........        42          --          --
     Tax benefit of restricted stock vesting................       799          --          --
     Issuance of common stock to officers...................        --          --         303
                                                              --------    --------    --------
  Balance at end of year....................................  $ 38,008    $ 37,170    $ 37,170
                                                              ========    ========    ========
Accumulated Deficit
  Balance at beginning of year..............................  $(25,711)   $(10,648)   $ (7,713)
     Net income (loss)......................................    12,951     (15,137)     (2,861)
     Dividends on Series A preferred stock of subsidiary....        --          74         (74)
                                                              --------    --------    --------
  Balance at end of year....................................  $(12,760)   $(25,711)   $(10,648)
                                                              ========    ========    ========
Accumulated Other Comprehensive Income (Loss)
  Balance at beginning of year..............................  $   (106)   $    (96)   $    (99)
     Foreign currency translation adjustment................       (29)        (10)          3
     Minimum pension liability adjustment...................      (429)         --          --
                                                              --------    --------    --------
  Balance at end of year....................................  $   (564)   $   (106)   $    (96)
                                                              ========    ========    ========
Unamortized Restricted Stock
  Balance at beginning of year..............................  $ (5,902)   $   (913)   $   (511)
     Cancellation of restricted stock.......................       101          --          --
     Issuance of restricted stock...........................        --      (5,432)       (630)
     Amortization of restricted stock.......................     2,023         443         228
                                                              --------    --------    --------
  Balance at end of year....................................  $ (3,778)   $ (5,902)   $   (913)
                                                              ========    ========    ========
Treasury Stock
  Balance at beginning of year..............................  $ (1,945)   $ (1,860)   $   (774)
     Settlement of lawsuit..................................   (12,000)         --          --
     Issuance of stock, previously held in treasury.........        33          --          --
     Repurchase of common stock.............................      (201)        (85)     (1,382)
     Issuance of common stock to officers...................        --          --         296
                                                              --------    --------    --------
  Balance at end of year....................................  $(14,113)   $ (1,945)   $ (1,860)
                                                              ========    ========    ========
          Total Stockholders' Equity........................  $  6,921    $  3,631    $ 23,778
                                                              ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                             IOS BRANDS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                               2001        2000       1999
                                                              -------    --------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $12,951    $(15,137)   $(2,861)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Settlement gain........................................  (12,000)         --         --
     Depreciation and amortization..........................    9,487       8,628      7,307
     Amortization of deferred financing costs and original
      issue discount........................................      281         280      2,323
     Deferred compensation expense..........................    2,064         443        228
     Web site development charge (gain).....................     (524)      4,403         --
     Provision for doubtful accounts........................    3,134       1,931        442
     Deferred income taxes..................................    3,561      (7,775)      (431)
     Minority interest in gain (loss) of subsidiary.........    1,908      (4,389)        --
     Increase (decrease) in cash due to change in:
       Restricted cash......................................   (1,400)         --         --
       Accounts receivable..................................   (3,492)     (2,010)       849
       Inventories..........................................    1,732        (560)      (380)
       Prepaid expenses.....................................     (691)        866     (3,231)
       Other noncurrent assets..............................      297       1,462        423
       Accounts payable.....................................   (3,726)      3,956      2,562
       Accrued customer incentive programs..................     (365)     (4,683)    (7,874)
       Other accrued liabilities, unearned income, and
        customer deposits...................................     (252)      3,805     (1,861)
                                                              -------    --------    -------
          Net cash provided by (used in) operating
            activities......................................   12,965      (8,780)    (2,504)
                                                              -------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (3,952)    (15,655)    (8,970)
  Officer notes receivable..................................   (1,928)       (149)      (214)
                                                              -------    --------    -------
          Net cash used in investing activities.............   (5,880)    (15,804)    (9,184)
                                                              -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds of revolving credit borrowings...............   91,325      68,875     62,000
  Repayments of long-term debt..............................  (91,250)    (65,925)   (69,051)
  Proceeds from the issuance of Series A 8% redeemable
     convertible preferred stock by subsidiary..............       --          --      9,000
  Cancellation of common stock..............................       --          --        (29)
  Issuance of subsidiary common stock.......................       --      35,604         --
  Book overdrafts...........................................    3,531       4,482         --
  Repurchase of common stock................................     (168)        (85)    (1,382)
                                                              -------    --------    -------
          Net cash provided by financing activities.........    3,438      42,951        538
                                                              -------    --------    -------
  Effect of foreign exchange rate changes on cash...........      (29)        (10)         3
  Minimum pension liability adjustment......................     (429)         --         --
                                                              -------    --------    -------
Net increase (decrease) in cash and cash equivalents........   10,065      18,357    (11,147)
Cash and cash equivalents at beginning of period............   20,825       2,468     13,615
                                                              -------    --------    -------
Cash and cash equivalents at end of period..................  $30,890    $ 20,825    $ 2,468
                                                              =======    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
     Interest...............................................  $ 4,989    $  4,958    $ 6,103
                                                              =======    ========    =======
     Income taxes...........................................  $   259    $    119    $   403
                                                              =======    ========    =======

          See Accompanying Notes to Consolidated Financial Statements

                             IOS BRANDS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of the Business

     IOS BRANDS Corporation (the "Registrant" or the "Company") is a Delaware corporation that was formed in 1994. As used in this Form 10-K, the terms the "Company" or "IOS" refer to IOS BRANDS Corporation and its wholly owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"). The operations of FTD, the Company's principal operating subsidiary, include those of its indirect wholly owned subsidiaries Renaissance Greeting Cards, Inc. ("Renaissance") and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share, is quoted on the NASDAQ National Market under the symbol "EFTD." As of June 30, 2001, FTD owned approximately 83% of FTD.COM's Class B outstanding shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.

  Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of IOS and its wholly-owned subsidiaries, including its primary operating subsidiaries FTD and Value Network Services, Inc. ("VNS"). The accounts of FTD include its wholly owned subsidiaries, Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM Inc. ("FTD.COM"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

  Fair Value of Financial Instruments

     Financial instruments consist primarily of accounts receivable, accounts payable, customer deposits, unearned income, other accrued liabilities and long-term debt. At June 30, 2001, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates the carrying amount. The fair value of long-term debt is disclosed in Note 3.

  Book overdrafts

     Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "book overdrafts" on the balance sheet.

  Inventories

     Inventory consists of finished goods and is stated at the lower of cost or market value. Prior to July 1, 1998, cost was determined on a First-In, First-Out (FIFO) basis. On April 1, 1999, the Company began to determine cost on a weighted average basis given management's determination that this method provides a better matching of revenues and expenses associated with its inventory, which is mainly comprised of seasonal purchases. The change in costing methods had no material effect on the consolidated statements of operations and comprehensive income for fiscal year 1999.

                             IOS BRANDS CORPORATION

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are ten to 31.5 years for building and improvements, five years for Mercury consoles and five to ten years for furniture and equipment.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as a non-operating expense in the accompanying consolidated statements of operations and comprehensive income. Maintenance and repairs are charged to expense as incurred. Expenditures that improve or extend the life of existing property and equipment are capitalized.

  Software to be Sold, Leased, or Marketed

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that all costs relating to the purchase or internal development and production of a computer software product to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86.

  Internal Use Software

     The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force Consensus No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized.

  Intangibles

     Goodwill is being amortized using the straight-line method over 30 years. Other intangibles consist of trademarks and acquired software and are being amortized over 40 and five years, respectively, using the straight-line method.

     The Company periodically evaluates whether events and circumstances that have occurred indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company would use an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles is recoverable, and over what period. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

  Income Taxes

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that the asset and liability method of accounting be used for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected

                             IOS BRANDS CORPORATION
to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  Earnings per Share

     The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the computation of basic and diluted net income (loss) per share for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:

                                                         YEAR ENDED JUNE 30,
                                               ---------------------------------------
                                                  2001          2000           1999
                                               ----------    -----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)............................   $12,951       $(15,137)      $(2,935)
                                                =======       ========       =======
Weighted average basic shares of Common Stock
  outstanding................................    14,655         15,328        15,355
Effect of dilutive securities:
  Unvested restricted shares of Class A
     Common Stock............................        90             --            --
  Options to purchase shares of Class A
     Common Stock............................       158             --            --
                                                -------       --------       -------
Weighted average diluted shares of Common
  Stock outstanding..........................    14,903         15,328        15,355
                                                =======       ========       =======
Basic net income (loss) per share of Common
  Stock......................................   $  0.88       $  (0.99)      $ (0.19)
                                                =======       ========       =======
Diluted net income (loss) per share of Common
  Stock......................................   $  0.87       $  (0.99)      $ (0.19)
                                                =======       ========       =======

     Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 47,000 shares, 355,000 shares and 137,000 shares for the years ended June 30, 2001, 2000 and 1999, respectively.

  Revenues

     Revenues earned by the Company for processing floral and gift orders are recorded in the month the orders are filled. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of products are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued. Unearned revenue for Florists On-line Web site hosting is recognized ratably over the one-year life of the agreement.

     Revenues earned by FTD.COM are recorded when the order is fulfilled. Generally, when a customer makes a purchase that will be fulfilled by a florist, FTD.COM receives the order, charges the customers' credit

                             IOS BRANDS CORPORATION
card, and transmits the order to Mercury Network, which is owned by FTD. The Mercury Network then transmits the order to the filling florist. FTD.COM recognizes 100% of the order value as revenue. In addition, FTD.COM receives service fees for processing floral orders. The service fee for orders placed over the Internet is $7.99 and the service fee for orders placed over the telephone is $9.99. Orders that are not fulfilled by a florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor. From time to time, discounts are offered in connection with product promotions or holiday promotions to selected customer groups. Order revenues and service fees are reported net of discounts.

     The Company follows the provisions of SOP 97-2, Software Revenue Recognition as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold. For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training are recognized at the time of occurrence. The Company currently records revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). The adoption of SAB101 did not have an effect on the Company's consolidated financial position or results of operations.

  Stock-Based Compensation

     The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

  Advertising and Sales Promotion Costs

     The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs are charged to expense when incurred. Cash rebates earned by florists under the Company's customer incentive program are charged to expense when earned.

     In the years ended June 30, 2001, 2000 and 1999, advertising and sales promotion expense was $52 million, $82 million, and $52 million, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Reclassifications

     Certain amounts in the Company's fiscal 2000 and 1999 financial statements have been reclassified to conform to the current year presentation.

                             IOS BRANDS CORPORATION

  Accounting Standards not yet Adopted

     In June 2001, the Financial Accounting Standards Board ("FASB" issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within scope of SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.

(2) INTANGIBLES

     On December 19, 1994, IOS completed an acquisition of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit cooperative association (the "Acquired Company"), pursuant to the terms of an Agreement and Plan of Merger dated August 2, 1994. Pursuant to this transaction, the Acquired Company was converted from a nonprofit cooperative association to a for-profit corporation.

     The Company accounted for the merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values. At June 30, 2001, the $2.0 million of purchase price allocated to software was fully amortized.

     At June 30, 2001 and 2000, goodwill and other intangible assets relating to the merger consisted of the following:

                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Goodwill.................................................  $68,384    $68,384
Trademarks...............................................   15,000     15,000
Software.................................................    2,000      2,000
                                                           -------    -------
Total intangibles........................................   85,384     85,384
Less accumulated amortization............................   19,350     16,608
                                                           -------    -------
Net intangibles total....................................  $66,034    $68,776
                                                           =======    =======

(3) FINANCING ARRANGEMENTS

     In November 1997 IOS entered into a credit agreement with Bank One Capital Markets, Inc. who arranged a financing package (the "Bank Credit Facilities") with Bank One, NA acting as Administrative

                             IOS BRANDS CORPORATION

Agent. The Bank Credit Facilities consist of a $30.0 million Multiple Draw Term Loan Facility and a $50 million Revolving Credit Facility, both maturing on December 31, 2003. Borrowings under both the Multiple Draw Term Loan Facility and the Revolving Credit Facility are subject to variable interest rates based on the London Interbank Offered Rate ("LIBOR"). The original proceeds of the Revolving Credit Facility were used to provide funds for the refinancing of the then existing debt totaling $24.6 million.

     On December 15, 1998, the Company repaid the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), which were registered under the Securities Act of 1933. The reacquisition price totaled $64.2 million and consisted of the $60.0 million principal on the Notes and a $4.2 million pre-payment penalty premium. The funds for the reacquisition of the Notes consisted of $50.0 million from the Multiple Draw Term Loan Facility, $12.0 million from the Revolving Credit Facility and $2.2 million from cash on hand. As a result of the reacquisition of the Notes, $1.7 million of unamortized original issuance discount and $1.2 million of unamortized deferred financing costs associated with the Notes were expensed in December, 1998. Accordingly, the loss on the reacquisition of the Notes totaled $7.1 million. The related income tax benefit attributable to the reacquisition of the Notes was $3.4 million, for a tax-effected loss on reacquisition of the Notes of $3.7 million which is reflected as an extraordinary item in the accompanying consolidated statements of operations and comprehensive income for the year ended June 30, 1999.

     The Company's credit agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 2001. The Company's debt agreements also include restrictions on the declaration and payment of dividends.

     The Company's credit agreement imposes various restrictions on the Company, including restrictions that limit the Company's ability to incur additional debt, pay dividends or make other payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. In addition, substantially all of the assets of the Company, are pledged as security under the credit agreement. In connection with the capitalization of FTD.COM, the credit agreement was amended to exclude FTD.COM from these terms and restrictions in exchange for the Operating Company's pledge of its shares in FTD.COM and other monetary consideration.

     Interest on borrowings made under the Bank Credit Facilities is calculated using LIBOR (5.25% at June 30, 2001 for the Multiple Draw Term Loan and 6.36% for the Revolving Credit Facility). The Bank Credit Facilities provide a maximum commitment for letters of credit of $15 million. In addition, a quarterly commitment fee is required on the unused portion of the Revolving Credit Facility at the then applicable commitment fee percentage. The applicable commitment fee percentage shall be determined by the Company's leverage ratio on the last day of each fiscal quarter. As of June 30, 2001, the Company has unused trade letters of credit of approximately $13.1 million outstanding under the terms of the Revolving Credit Facility.

     As of June 30, 2001, $30.0 million is outstanding under the Multiple Draw Term Loan Facility and is scheduled to be permanently reduced, over a period of 10 consecutive unequal quarterly installments continuing until the termination date of December 31, 2003 through the use of the Revolving Credit Facility. The borrowings outstanding under the Revolving Credit Facility will mature on December 31, 2003.

                             IOS BRANDS CORPORATION

  Long-Term Debt

     At June 30, 2001 and 2000 long-term debt consisted of the following:

                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Multiple Draw Term Loan Facility.........................  $30,000    $38,750
Revolving Credit Facility................................   24,875     16,000
                                                           -------    -------
     Total long-term debt................................  $54,875    $54,750
                                                           =======    =======

     The Company estimated the fair value of long-term debt based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity dates. The fair value approximates the carrying value of long-term debt as of June 30, 2001 and June 30, 2000.

     Aggregate maturities of debt at June 30, 2001 were as follows:

FISCAL YEAR                                             PAYMENT AMOUNT
-----------                                             --------------
2002..................................................     $11,250
2003..................................................      13,750
2004..................................................      29,875
                                                           -------
Total.................................................     $54,875
                                                           =======

     The outstanding debt balance of $54,875 was classified as long-term debt at June 30, 2001 as the Company intends to refinance the current portion of the Multiple Draw Term Loan Facility with borrowings under its Revolving Credit Facility, which is due on December 31, 2003.

(4) LEASES

  As Lessor

     The Company leases Mercury consoles and Mercury Wings systems to customers through leases classified as operating leases for accounting purposes. During fiscal year 2001, a portion of the Mercury consoles held in storage were disposed of and written off primarily due to the introduction of Mercury Wings, Advantage and Direct Systems. The Company did not recognize a loss on the disposal of the equipment. The net investment in equipment leased to customers under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 2001 and 2000:

DESCRIPTION                                                 2001       2000
-----------                                                -------    -------
                                                             (IN THOUSANDS)
Mercury consoles.........................................  $ 8,331    $21,850
Mercury Wings systems....................................    2,000      2,000
                                                           -------    -------
     Total...............................................   10,331     23,850
Less: accumulated depreciation...........................    8,942     21,960
                                                           -------    -------
     Net investment......................................  $ 1,389    $ 1,890
                                                           =======    =======

                             IOS BRANDS CORPORATION

     The total minimum future rentals on non-cancelable leases of Mercury Wings systems are as follows:

YEAR                                                         AMOUNT
----                                                     --------------
                                                         (IN THOUSANDS)
2002...................................................      $2,700
2003...................................................       1,447
2004...................................................          99
                                                             ------
     Total.............................................      $4,246
                                                             ======

  As Lessee

     The Company has entered into operating leases for certain hardware components of the Mercury Wings systems and corporate facilities and equipment. Rental expense relating to these leases totaled $1.7 million, $1.7 million and $1.0 million for fiscal 2001, 2000 and 1999, respectively. The minimum aggregate annual operating lease obligations are as follows:

YEAR                                                         AMOUNT
----                                                     --------------
                                                         (IN THOUSANDS)
2002...................................................      $1,286
2003...................................................         511
2004...................................................         115
Thereafter.............................................          57
                                                             ------
     Total.............................................      $1,969
                                                             ======

     The total minimum lease payments have not been reduced by minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases of Mercury Wings systems and corporate facilities.

(5) INCOME TAXES

     The Company's net operating loss carryforwards at June 30, 2001 were $31.0 million and are available to offset future taxable income. The net operating loss carryforwards expire in varying amounts as follows: $4.7 million in 2019 and $26.3 million in 2020.

     The provision for income taxes on income before extraordinary item consists of the following components:

                                                           2001      2000       1999
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Current -- U.S..........................................  $   --    $    --    $   --
Current -- Foreign......................................      --        211       172
Deferred -- Federal (benefit)...........................   3,308     (6,839)    2,775
Deferred -- State (benefit).............................     463       (958)      245
                                                          ------    -------    ------
Income tax expense (benefit)............................  $3,771    $(7,586)   $3,192
                                                          ======    =======    ======

                             IOS BRANDS CORPORATION

     The provision for income taxes for the years ended June 30, 2001, 2000 and 1999, differs from the amount computed by applying the U.S. federal income tax rate (34%) to pretax income because of the effect of the following items:

                                                          2001       2000       1999
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Tax expense (benefit) at U.S. federal income tax
  rate.................................................  $ 6,334    $(9,218)   $1,375
State income taxes (benefit), net of federal income tax
  effect...............................................      306       (632)      162
Settlement of lawsuit..................................   (3,740)        --        --
Change in valuation allowance..........................       --      1,000        --
Amortization of purchased goodwill.....................      775        775       798
Foreign income taxes...................................       --         16       172
Other items, net.......................................       96        473       685
                                                         -------    -------    ------
Income tax expense (benefit)...........................  $ 3,771    $(7,586)   $3,192
                                                         =======    =======    ======

     At June 30, 2001 and 2000, the Company's deferred tax assets and liabilities consisted of the following:

                                                             2001      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts.........................  $1,844    $ 1,331
  Unearned income.........................................     501        406
  Inventory...............................................     701        940
  Accrued vacation........................................     221        191
  Other...................................................     289         33
                                                            ------    -------
Current deferred tax assets...............................   3,556      2,901
                                                            ------    -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards........................  11,479     14,823
  Postretirement benefit obligations......................   1,800      1,890
  Accrued pension.........................................     404        152
  Other...................................................     175        362
                                                            ------    -------
Noncurrent deferred tax assets............................  13,858     17,227
Noncurrent deferred tax liabilities -- tax over book
  depreciation and difference in basis....................   5,416      5,368
                                                            ------    -------
Noncurrent deferred tax assets before valuation...........   8,442     11,859
Deferred tax assets -- valuation allowance................  (2,500)    (2,500)
                                                            ------    -------
Net noncurrent deferred tax assets........................   5,942      9,359
                                                            ------    -------
Net deferred tax assets...................................  $9,498    $12,260
                                                            ======    =======

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment was performed considering expected taxable income in future years and tax planning strategies available to the Company. The Company has determined that it is more likely than not that $9.5 million of deferred tax assets will be realized. The valuation allowance of $2.5 million is provided against deferred tax assets that the Company has determined to be more likely than not, not realizable as of June 30, 2001. The subsequent recognition of $1.0 million of this tax benefit will be applied to

                             IOS BRANDS CORPORATION
goodwill, as it was generated from the August 2, 1994 merger between IOS and the Florists' Transworld Delivery Association.

(6) SOFTWARE TO BE SOLD, LEASED, OR MARKETED

     The costs associated with the development of the Mercury Wings and other computer software are capitalized in accordance with SFAS No. 86 and are recorded in other noncurrent assets on the Consolidated Balance Sheet at June 30, 2001 and 2000. As of June 30, 2001, 2000 and 1999, capitalized computer software costs were $4.4 million, $2.7 million and $1.4 million, respectively. During the years ended June 30, 2001, 2000 and 1999, $1.0 million, $0.7 million and $0.2 million, respectively, were charged to expense for amortization of capitalized computer software costs. In accordance with SFAS No. 86, at June 30, 2001, the unamortized capitalized cost of the computer software was compared to the net realizable value of the product to determine whether any necessary write-downs should be made. The net realizable value is the estimated future gross revenues reduced by the estimated future cost of completing and disposing of the product. As of June 30, 2001 no write-down was necessary.

(7) INTERNAL USE SOFTWARE

     Certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. During fiscal year 2000, the Company capitalized $3.7 million of Web site development costs. During fiscal year 2000, the Company wrote-off $3.5 million of the previously capitalized Web site development costs as part of the $4.4 million one-time charge associated with the development work related to an unlaunched version of FTD.COM's Web site.

     Capitalized software costs are amortized over the expected economic life of five years using the straight-line method. At June 30, 2001, 2000 and 1999, the capitalized software costs were $10.5 million, $9.6 million and $4.1 million, respectively, and are included in other noncurrent assets on the Consolidated Balance Sheet at June 30, 2001 and 2000. During the years ended June 30, 2001, 2000 and 1999, amortization expense was $2.1 million, $1.4 million and $0.2 million, respectively.

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company previously provided postretirement health care benefits to qualifying retirees under the terms of the Company's qualified retirement plan. The plan retirees are required to share in the cost of these benefits. The Company no longer provides such benefits to employees. As a result of eliminating active employees from the plan, the Company created an unrecognized net gain that is being amortized over the average retiree life expectancy of
15.6 years.

     In accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and

                             IOS BRANDS CORPORATION
funded status as of June 30, 2001 and 2000, as well as the components of net periodic postretirement benefit costs for the years ended June 30, 2001, 2000 and 1999:

                                                            2001       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Benefit obligation at beginning of year..................  $ 2,019    $ 2,480
Interest cost............................................      154        166
Benefits paid............................................     (194)      (225)
Actuarial (gain) loss....................................       90       (402)
                                                           -------    -------
Benefit obligation at end of year........................  $ 2,069    $ 2,019
                                                           =======    =======
Funded status............................................  $(2,069)   $(2,019)
Unrecognized net (gain) loss.............................   (3,053)    (3,345)
                                                           -------    -------
Accrued benefit cost.....................................  $(5,122)   $(5,364)
                                                           =======    =======

                                                     2001     2000     1999
                                                     -----    -----    -----
                                                         (IN THOUSANDS)
Service cost.......................................  $  --    $  --    $  --
Interest cost......................................    154      175      166
Recognized net actuarial gain......................   (201)    (180)    (175)
                                                     -----    -----    -----
Total net periodic postretirement benefit cost.....  $ (47)   $ (14)   $  --
                                                     =====    =====    =====

     The discount rates used in determining the accumulated postretirement benefit obligation (the "APBO") were 7.5% at and for the year ended June 30, 2001, 8.0% at and for the year ended June 30, 2000 and 7.00% at and for the year ended June 30, 1999. For measurement purposes an 8.23% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease to 5.75% in 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 2001, would have increased approximately $220,000, or 10.6%, while the net periodic cost for the fiscal year ended June 30, 2001, would have increased approximately $17,000, or 11.2%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO as of June 30, 2001, would have decreased approximately $191,000, or 9.2%, while the periodic cost for the fiscal year ended June 30, 2001, would have decreased $15,000, or 9.7%.

(9) PENSION PLANS

     Approximately 150 employees and former employees participate under the defined benefit plan, including 8 currently retired employees. Benefits under the pension plan, which has been frozen since January 1, 1997, were based on the employee's age, years of service and the highest consecutive five-year average compensation.

                             IOS BRANDS CORPORATION

     In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status, of the pension plan as of June 30, 2001 and 2000:

                                                             2001       2000
                                                            -------    ------
                                                             (IN THOUSANDS)
Projected benefit obligation at beginning of year.........  $ 1,632    $1,934
Interest cost.............................................      147       132
Benefits paid.............................................     (248)     (251)
Actuarial (gain) loss.....................................      432      (183)
                                                            -------    ------
Projected benefit obligation at end of year...............  $ 1,963    $1,632
                                                            =======    ======
Fair value of plan assets at beginning of year............  $ 1,241    $1,492
Actual return on plan assets..............................     (164)       --
Benefits paid.............................................     (248)     (251)
                                                            -------    ------
Fair value of plan assets at end of year..................  $   829    $1,241
                                                            =======    ======
Funded Status.............................................  $(1,134)   $ (391)
Unrecognized net (gain) loss..............................      571       (86)
                                                            -------    ------
Accrued pension cost......................................  $  (563)   $ (477)
                                                            =======    ======

     During the fiscal years ending June 30, 2001, 2000 and 1999 pension expense of $85,000, $2,000 and $86,000, respectively, were recognized in relation to the pension plan.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities and short-term investments. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2001, 2000 and 1999:

                                                              2001     2000     1999
                                                              -----    -----    ----
                                                                  (IN THOUSANDS)
Interest cost...............................................  $ 147    $ 132    $178
Expected return on assets...................................   (107)    (130)    (92)
                                                              -----    -----    ----
Net periodic pension cost...................................  $  40    $   2    $ 86
                                                              -----    -----    ----
Settlement loss.............................................     45       --      --
Total pension cost..........................................  $  85    $   2    $ 86
                                                              =====    =====    ====

     The discount rate used to calculate the projected benefit obligation was 7.5%, 8.0%, and 7.0% at June 30, 2001, 2000, and 1999 respectively. For fiscal 2001, 2000 and 1999, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

     The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 15% of their gross annual salary on a pre-tax basis. The Company matches an amount equal to 50% of each participant's pre-tax contribution up to 6% of the participant's compensation. Company contributions to the 401(k) plan for fiscal 2001 and 2000 were $135,786 and $279,358, respectively.

(10) RELATED PARTY TRANSACTIONS

     The Company incurred expenses of $2.0 million for each of the years ended June 30, 2001, 2000 and 1999 related to the payment for management consulting services to certain investors of the Company.

                             IOS BRANDS CORPORATION

     The Company loaned various officers of the Company, cumulatively $2.3 million, with terms ranging from four to five years, due dates ranging from 2002 to 2005, accrued interest ranging from 6.5% to 8.5% per annum and principal due at maturity.

(11) STOCK AWARDS AND INCENTIVE PLANS

     The Company's 1994 Stock Award and Incentive Plan, as amended (the "Plan"), was adopted by the Board of Directors of the Company and approved by the Company's stockholders. The maximum number of shares of Common Stock authorized for issuance under the Plan is equal to 15% of the initial equity capital of the Company upon the consummation of the Merger.

     The Plan provides for the granting of incentive stock options ("ISOs"); options which do not qualify as ISO's, nonqualified stock options ("NSOs"); or a combination of both ISOs and NSOs ("Options"); provided, however, that ISOs may only be granted to employees of the Company and its subsidiaries. Options granted under the Plan may be accompanied by stock appreciation rights or limited stock appreciation rights or both. The Plan also provides for the granting of restricted stock, deferred stock and performance shares (together, "Restricted Awards"). The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974, as amended, nor is the Plan a qualified plan within the meaning of section 401 (a) of the Internal Revenue Code of 1986, as amended. To date the Company has not issued stock appreciation rights, limited stock appreciation rights, deferred stock or performance shares.

     During fiscal 1999, the Board of Directors approved changes to the vesting schedules of Stock Option Agreements granted prior to fiscal 1999. Stock Option Agreements with an original vesting schedule for the options to become exercisable in four 25% installments commencing after two years will now commence after only one year, still at a rate of 25% per year. This plan modification did not result in any change from the intrinsic value of the options granted as measured pursuant to the requirement of APB 25. As such, no compensation expense was required to be recognized.

     During the year ended June 30, 2001, employees were granted options to purchase 102,300 shares of the Company's Common Stock at an exercise price of $16.00 per share. These options vest and become exercisable in five equal installments.

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

     As of June 30, 2001, 2000 and 1999 options covering 641,100, 613,300 and
580,700 shares, respectively, of Class A Common Stock were outstanding, of which 413,070, 298,030 and 174,000 shares were vested, respectively. There were 12,550 and 19,000 options exercised during fiscal year 2001 and 1999, respectively, and no options were exercised during fiscal 2000. In addition, 61,950, 55,800 and 81,400 options were canceled during the years ended June 30, 2001, 2000 and 1999, respectively.

     During June 2000, the Company granted 525,000 restricted shares of FTD.COM Class B Common Stock to employees of the Company in the form of restricted shares, which automatically converted into shares of FTD.COM Class A Common Stock. The employees will earn the restricted shares in exchange for future services to be provided to the Company over a three-year period. The Company recorded deferred compensation in the amount of $5.4 million, equal to the market value of the restricted shares at the date of grant. During the year ended June 30, 1999, employees were granted 70,000 shares of restricted stock with a weighted average fair value of $10.50 per share and a vesting period of five unequal annual installments. Also,

                             IOS BRANDS CORPORATION
during year ended June 30, 1999, 10,000 restricted shares previously granted were canceled. No restricted stock was granted in fiscal year 2001. The Company recognized compensation expense in general and administrative expenses of $0.5 million and $26,000 in fiscal years 2001 and 2000, respectively, related to grants of FTD.COM restricted stock.

     The Company did not grant any IOS restricted stock for fiscal years 2001 and 2000. The Company granted 70,000 shares of restricted stock in fiscal year 1999 and cancelled 10,000 restricted shares previously granted. The Company recognized compensation expense in general and administrative expenses of $0.2 million, in each of the fiscal years ended 2001, 2000 and 1999, related to grants of IOS restricted stock.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan and accordingly, no compensation cost has been recognized for options granted under the Plan since the option price was equal to or greater than the market price at the date of the grant. Had compensation cost for the Plan been determined based on the fair value at the grant dates for options under the Plan consistent with SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown in the table below:

  Pro Forma Results

                                2001         2001         2000         2000         1999         1999
                             AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                             -----------   ---------   -----------   ---------   -----------   ---------
Net income (loss) available
  to common stockholders
  (in thousands)...........    $12,951      $12,686     $(15,137)    $(15,369)     $(2,935)     $(3,067)
Earnings per share:
  Basic....................    $  0.88      $  0.87     $  (0.99)    $  (1.00)     $ (0.19)     $ (0.20)
  Diluted..................    $  0.87      $  0.85     $  (0.99)    $  (1.00)     $ (0.19)     $ (0.20)

     The pro forma disclosures shown are not representative of the future effects on net income and earnings per share.

     The fair values of the options granted under the Plan during fiscal 2001, 2000 and 1999 were determined at the grant date using the Black-Scholes single option reduced term pricing model. The significant assumptions used to calculate the fair value of option grants were: risk-free interest rates ranging from 4.27% to 6.00%, expected volatility ranging from 0% to 50%, expected lives of
3.5 to 3.83 years, price per share ranging from $10.50 to $25.00 and no expected dividends for the shares.

                             IOS BRANDS CORPORATION

  Summary Stock Option Activity

                                                   CLASS A                             WEIGHTED AVERAGE
                                                COMMON STOCK       WEIGHTED AVERAGE     FAIR VALUE OF
                                              NUMBER OF OPTIONS     EXERCISE PRICE     OPTIONS GRANTED
                                              -----------------    ----------------    ----------------
Outstanding at June 30, 1998................       519,000               8.79
  Granted...................................       162,100              10.50                1.75
  Exercised.................................       (19,000)              3.75
  Canceled..................................       (81,400)              9.15
                                                   -------              -----
Outstanding at June 30, 1999................       580,700               9.38
  Granted...................................        88,400              25.00                7.96
  Canceled..................................       (55,800)             13.31
                                                   -------              -----
Outstanding at June 30, 2000                       613,300              11.28
  Granted...................................       102,300              16.00                5.08
  Exercised.................................       (12,550)              6.03
  Canceled..................................       (61,950)             19.08
                                                   -------              -----
Outstanding at June 30, 2001................       641,100              11.38
                                                   =======              =====
Exercisable at June 30, 2001................       413,070               9.11
Exercisable at June 30, 2000................       298,030               8.88
Exercisable at June 30, 1999................       174,000               8.45

  Stock Options Outstanding

                                                                                      OPTIONS EXERCISABLE
                                             OPTIONS OUTSTANDING                  ---------------------------
                               -----------------------------------------------                    WEIGHTED
                                            WEIGHTED AVERAGE       WEIGHTED                       AVERAGE
                                NUMBER         REMAINING           AVERAGE         NUMBER         EXERCISE
RANGE OF EXERCISE PRICES       OF SHARES    CONTRACTUAL LIFE    EXERCISE PRICE    OF SHARES        PRICE
------------------------       ---------    ----------------    --------------    ---------    --------------
                                               (IN YEARS)
$3.75........................   128,000           5.92              $ 3.75         128,000         $ 3.75
$7.75-10.50..................   199,300           6.80              $ 9.11         117,570         $ 8.67
$12.50.......................   100,000           5.93              $12.50         100,000         $12.50
$15.00-16.00.................   167,000           7.68              $15.46          67,500         $15.00
$25.00.......................    46,800           8.25              $25.00              --             --

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

                             IOS BRANDS CORPORATION

     Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to four years after the date of grant. All currently outstanding options were granted with an exercise price equal to either the fair market value on (a) the date of grant or (b) the optionee's first date of employment with FTD.COM. Changes in options outstanding are summarized as follows:

                                                           OPTIONS OUTSTANDING
                                            -------------------------------------------------
                                                             RANGE OF        WEIGHTED-AVERAGE
                                             OPTIONS      EXERCISE PRICES     EXERCISE PRICE
                                            ----------    ---------------    ----------------
Balance, June 30, 1999....................          --         --                     --
  Granted.................................   2,499,300    $2.88-$16.00            $10.04
  Exercised...............................          --         --                     --
  Recaptured or terminated................  (2,351,300)    4.72-16.00              10.34
                                            ----------
Balance, June 30, 2000....................     148,000     2.88-16.00             $ 5.20
  Granted.................................     160,000      1.94-2.69               2.05
  Exercised...............................          --         --                     --
  Recaptured or terminated................     (48,000)     2.88-7.75               4.17
                                            ----------
Balance, June 30, 2001....................     260,000     $1.94-$8.00            $ 3.46
                                            ==========

     There were 25,000 stock options exercisable, with a weighted average exercise price of $5.70, at June 30, 2001. There were no options exercisable at June 30, 2000. The following table summarizes information regarding stock options outstanding at June 30, 2001.

   RANGE OF         OPTIONS     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING    REMAINING LIFE     EXERCISE PRICE
---------------   -----------   ----------------   ----------------
                                   (IN YEARS)
 $1.94-$2.91        205,000           9.41              $2.24
    $8.00            55,000           8.47               8.00
                    -------           ----              -----
Total Options       260,000           9.21              $3.46
                    =======           ====              =====

     Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of options in fiscal year 2001 and 2000, was $1.21 and $0.98 per option, respectively.

                                                              2001    2000
                                                              ----    ----
Risk-free interest rate.....................................  4.8%    6.2%
Expected dividend yield.....................................    0%      0%
Expected volatility.........................................   75%     75%
Estimated lives of options (in years).......................  4.0     4.0

     Based on the above assumptions, FTD.COM would have recognized an additional $45,000 and $9,000 of compensation expense in fiscal years 2001 and 2000, respectively, if the estimated costs of the outstanding granted stock options had been recorded in the financial statements.

     Options granted throughout fiscal years 2001 and 2000 vest equally each year over a four-year period from the date of grant. As a result, the estimated cost indicated above reflects only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

     FTD.COM granted 1,355,000 restricted shares of stock at a weighted-average fair value, at the dates of grant, of $2.87 in fiscal year 2000 to key members of FTD.COM's management. No restricted shares were

                             IOS BRANDS CORPORATION
granted in fiscal year 2001 or prior to fiscal year 2000. FTD.COM recognized compensation -- related general and administrative expenses of $1.3 million and $0.2 million in fiscal year 2001 and 2000, respectively, related to the grants of restricted stock. The restricted stock vests equally each year over a three year period from the date of grant.

(12) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

(13) CAPITAL STOCK TRANSACTIONS

     The Company's Class A and non-voting Class B Common Stock rank equally and, except with respect to voting power, are substantially identical in all material respects. Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis at the option of the holder. The Company is authorized to establish and designate one or more series of preferred stock.

     The Company repurchased into treasury 12,550, 7,882 and 66,183 shares of Class A Common Stock at an approximate cost of $201,000, $85,000 and $844,000 during fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, the Company settled an ongoing lawsuit whereby one of the Company shareholders, and former warrantholder, agreed to return 750,000 of the Company's Class B Common Stock, which the Company treated as treasury stock. During fiscal 1999, the Company repurchased 51,250 shares of Class B Common Stock at a cost of approximately $538,000.

                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Common Stock:
  Class A, shares outstanding
  Balance at beginning of year..............................  12,593    12,593    12,543
     Cancellation of shares issued..........................      --        --        (3)
     Adjustment made to Class A shares......................       5        --        --
     Sale of common stock to officers.......................      --        --        53
                                                              ------    ------    ------
  Balance at end of year....................................  12,598    12,593    12,593
                                                              ======    ======    ======
Class B, shares outstanding.................................   3,000     3,000     3,000
                                                              ======    ======    ======
Treasury Shares:
  Class A shares
     Balance at beginning of year...........................     221       213       213
       Issuance of treasury stock...........................     (13)       --       (66)
       Repurchase of treasury stock.........................      13         8        66
                                                              ------    ------    ------
     Balance at end of year.................................     221       221       213
                                                              ======    ======    ======
  Class B shares
     Balance at beginning of year...........................      51        51         0
       Repurchase of treasury stock.........................      --        --        51
       Shares received in settlement of lawsuit.............     750        --        --
                                                              ------    ------    ------
     Balance at end of year.................................     801        51        51
                                                              ======    ======    ======

                             IOS BRANDS CORPORATION

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

     On May 19, 1999, FTD.COM designated 90,000 shares of its preferred stock as Series A preferred stock ("Series A preferred stock"). On May 20, 1999, 30,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $3.0 million. On May 25, 1999, 60,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $6.0 million.

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

     During May 2000, FTD.COM granted 1,355,000 shares of FTD.COM Class A common stock to employees of FTD.COM in the form of restricted shares. During June 2000, the Company granted 525,000 shares of FTD.COM Class B common stock to employees of the Company in the form of restricted shares. There were no restricted shares granted by FTD.COM or the Company in fiscal year 2001. Upon completion of the above events, FTD owned approximately 83% of the outstanding common stock of FTD.COM through its ownership of 40,395,000 shares of Class B common stock.

                             IOS BRANDS CORPORATION

(15) MINORITY INTEREST IN SUBSIDIARY

     The Company's consolidated financial statements for the years ended June 30, 2001 and 2000 reflect the minority interest in FTD's subsidiary, FTD.COM. The minority interest in such subsidiary was 17% as of June 30, 2001 and 2000. The minority interest in FTD.COM's income was $1.9 million and in FTD.COM's loss was $4.4 for the years ended June 30, 2001 and 2000 respectively. The minority interest in FTD.COM's income, in fiscal year 2001, includes $0.5 million in tax benefit allocated to the minority interest pursuant to the tax sharing agreement among FTD, IOS, and FTD.COM, which provides that FTD.COM will pay its tax liability computed as if it were filing a separate return.

(16) REVENUES FROM THE SALE OF THE FLORAL SELECTIONS GUIDE ("FSG")

     As a condition of FTD affiliation, all FTD florists must purchase a FSG and related workbook every two years. The Company recognizes revenue related to the FSG when it is purchased by the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. For the year ended June 30, 2000, FTD did not recognize any FSG revenue. Revenue from sales of the FSG during the years ended June 30, 2001 and 1999 was $3.9 million and $2.8 million, respectively.

(17) SETTLEMENT GAIN

     On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the year ended June 30, 2001.

(18) FTD ASSOCIATION TERMINATION AGREEMENT

     On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001. The Termination Agreement, which contains limited two-year non-compete provisions, terminates both the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), and the Trademark License Agreement, dated December 18, 1994 (the "Trademark Agreement" and together with the Mutual Support Agreement, the "Association Agreements"), which were entered into in connection with the Acquisition between the Association and FTD. Pursuant to the Association Agreements, among other things: (i) existing and future members of the Association had the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members of the Association in good standing were provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products;
(iii) the Operating Company paid the Association an amount equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse; and (iv) the Operating Company and the Association were able to designate up to 20% but not fewer than two individuals to be elected to the other's board of directors.

     As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million of which is subject to a one-year escrow holdback. In fiscal 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees. The $1.4 million escrow holdback is reflected on the Company's balance sheet as restricted cash.

                             IOS BRANDS CORPORATION

(19) SEGMENT INFORMATION

     The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in February 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

     As a result of adopting SFAS No. 131, the Company has identified four reportable business segments based on the nature of its products and services and financial reports which are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, management reviews segment financial performance to the operating income level for the Direct to Consumer business segment, which consists solely of FTD.COM's operations, and to the gross margin level for the Company's remaining business segments.

     These business segments include Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer. The Member Services segment includes Clearinghouse, Flowers After Hours, Publications, Credit Card processing and its investment in Interflora, Inc. The Technology Products segment includes Mercury equipment, Mercury Advantage, Mercury Direct, and Mercury Wings systems, and the Mercury Network. In addition to the aforementioned, the Company's operations include Specialty Wholesaling (products supporting the retail floral and specialty gift industries) and the Direct to Consumer (Internet and telephone marketing of flowers and specialty gifts through FTD.COM) business segments.

     These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, management reviews segment financial performance to the operating income level for the Direct to Consumer business segment, which consists solely of FTD.COM's operations, and to the gross margin level for the Company's remaining business segments. Of the Company's assets totaling approximately $175 million as of June 30, 2001, the assets of FTD.COM totaled $27 million, of which $26 million was cash and cash equivalents. The assets of the Company's other three operating business segments share the majority of the remaining assets of $148 million. The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions, except for the Direct to Consumer segment, which has funded its operations since June 1999.

     The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1 of Notes to Consolidated Financial Statements. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

                             IOS BRANDS CORPORATION

     The following table details the Company's operating results by reportable business segment for the years ended June 30, 2001, 2000 and June 30, 1999.

                                                                                YEAR ENDED JUNE 30,
                                                 ----------------------------------------------------------------------------------
                                                                2001                                 2000                    1999
                                                 ----------------------------------   ----------------------------------   --------
                                                  GROSS                                GROSS                                GROSS
                                                 SEGMENT     ELIMS     CONSOLIDATED   SEGMENT     ELIMS     CONSOLIDATED   SEGMENT
                                                 --------   --------   ------------   --------   --------   ------------   --------
REVENUES:
  Member Services..............................  $102,563   $ (1,309)    $101,254     $ 95,572   $   (991)    $ 94,581     $ 82,475
  Technology Products..........................    37,407       (478)      36,929       36,703       (562)      36,141       35,221
  Specialty Wholesaling........................    52,550         --       52,550       49,419         --       49,419       51,830
  Direct to Consumer...........................   130,294    (12,777)     117,517       98,205    (10,619)      87,586       49,618
                                                 --------   --------     --------     --------   --------     --------     --------
    Total revenues.............................   322,814    (14,564)     308,250      279,899    (12,172)     267,727      219,144
                                                 --------   --------     --------     --------   --------     --------     --------
COSTS OF GOODS SOLD AND SERVICES PROVIDED:
  Member Services..............................    15,200     (2,097)      13,103       16,992     (2,267)      14,725       11,331
  Technology Products..........................    12,960         --       12,960       14,724         --       14,724       11,707
  Specialty Wholesaling........................    42,127         --       42,127       36,268         --       36,268       37,381
  Direct to Consumer...........................    91,756     (1,787)      89,969       69,925     (1,553)      68,372       38,848
                                                 --------   --------     --------     --------   --------     --------     --------
    Total costs of goods sold and services
      provided.................................   162,043     (3,884)     158,159      137,909     (3,820)     134,089       99,267
                                                 --------   --------     --------     --------   --------     --------     --------
OPERATING EXPENSES:
  Member Services, Technology Products, and
    Specialty Wholesaling......................   104,200     (6,949)      97,251      100,604     (4,654)      95,950       90,003
  Direct to Consumer...........................    31,281     (3,731)      27,550       64,492     (3,698)      60,794       19,130
                                                 --------   --------     --------     --------   --------     --------     --------
    Total operating expenses...................   135,481    (10,680)     124,801      165,096     (8,352)     156,744      109,133
                                                 --------   --------     --------     --------   --------     --------     --------
OPERATING INCOME (LOSS)........................  $ 25,290   $     --     $ 25,290     $(23,106)  $     --     $(23,106)    $ 10,744
                                                 ========   ========     ========     ========   ========     ========     ========
GROSS MARGIN BY SEGMENT:
  Member Services..............................  $ 87,363   $    788     $ 88,151     $ 78,580   $  1,276     $ 79,856     $ 71,144
  Technology Products..........................    24,447       (478)      23,969       21,979       (562)      21,417       23,514
  Specialty Wholesaling........................    10,423         --       10,423       13,151         --       13,151       14,449
  Direct to Consumer...........................    38,538    (10,990)      27,548       28,280     (9,066)      19,214       10,770
                                                 --------   --------     --------     --------   --------     --------     --------
    Total......................................  $160,771   $(10,680)    $150,091     $141,990   $ (8,352)    $133,638     $119,877
                                                 ========   ========     ========     ========   ========     ========     ========

                                                  YEAR ENDED JUNE 30,
                                                 ----------------------
                                                          1999
                                                 ----------------------

                                                  ELIMS    CONSOLIDATED
                                                 -------   ------------
REVENUES:
  Member Services..............................  $(1,305)    $ 81,170
  Technology Products..........................     (258)      34,963
  Specialty Wholesaling........................       --       51,830
  Direct to Consumer...........................   (4,148)      45,470
                                                 -------     --------
    Total revenues.............................   (5,711)     213,433
                                                 -------     --------
COSTS OF GOODS SOLD AND SERVICES PROVIDED:
  Member Services..............................       --       11,331
  Technology Products..........................       --       11,707
  Specialty Wholesaling........................     (432)      36,949
  Direct to Consumer...........................   (3,436)      35,412
                                                 -------     --------
    Total costs of goods sold and services
      provided.................................   (3,868)      95,399
                                                 -------     --------
OPERATING EXPENSES:
  Member Services, Technology Products, and
    Specialty Wholesaling......................    5,613       95,616
  Direct to Consumer...........................   (7,456)      11,674
                                                 -------     --------
    Total operating expenses...................   (1,843)     107,290
                                                 -------     --------
OPERATING INCOME (LOSS)........................  $    --     $ 10,744
                                                 =======     ========
GROSS MARGIN BY SEGMENT:
  Member Services..............................  $(1,305)    $ 69,839
  Technology Products..........................     (258)      23,256
  Specialty Wholesaling........................      432       14,881
  Direct to Consumer...........................     (712)      10,058
                                                 -------     --------
    Total......................................  $(1,843)    $118,034
                                                 =======     ========

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
IOS BRANDS Corporation:

     Under date of July 23, 2001, we reported on the consolidated balance sheets of IOS BRANDS Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation of qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
July 23, 2001

                             IOS BRANDS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          ADDITIONS
                                  --------------------------    COLLECTION     UNCOLLECTIBLE
                                    BALANCE       CHARGED TO    OF ACCOUNTS    ACCOUNTS AND     BALANCE AT
                                  BEGINNING OF     COST AND     PREVIOUSLY       INVENTORY        END OF
                                     PERIOD        EXPENSES     WRITTEN OFF     WRITE OFFS        PERIOD
                                  ------------    ----------    -----------    -------------    ----------
                                                               (IN THOUSANDS)
YEAR 2001
Allowance for doubtful accounts
  (shown As deduction from
  Accounts Receivable in the
  consolidated balance sheet)...     $3,596         $3,134          $ 1           $1,747          $4,984

Inventory valuation reserve
  (included in Inventories, net
  in the consolidated balance
  sheet)........................     $1,017         $  513          $--           $  509          $1,021

YEAR 2000
Allowance for doubtful accounts
  (shown as deduction from
  Accounts Receivable in the
  consolidated balance sheet)...     $1,681         $1,931          $15           $   31          $3,596

Inventory valuation reserve
  (included in Inventories, net
  in the consolidated balance
  sheet)........................     $1,188         $   --          $--           $  171          $1,017

YEAR 1999
Allowance for doubtful accounts
  (shown as deduction from
  Accounts Receivable in the
  consolidated balance sheet)...     $1,854         $  442          $53           $  668          $1,681

Inventory valuation reserve
  (included in Inventories, net
  in the consolidated balance
  sheet)........................     $1,675         $   --          $--           $  487          $1,188

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
   3.1     Restated Certificate of Incorporation of the Registrant
           (incorporated by reference to Exhibit 3.1 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).
   3.2     Bylaws of the Registrant (incorporated by reference to
           Exhibit 3.2 of the 1997 Form 10-K).
   4.1     Form of Subscription Agreement among FTD Corporation and
           certain stockholders of FTD Corporation (incorporated by
           reference to Exhibit 4.3 of Post-Effective Amendment No. to the Registrant's Registration Statement on Form S-1 (the
           "1995 FTD S-1")).
   4.2     Form of Subscription Agreement among FTD Corporation and
           Participating Members (incorporated by reference to Exhibit
           4.4 of Amendment No. 1 to the Registrant's Registration
           Statement on Form S-1 (the "1997 FTD S-1")).
  10.1     Credit Agreement, dated as of November 20, 1997, among the
           Registrant, Florists' Transworld Delivery, Inc. ("FTDI"),
           the various lending institutions party thereto (the
           "Lenders") and The First National Bank of Chicago, as Agent
           (the "Agent") (incorporated by reference to Exhibit 10.1 of the 1997 FTD S-1).
  10.2     Amendment No. 1 to Credit Agreement, dated as of December
           19, 1997, among the Registrant, FTDI, the Lenders and the
           Agent (incorporated by reference to Exhibit 10.2 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K")).
  10.3     Amendment No. 2 to Credit Agreement, dated as of May 24,
           1999, among the Registrant, FTDI, the Lenders and the Agent
           (incorporated by reference to Exhibit 10.3 of the 1999 Form
           10-K).
  10.4     Amendment No. 3 to Credit Agreement, dated as of July 7,
           2000, among the Registrant, FTDI, the Lenders and Bank One,
           NA (as successor to the First National Bank of Chicago), as
           Agent (incorporated by reference to Exhibit 10.20 to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (the "December 31, 2000 10-Q").
  10.5     Amendment No. 4, Waiver, Consent and Release to Credit
           Agreement, dated as of December 21, 2000, among the
           Registrant, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.21 to the December 31, 2000 10-Q).
  10.6     Pledge Agreement, dated May 24, 1999, by and among the
           Registrant, FTDI and the Agent (incorporated by reference to
           Exhibit 10.4 of the 1999 Form 10-K).
  10.7     Security Agreement, dated November 20, 1997, by and among
           the Registrant, FTDI and the Agent (incorporated by
           reference to Exhibit 10.3 of the 1997 FTD S-1).
  10.8     Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the Registrant, FTDI, BT
           Securities Corporation and Montgomery Securities
           (incorporated by reference to Exhibit 10.11 of the 1995 FTD
           S-1).
  10.9     Tax Sharing Agreement, dated as of December 19, 1994,
           between the Registrant and FTDI (incorporated by reference to Exhibit 10.12 of the 1995 FTD S-1).
 10.10     First Amendment to Tax Sharing Agreement, dated as of May
           19, 1999 among the Registrant, FTDI and FTD.COM INC.
           ("FTD.COM") (incorporated by reference to Exhibit 10.6 to
           FTD.COM's Registration Statement on Form S-1, as amended
           (the "FTD.COM S-1").
 10.11     Stockholders' Agreement, dated as of December 19, 1994,
           among the Registrant and certain stockholders of the
           Registrant (incorporated by reference to Exhibit 10.13 of
           the 1995 FTD S-1).
 10.12*    FTD Corporation Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.14 of the 1995 FTD S-1).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 10.13*    Letter dated August 18, 1998 regarding Robert L. Norton
           employment arrangements (incorporated by reference to
           Exhibit 10.12 of the 1997 Form 10-K).
 10.14*    Form of Secured Promissory Note to be made by Robert L.
           Norton (incorporated by reference to Exhibit 10.13 of the
           1997 Form 10-K).
 10.15*    Description of Key Management Incentive Plan (incorporated by reference to Exhibit 10.b of the FTDI Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1997).
 10.16*    Restricted Shares Agreement, dated as of June 12, 2000,
           between FTDI and Robert L. Norton (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form
           10-K for the fiscal year ended June 30, 2000 (the "2000 Form
           10-K").
 10.17*    Restricted Shares Agreement, dated as of June 12, 2000,
           between FTDI and Frances C. Piccirillo (incorporated by
           reference to Exhibit 10.18 of the 2000 Form 10-K).
 10.18*    Restricted Shares Agreement, dated as of June 12, 2000,
           between FTDI and Timothy R. Rasmussen (incorporated by
           reference to Exhibit 10.10 of the 2000 Form 10-K).
 10.19*    Secured Promissory Note between FTDI and Frederick K.
           Johnson dated as of October 30, 2000 (incorporated by
           reference to Exhibit 10.22 of the December 31, 2000 10-Q).
 10.20*    Secured Promissory Note between FTDI and Robert L. Norton
           dated as of October 30, 2000 (incorporated by reference to
           Exhibit 10.23 of the December 31, 2000 10-Q).
 10.21*    Secured Promissory Note between FTDI and Francis C.
           Piccirillo dated as of October 30, 2000 (incorporated by
           reference to Exhibit 10.24 of the December 31, 2000 10-Q).
 10.22     Termination Agreement, dated as of April 30, 2001, among
           FTDI and FTD Association (the "Association") (incorporated by reference to Exhibit 10.25 of the March 31, 2001 10-Q).
 10.23*+   Secured Promissory Note between FTDI and Robert L. Norton
           dated as of June 12, 2001.
 10.24*+   Secured Promissory Note between FTDI and Francis C.
           Piccirillo dated as of June 12, 2001.
 10.25*+   Secured Promissory Note between FTDI and Timothy R.
           Rasmussen dated as of June 12, 2001.
10.26+     Escrow Agreement, dated as of June 29, 2001, among FTDI, the
           Association, and Bank One Trust Company, National
           Association.
 10.27*+   Letter dated April 12, 2001 regarding Robert L. Norton
           employment arrangements.
 10.28     Form of Intercompany Services Agreement between FTDI and
           FTD.COM (incorporated by reference to Exhibit 10.2 of
           FTD.COM's S-1).
 10.29     Form of Trademark License Agreement between FTDI and FTD.COM
           (incorporated by reference to Exhibit 10.3 of the FTD.COM
           S-1).
 10.30     Form of Intercompany Indemnification Agreement between FTD
           Corporation, FTDI and FTD.COM (incorporated by reference to
           Exhibit 10.4 of the FTD.COM S-1).
 10.31     Form of Registration Rights Agreement between FTDI and
           FTD.COM (incorporated by reference to Exhibit 4.4 of the
           FTD.COM S-1).
 10.32     Form of Florists Online Hosting Agreement between FTDI and
           FTD.COM (incorporated by reference to Exhibit 10.7 of the
           FTD.COM S-1).
 10.33     Form of Commission Agreement between FTDI and FTD.COM
           (incorporated by reference to Exhibit 10.8 of the FTD.COM
           S-1).
  21.1     Subsidiaries of the Registrant (incorporated by reference to
           Exhibit 21.1 of the FTD S-1).
  24.1     Powers of Attorney (contained in the signature page of this
           Form 10-K).

---------------
 * Management contract or compensatory plan required to be filed as an Exhibit to the Form 10-K.

+ Filed as an Exhibit to this Form 10-K.