Form 10-K/A
period 2001-06-30
IOS BRANDS CORP
filed 2001-11-14
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO.1)


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


     As of October 31, 2001, there were 12,377,388 outstanding shares of the Registrant's Class A common stock, par value $0.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B convertible common stock, par value $0.0005 per share ("Class B Convertible Common Stock" and, together with Class A Common Stock, "Common Stock").


                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive information statement (filed pursuant to Regulation 14C) for the 2001 Annual Meeting of Stockholders (the "Information Statement") are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-K/A to the Annual Report of Form 10-K of IOS BRANDS Corporation for the fiscal year ended June 30, 2001, filed on August 6, 2001, amends and restates certain information contained in Item 1 of Part I, Items 6, 7 and 8 of Part II, Item 14 of Part IV and Notes 1, 2, 15 and 16 of the Notes to Consolidated Financial Statements thereof. These changes were necessary because the Company has restated its consolidated balance sheets and consolidated statements of stockholders' equity for the years ended June 30, 2001 and 2000 by reclassifying $44.2 million from minority interest in subsidiary to paid-in capital. The reclassification relates to the net proceeds of the September 28, 1999 FTD.COM IPO and related over allotment option exercise and the conversion of preferred stock of FTD.COM.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW


     IOS BRANDS Corporation (the "Registrant" or the "Company") is a Delaware corporation that was formed in 1994. As used in this Form 10-K/A, the terms the "Company" or "IOS" refer to IOS BRANDS Corporation and its wholly owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"). The operations of FTD, the Company's principal operating subsidiary, include those of its indirect wholly owned subsidiaries Renaissance Greeting Cards, Inc. ("Renaissance") and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share, is quoted on the NASDAQ National Market under the symbol "EFTD." As of June 30, 2001, FTD owned approximately 85% of FTD.COM's outstanding common shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.


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

     The following table illustrates the percentage of the Company's total revenue generated by the Company's segments as a percentage of total revenue for the three fiscal years ended June 30, 2001, 2000 and 1999:

                                          2001      2000      1999
                                          ----      ----      ----
 REVENUE:

 Member Services                          32.9%     35.3%     38.0%
 Technology Products                      12.0      13.5      16.4
 Specialty Wholesaling                    17.0      18.5      24.3
 Direct to Consumer                       38.1      32.7      21.3
                                          ----    ------    ------
 Total Revenue.....................      100.0%    100.0%    100.0%


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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this Form 10-K/A pursuant to instruction 3 to Item 401(b) of Regulation S-K:

       NAME                           AGE       EXECUTIVE OFFICERS
------------------                   ----    ---------------------
Robert L. Norton                       54    Chairman of the Board and President
Francis C. Piccirillo                  51    Chief Administrative Officer
Timothy M. Rasmussen                   41    Executive Vice President of Specialty Wholesaling
Michael J. Soenen                      31    President and Chief Executive Officer of FTD.COM INC
Randall L. Twyman                      37    Vice President of Finance and Treasurer
Jon R. Burney                          59    Vice President, General Counsel and Secretary

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data for the 1997 through 2001 fiscal years for the Company. The selected historical statement of operating data for the 1997 through 2001 fiscal years was derived from the audited consolidated financial statements of IOS. The financial data is qualified by reference to, and should be read in conjunction with the Company's consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A.

                       CONSOLIDATED IOS BRANDS CORPORATION

                                                                                YEAR ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------------
                                           2001                 2000                1999              1998                1997
                                        ----------           -----------         -----------         --------           --------
                                                            (Dollars in thousands except for per share data and ratios)
STATEMENT OF OPERATIONS DATA:
  Total revenue..................       $  308,250           $   267,727         $   213,433         $183,578           $181,120
  Cost of goods sold and services
    provided.....................          158,159               134,089              95,399           86,649             87,133
  Selling, general and
    administrative expenses......          124,801               156,744             107,290           84,615             82,566
                                        ----------           -----------         -----------         --------           --------
  Income (loss) from operations..           25,290               (23,106)             10,744           12,314             11,421
  Other expense, net.............            6,660                 4,006               6,699            9,115             12,752
  Income tax expense (benefit)...            3,771                (7,586)              3,192            2,102                416
  Minority interest(1)...........            1,908                (4,389)                 --               (1)               (14)
                                        ----------           -----------         -----------         --------           --------
Net income (loss) before
  extraordinary item............            12,951           $   (15,137)        $       853         $  1,098           $ (1,733)
                                        ==========           ===========         ===========         ========           ========
Extraordinary item(2):
  Loss on extinguishment of debt
     (net of income tax benefit).               --                    --              (3,714)            (835)                --
                                        ----------           -----------         -----------         --------           --------
Net income (loss)................       $   12,951           $   (15,137)        $    (2,861)        $    263           $ (1,733)
                                        ==========           ===========         ===========         ========           ========
Income (loss) per share:
  Basic before extraordinary item       $     0.88           $     (0.99)        $      0.05         $   0.07           $  (0.11)
  Diluted before extraordinary item     $     0.87           $     (0.99)        $      0.05         $   0.07           $  (0.11)
  Extraordinary item.............       $      --            $        --         $     (0.24)        $  (0.05)          $     --
  Basic earnings (loss) per share       $     0.88           $     (0.99)        $     (0.19)        $   0.02           $  (0.11)
  Diluted earnings (loss) per share     $     0.87           $     (0.99)        $     (0.19)        $   0.02           $  (0.11)

OTHER DATA:

  Depreciation and amortization..       $    9,487           $     8,628         $     7,307         $  9,570           $ 15,606
  Capital expenditures...........       $    3,952                15,655               8,970            1,942              2,614

                                        RESTATED             RESTATED


BALANCE SHEET DATA:
  (at end of period)
  Working capital (deficit)......       $   13,736           $       778         $    (8,285)        $ (4,148)          $  5,339
  Total assets...................          175,351               171,466             144,697          154,486            181,724
  Long-term debt, including current
    portion......................           54,875                54,750              51,750           58,130             82,400
  Total equity...................       $   51,139           $    47,849         $    23,778         $ 27,924           $ 27,172


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

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by IOS's operations and summarizes IOS's historical results of operations for the fiscal years ended June 30, 2001, 2000 and 1999:

                                                             YEAR ENDED JUNE 30,
                                                      ----------------------------------
                                                         2001         2000        1999
                                                      ---------   ---------    ---------
                                                               (IN THOUSANDS)

REVENUE:

Member Services ...................................   $ 101,254   $  94,581    $  81,170
Technology Products ...............................      36,929      36,141       34,963
Specialty Wholesaling .............................      52,550      49,419       51,830
Direct to Consumer ................................     117,517      87,586       45,470
                                                      ---------   ---------    ---------
     Total revenue ................................     308,250     267,727      213,433
COST OF GOODS SOLD AND SERVICES PROVIDED:
Member Services ...................................      13,103      14,725       11,331
Technology Products ...............................      12,960      14,724       11,707
Specialty Wholesaling .............................      42,127      36,268       36,949
Direct to Consumer ................................      89,969      68,372       35,412
                                                      ---------   ---------    ---------
     Total cost of goods sold and services provided     158,159     134,089       95,399
OPERATING EXPENSES:

Advertising and selling ...........................      74,165     102,870       64,992
General and administrative ........................      50,636      53,874       42,298
                                                      ---------   ---------    ---------
     Total operating expenses .....................     124,801     156,744      107,290
                                                      ---------   ---------    ---------
Income (loss) from operations .....................   $  25,290   $ (23,106)   $  10,744
                                                      =========   =========    =========

     The Company generates its revenue from four principal segments. These segments have been classified as Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer.

Member Services consists of floral services provided by both FTD and VNS consisting primarily of:

     o Clearinghouse, which provides order billing and collection services to both the sending and receiving florists. The Company receives a percentage of the order value for these services.

     o Flowers After Hours, which is the Company's call-forwarding service whereby the Company takes orders for participating florists when that florist's shop is closed or otherwise unavailable. The Company charges a fee for each transaction processed by Flowers After Hours.

     o Publications, which consists of sales of the Directory that is published on a quarterly basis in both CD-ROM and paper book form. Publications also include revenues attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online hosted through FTD.COM's www.ftd.com Web site pursuant to a Web site hosting agreement with FTD.COM.

     o Credit Card processing, which is a service offered to participating florists whereby the Company pools the participating florists credit card transactions to secure more favorable terms on such transactions than the florists could secure individually.

     o Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. The joint venture gives FTD members access to a floral service organization with non-FTD member florists, enabling FTD florists to transmit and receive orders outside North America.

     Technology Products consists primarily of:

     o Mercury equipment, Mercury Advantage systems, Mercury Direct, and Mercury Wings systems sales, which includes both sales and leasing of hardware and software to florists.

     o Mercury Network, which is FTD's proprietary telecommunications network used by florists to transmit orders through the Company's Clearinghouse or competing clearinghouses.

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


     The minority interest in earnings of subsidiary was an expense of $1.9 million for the year ended June 30, 2001, compared to a benefit of $4.4 million for the year ended June 30, 2000 and fluctuated primarily as a result of an increase in the Direct to Consumer segment net income. The minority's interest was approximately 15% at June 30, 2001.


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


     The minority interest in loss of subsidiary of $4.4 million for the year ended June 30, 2000, reflected on the consolidated statements of operations and comprehensive income, represents the net loss attributable to the minority shareholders for the period. The minority's interest was approximately 13% as of June 30, 2000.


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

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE
DATA):

                                       FIRST      SECOND      THIRD      FOURTH
         FISCAL 2001                  QUARTER     QUARTER    QUARTER    QUARTER
         -----------                  -------    -------    --------   ---------

Total revenue                         $ 64,324   $ 77,002   $ 84,718   $ 82,206
Gross profit                            33,077     39,016     39,728     38,270
Income from operations                   2,974      5,498      6,399     10,419
                                      --------   --------   --------   --------
Net income (loss) (1)                   10,586      2,684      3,151     (3,470)
                                      ========   ========   ========   ========

Basic income (loss) per share (2)     $   0.70   $   0.19   $   0.22   $  (0.24)
Diluted income (loss) per share (2)   $   0.69   $   0.18   $   0.21   $  (0.24)


                                     FIRST      SECOND      THIRD      FOURTH
         FISCAL 2001               QUARTER     QUARTER     QUARTER     QUARTER
         -----------               -------     -------     --------   ---------
Total revenue                      $ 51,433    $ 67,618    $ 69,934    $ 78,742
Gross profit                         26,415      33,827      35,024      38,372
Loss from operations                 (4,193)    (10,355)     (5,658)     (2,900)
                                   --------    --------    --------    --------
Net loss                             (3,774)     (6,791)     (3,756)       (816)
                                   ========    ========    ========    ========

Basic and diluted loss per share   $  (0.25)   $  (0.44)   $  (0.24)   $  (0.06)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant required by this item are set forth on pages F-1 through F-27 of this form 10-K/A and the related schedule is set forth on page F-29 of this form 10-K/A.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be set forth under the caption "Executive Compensation" in the Information Statement and, except for the information under the captions "Executive Compensation - Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparison," is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     (1) & (2) The consolidated financial statements and schedule which are filed with this Form 10-K/A are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

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

                                       IOS BRANDS Corporation

                                       By: /s/ Robert L. Norton
                                           -------------------------------
                                           Name: Robert L. Norton
                                           Title: Chairman of the Board of
                                           Directors and President
                                           Date: November 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                    DATE
-------------------------    ------------------------------  -------------------

            *                 Chairman of the Board of        November 14, 2001
-------------------------     Directors and President
     Robert L. Norton         (Principal Executive Officer)


            *                 Vice President of Finance       November 14, 2001
-------------------------     (Principal Accounting and
     Randall L. Twyman        Financial Officer)

            *                 Director                        November 14, 2001
-------------------------
        Habib Gorgi

            *                 Director                        November 14, 2001
-------------------------
      Steve Pagliuca

            *                 Director                        November 14, 2001
-------------------------
     Richard C. Perry

            *                 Director                        November 14, 2001
-------------------------
      William Vernon


* The undersigned by signing his name hereunto has hereby signed this Amendment No. 1 to Annual Report on Form 10-K on behalf of the above-named directors and officers, on November 14, 2001, pursuant to a power of attorney executed by each such director and officer and previously filed with the Securities and Exchange Commission.

By: /s/ Robert L. Norton
    ---------------------
    Robert L. Norton

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


Independent Auditors' Report.............................................   F-2
Consolidated Balance Sheets as of June 30, 2001 (restated) and 2000
(restated)...............................................................   F-3
Consolidated Statements of Operations and Comprehensive Income for the
   years ended June 30, 2001, 2000 and 1999..............................   F-4
Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 2001 (restated), 2000 (restated) and 1999...................   F-5
Consolidated Statements of Cash Flows for the years ended
     June 30, 2001, 2000 and 1999........................................   F-6
Notes to Consolidated Financial Statements...............................   F-7
Independent Auditors' Report on Financial Statement Schedule.............   F-28
Schedule II-- Valuation and Qualifying Accounts..........................   F-29

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


     The consolidated balance sheets as of June 30, 2001 and 2000, and the consolidated statements of stockholders' equity for the years then ended have been restated as discussed in Note 2.


/s/ KPMG LLP


Chicago, Illinois
July 23, 2001, except as to Notes 1, 2, 15 and 16, which are as of November 9, 2001

                          IOS BRANDS CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 2001 AND 2000
                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  2001            2000
                                ASSETS                                          RESTATED        RESTATED
                                ------                                         ----------      ----------
CURRENT ASSETS:

       Cash and cash equivalents                                               $  30,890       $  20,825
       Restricted cash                                                             1,400            --
       Accounts receivable, less allowance for doubtful accounts
           of $4,984 at June 30, 2001 and  $3,596 at June 30, 2000                23,251          22,893
       Inventories, net                                                           12,469          14,201
       Deferred income taxes                                                       3,556           2,901
       Prepaid expenses and other                                                  2,851           2,302
                                                                               ---------       ---------
             TOTAL CURRENT ASSETS                                                 74,417          63,122

PROPERTY AND EQUIPMENT:

       Land and improvements                                                       1,600           1,600
       Building and improvements                                                   8,883           8,697
       Mercury consoles                                                            8,331          21,850
       Furniture and equipment                                                    23,435          22,333
                                                                               ---------       ---------
            Total                                                                 42,249          54,480
       Less accumulated depreciation                                              26,592          37,013
                                                                               ---------       ---------
            Property and equipment, net                                           15,657          17,467

OTHER ASSETS:

       Deferred income taxes                                                       5,942           9,359
       Other noncurrent assets                                                    13,301          12,742
       Goodwill and other intangibles, less accumulated amortization of
           $19,350 at June 30, 2001 and $16,608 at June 30, 2000                  66,034          68,776
                                                                               ---------       ---------
            TOTAL OTHER ASSETS                                                    85,277          90,877
                                                                               ---------       ---------
            TOTAL ASSETS                                                       $ 175,351       $ 171,466
                                                                               =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Book overdrafts                                                         $   8,013       $   4,482
       Accounts payable
                                                                                  32,974          37,224
       Customer deposits                                                           9,430          10,463
       Unearned income                                                             1,356           1,097
       Other accrued liabilities                                                   8,908           9,078
                                                                               ---------       ---------
            TOTAL CURRENT LIABILITIES                                             60,681          62,344

Long-term debt                                                                    54,875          54,750
Post-retirement benefits and accrued pension obligations, less current             5,957           5,517
portion

Minority interest in subsidiary                                                    2,699           1,006

STOCKHOLDERS' EQUITY:
       Preferred stock:  $0.01 par value, 1,000,000 shares authorized, no
       shares issued and outstanding                                                  --              --
       Common stock:
            Class A, $0.01 par value, 30,000,000 shares authorized;
       12,598,227 and 12,593,227 shares issued at June 30, 2001 and 2000,
       respectively                                                                  126             123
            Class B Convertible, $0.0005 par value, 3,000,000 shares
       authorized; 3,000,000 shares issued at June 30, 2001 and 2000,
       respectively                                                                    2               2
       Paid-in capital                                                            82,226          81,388
       Accumulated deficit                                                       (12,760)        (25,711)
       Accumulated other comprehensive income (loss)                                (564)           (106)
       Unamortized restricted stock                                               (3,778)         (5,902)
       Treasury stock at cost, 220,839 and 220,839 shares of Class A and
       801,250 and 51,250 shares of Class B convertible as of June 30, 2001
       and 2000, respectively                                                    (14,113)         (1,945)
                                                                               ---------       ---------
            TOTAL STOCKHOLDERS' EQUITY                                            51,139          47,849
                                                                               ---------       ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 175,351       $ 171,466
                                                                               =========       =========


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IOS BRANDS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           2001            2000             1999
                                                                         ---------       ---------       ---------
REVENUES                                                                 $ 308,250       $ 267,727       $ 213,433

COSTS OF GOODS SOLD AND SERVICES PROVIDED                                  158,159         134,089          95,399

OPERATING EXPENSES:

      Advertising and selling                                               74,165         102,870          64,992
      General and administrative                                            50,636          53,874          42,298
                                                                         ---------       ---------       ---------
                      Total operating expenses                             124,801         156,744         107,290

                      Income (loss) from operations                         25,290         (23,106)         10,744
                                                                         ---------       ---------       ---------

OTHER INCOME AND EXPENSES:

      Interest income                                                       (1,474)         (1,905)           (619)
      Interest                                                               5,195           5,677           6,890
      expense
      Foreign exchange loss                                                    433             235             628
      Other income                                                         (12,029)             (1)           (200)
      Other expense                                                         14,535
                                                                         ---------       ---------       ---------

                      Total other income and expenses                        6,660           4,006           6,699
                                                                         ---------       ---------       ---------

                      Income (loss) before income tax, minority
                      interest and extraordinary item                       18,630         (27,112)          4,045

Income tax expense (benefit)                                                 3,771          (7,586)          3,192
Minority interest                                                            1,908          (4,389)           --

                      Net income (loss) before extraordinary item           12,951         (15,137)            853
                                                                         ---------       ---------       ---------
EXTRAORDINARY ITEM:

      Loss on early extinguishment of debt,
            net of income tax benefit of $3,428                                 --              --          (3,714)
                                                                         ---------       ---------       ---------

                      Net income (loss)                                     12,951         (15,137)         (2,861)

                            Dividends on subsidiary preferred stock             --              --             (74)
                                                                         ---------       ---------       ---------

                      Net income (loss) available for common
                      stockholders                                       $  12,951        ($15,137)        ($2,935)
                                                                         =========        ========         =======

OTHER COMPREHENSIVE INCOME (LOSS):

      Foreign currency translation adjustments                                 (29)            (10)              3

      Minimum pension liability adjustment, net of
      income tax expense of $252                                              (429)             --              --
                                                                         ---------       ---------       ---------
                      Comprehensive income (loss)                        $  12,493        ($15,147)        ($2,858)
                                                                         =========        ========         =======

NET INCOME (LOSS) PER COMMON SHARE - BASIC:

      Net income (loss) before extraordinary item                        $    0.88          ($0.99)      $    0.05
      Extraordinary item                                                        --              --           (0.24)
                                                                         ---------       ---------       ---------
      Net income (loss) per share                                        $    0.88          ($0.99)         ($0.19)
                                                                         =========       =========       =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

      Net income (loss) before extraordinary item                        $    0.87          ($0.99)      $    0.05
      Extraordinary item                                                        --              --           (0.24)
                                                                         ---------       ---------       ---------
      Net income (loss) per share                                        $    0.87          ($0.99)         ($0.19)
                                                                         =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      Basic                                                                 14,655          15,328          15,355
                                                                         =========       =========       =========
      Diluted                                                               14,903          15,328          15,355
                                                                         =========       =========       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        IOS BRANDS CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                            (IN THOUSANDS)


                                                                        2001           2000
                                                                       RESTATED       RESTATED         1999
                                                                       --------       --------       --------
Common stock at stated value
       Balance at beginning of year                                    $    125       $    125       $    128
            Adjustment made to Class A shares                                 3           --             --
            Cancellation of shares issued in 1998 Stock Offering
                                                                           --             --               (3)
                                                                       --------       --------       --------
       Balance at end of year                                          $    128       $    125       $    125
                                                                       ========       ========       ========

Paid-in Capital
       Balance at beginning of year                                    $ 81,388       $ 37,170       $ 36,893
            Adjustment for subsidiary stock issuance (see Note 2)          --           44,218           --
            Cancellation of shares issued in 1998 Stock Offering           --             --              (26)
            Adjustment made to Class A shares                                (3)          --             --
            Issuance of stock, previously held in treasury                   42           --             --
            Tax benefit of restricted stock vesting                         799           --             --
            Issuance of common stock to officers                           --             --              303
                                                                       --------       --------       --------
       Balance at end of year                                          $ 82,226       $ 81,388       $ 37,170
                                                                       ========       ========       ========

Accumulated Deficit
       Balance at beginning of year                                    ($25,711)      ($10,648)      ($ 7,713)
            Net income (loss)                                            12,951        (15,137)        (2,861)
            Dividends on Series A preferred stock of subsidiary            --               74            (74)
                                                                       --------       --------       --------
       Balance at end of year                                          ($12,760)      ($25,711)      ($10,648)
                                                                       ========       ========       ========

Accumulated Other Comprehensive Income (Loss)
       Balance at beginning of year                                    ($   106)      ($    96)      ($    99)
            Foreign currency translation adjustment                         (29)           (10)             3
            Minimum pension liability adjustment                           (429)          --             --
                                                                       --------       --------       --------
       Balance at end of year                                          ($   564)      ($   106)      ($    96)
                                                                       ========       ========       ========

Unamortized Restricted Stock
       Balance at beginning of year                                    ($ 5,902)      ($   913)      ($   511)
            Cancellation of restricted stock                                101           --             --
            Issuance of restricted stock                                   --           (5,432)          (630)
            Amortization of restricted stock                              2,023            443            228
                                                                       --------       --------       --------
       Balance at end of year                                          ($ 3,778)      ($ 5,902)      ($   913)
                                                                       ========       ========       ========

Treasury Stock

       Balance at beginning of year                                    ($ 1,945)      ($ 1,860)      ($   774)
            Settlement of lawsuit                                       (12,000)          --             --
            Issuance of stock, previously held in treasury                   33           --             --
            Repurchase of common stock                                     (201)           (85)        (1,382)
            Issuance of common stock to officers                            --             --              296
                                                                       --------       --------       --------
       Balance at end of year                                          ($14,113)      ($ 1,945)      ($ 1,860)
                                                                       ========       ========       ========

Total Stockholders' Equity                                             $ 51,139       $ 47,849       $ 23,778
                                                                       ========       ========       ========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IOS BRANDS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                       2001          2000           1999
                                                                                     --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                              $ 12,951       ($15,137)      ($ 2,861)
      Adjustments to reconcile net income (loss) to net
                cash provided by (used in) operating activities:
           Settlement gain                                                            (12,000)          --             --
           Depreciation and amortization                                                9,487          8,628          7,307
           Amortization of deferred financing costs and original issue discount           281            280          2,323
           Deferred compensation expense                                                2,064            443            228
           Web site development charge (gain)                                           4,403           (524)          --
           Provision for doubtful accounts                                              3,134          1,931            442
           Deferred income taxes                                                        3,561         (7,775)          (431)
           Minority interest in gain (loss) of subsidiary                               1,908         (4,389)          --
           Increase (decrease) in cash due to change in:
                Restricted cash                                                        (1,400)          --             --
                Accounts receivable                                                    (3,492)        (2,010)           849
                Inventories                                                             1,732           (560)          (380)
                Prepaid expenses                                                         (691)           866         (3,231)
                Other noncurrent assets                                                   297          1,462            423
                Accounts payable                                                       (3,726)         3,956          2,562
                Accrued customer incentive programs                                      (365)        (4,683)        (7,874)
                Other accrued liabilities, unearned income,
                     and customer deposits                                               (252)         3,805         (1,861)
                                                                                     --------       --------       --------
                          Net cash provided by (used in) operating activities          12,965         (8,780)        (2,504)
                                                                                     --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (3,952)       (15,655)        (8,970)
      Officer notes receivable                                                         (1,928)          (149)          (214)
                                                                                     --------       --------       --------
                          Net cash used in investing activities                        (5,880)       (15,804)        (9,184)
                                                                                     --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds of revolving credit borrowings                                      91,325         68,875         62,000
      Repayments of long-term debt                                                    (91,250)       (65,925)       (69,051)
      Proceeds from the issuance of Series A 8% redeemable convertible
           preferred stock by subsidiary                                                 --             --            9,000
      Cancellation of common stock                                                       --             --              (29)
      Issuance of subsidiary common stock                                              35,604           --             --
      Book overdrafts                                                                   3,531          4,482           --
      Repurchase of common stock                                                         (168)           (85)        (1,382)
                                                                                     --------       --------       --------
                          Net cash provided by financing activities                     3,438         42,951            538
                                                                                     --------       --------       --------

      Effect of foreign exchange rate changes on cash                                     (29)           (10)             3
      Minimum pension liability adjustment                                               (429)          --             --
                                                                                     --------       --------       --------
      Net increase (decrease) in cash and cash equivalents                             10,065         18,357        (11,147)

      Cash and cash equivalents at beginning of period                                 20,825          2,468         13,615
                                                                                     --------       --------       --------

      Cash and cash equivalents at end of period                                     $ 30,890       $ 20,825       $  2,468
                                                                                     ========       ========       ========

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for:

           Interest                                                                  $  4,989       $  4,958       $  6,103
                                                                                     ========       ========       ========
           Income taxes                                                              $    259       $    119       $    403
                                                                                     ========       ========       ========

                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             IOS BRANDS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS


     IOS BRANDS Corporation (the "Registrant" or the "Company") is a Delaware corporation that was formed in 1994. As used in this Form 10-K/A, the terms the "Company" or "IOS" refer to IOS BRANDS Corporation and its wholly owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"). The operations of FTD, the Company's principal operating subsidiary, include those of its indirect wholly owned subsidiaries Renaissance Greeting Cards, Inc. ("Renaissance") and FTD Canada, Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share, is quoted on the NASDAQ National Market under the symbol "EFTD." As of June 30, 2001, FTD owned approximately 85% of FTD.COM's outstanding common shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.


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

EARNINGS PER SHARE

        The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the computation of basic and diluted net income (loss) per share for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:

                                                                          Year ended June 30,
                                                                -------------------------------------
                                                                 2001          2000             1999
                                                                --------     --------         -------
                                                                 (in thousands, except per share data)
Net income (loss)                                               $ 12,951     $(15,137)        $(2,935)
                                                                ========     =========        ========
Weighted average basic shares of Common Stock outstanding         14,655        15,328          15,355
Effect of dilutive securities:
    Unvested restricted shares of Class A Common Stock                90         --              --
    Options to purchase shares of Class A Common Stock               158         --              --
                                                                  ------        ------          ------
Weighted average diluted shares of Common Stock outstanding       14,903        15,328          15,355
                                                                  ======        ======          ======
Basic net income (loss) per share of Common Stock                  $0.88       $(0.99)         $(0.19)
                                                                   =====       =======         =======
Diluted net income (loss) per share of Common Stock                $0.87       $(0.99)         $(0.19)
                                                                   =====       =======         =======


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

     Revenues earned by FTD.COM are recorded when the order is fulfilled. Generally, when a customer makes a purchase that will be fulfilled by a florist, FTD.COM receives the order, charges the customers' credit card, and transmits the order to Mercury Network, which is owned by FTD. The Mercury Network then transmits the order to the filling florist. FTD.COM recognizes 100% of the order value as revenue. In addition, FTD.COM receives service fees for processing floral orders. The service fee for orders placed over the Internet is $7.99 and the service fee for orders placed over the telephone is $9.99. Orders that are not fulfilled by a florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor. From time to time, discounts are offered in connection with product promotions or holiday promotions to selected customer groups. Order revenues and service fees are reported net of discounts.

     The Company follows the provisions of SOP 97-2, Software Revenue Recognition as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements. SOP 97-2 requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold. For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training are recognized at the time of occurrence. The Company currently records revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The adoption of SAB 101 did not have an effect on the Company's consolidated financial position or results of operations.

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

(2) RESTATEMENT

     The Company has restated its consolidated balance sheets as of June 30, 2001 and 2000, and its consolidated statements of stockholders' equity for the years then ended by reclassifying $44.2 million from minority interest in subsidiary to paid-in capital. The reclassification relates to the net proceeds of the September 28, 1999 IPO and over allotment option and the conversion of preferred stock of FTD.COM (see Note 15). The following table sets forth balances as originally reported and as restated (dollars in thousands):


                                                        June 30, 2001                              June 30, 2000
                                              ---------------------------------           --------------------------------
                                              As Reported           As Restated           As Reported          As Restated
                                              -----------           -----------           -----------          -----------
Minority interest in subsidiary                 $46,917                $2,699               $45,224               $1,006
Paid-in capital                                 $38,008               $82,226               $37,170              $81,388


(3) INTANGIBLES

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

     At June 30, 2001 and 2000, goodwill and other intangible assets relating to the merger consisted of the following:

                                                    2001        2000
                                                  -------     -------
                                                     (in thousands)

       Goodwill................................   $68,384     $68,384
       Trademarks..............................    15,000      15,000
       Software................................     2,000       2,000
                                                  -------     -------
       Total intangibles.......................    85,384      85,384
       Less accumulated amortization...........    19,350      16,608
                                                  -------     -------
       Net intangibles total...................   $66,034     $68,776
                                                  =======     =======

(4) FINANCING ARRANGEMENTS

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

LONG-TERM DEBT

    At June 30, 2001 and 2000 long-term debt consisted of the following:

                                        2001         2000
                                      -------      -------
                                         (in thousands)

Multiple Draw Term Loan Facility .....$30,000      $38,750
Revolving Credit Facility ............ 24,875       16,000
                                      -------      -------
          Total long-term debt .......$54,875      $54,750
                                      =======      =======

     The Company estimated the fair value of long-term debt based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity dates. The fair value approximates the carrying value of long-term debt as of June 30, 2001 and June 30, 2000.

     Aggregate maturities of debt at June 30, 2001 were as follows:

                   FISCAL YEAR         PAYMENT AMOUNT
                   -----------         --------------
                                       (in thousands)
                      2002                 $11,250
                      2003                  13,750
                      2004                  29,875
                                           -------
                      Total                $54,875
                                           =======

     The outstanding debt balance of $54,875 was classified as long-term debt at June 30, 2001 as the Company intends to refinance the current portion of the Multiple Draw Term Loan Facility with borrowings under its Revolving Credit Facility, which is due on December 31, 2003.

(5) LEASES

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

               DESCRIPTION                        2001         2000
               -----------                       ------      -------
                                                (in thousands)

 Mercury consoles                                $8,331      $21,850
 Mercury Wings systems                            2,000        2,000
                                                 ------      -------
      Total                                      10,331       23,850
 Less: accumulated depreciation                   8,942       21,960
                                                 ------      -------
      Net investment                             $1,389       $1,890
                                                 ======      =======

     The total minimum future rentals on non-cancelable leases of Mercury Wings systems are as follows:

                 YEAR              AMOUNT
                 ----              ------
                               (in thousands)

                 2002               $2,700
                 2003                1,447
                 2004                   99
                                    ------
                 Total              $4,246
                                    ======

AS LESSEE

     The Company has entered into operating leases for certain hardware components of the Mercury Wings systems and corporate facilities and equipment. Rental expense relating to these leases totaled $1.7 million, $1.7 million and $1.0 million for fiscal 2001, 2000 and 1999, respectively. The minimum aggregate annual operating lease obligations are as follows:

                   YEAR              AMOUNT
                   ----              ------
                                   (in thousands)

                   2002               $1,286
                   2003                  511
                   2004                  115
                Thereafter                57
                                      ------
                  Total               $1,969
                                      ======

     The total minimum lease payments have not been reduced by minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases of Mercury Wings systems and corporate facilities.

(6) INCOME TAXES

     The Company's net operating loss carryforwards at June 30, 2001 were $31.0 million and are available to offset future taxable income. The net operating loss carryforwards expire in varying amounts as follows: $4.7 million in 2019 and $26.3 million in 2020.

     The provision for income taxes on income before extraordinary item consists of the following components:

                                        2001       2000      1999
                                      -------    --------  --------
                                              (in thousands)
Current- U.S.......................   $    --   $      --  $    --
Current - Foreign..................        --         211      172
Deferred - Federal (benefit).......     3,308      (6,839)   2,775
Deferred - State (benefit).........       463        (958)     245
                                      -------   ---------  -------
Income tax expense (benefit).......   $ 3,771   $  (7,586) $ 3,192
                                      =======   =========  =======


     The provision for income taxes for the years ended June 30, 2001, 2000 and 1999, differs from the amount computed by applying the U.S. federal income tax rate (34 %) to pretax income because of the effect of the following items:

                                                     2001       2000       1999
                                                   ------     ------     ------
                                                           (in thousands)
Tax expense (benefit) at U.S. federal
   income tax rate.............................    $6,334     $(9,218)   $ 1,375
State income taxes (benefit), net of federal
   income tax effect...........................       306        (632)       162
Settlement of lawsuit..........................    (3,740)         --         --
Change in valuation allowance..................        --       1,000         --
Amortization of purchased goodwill.............       775         775        798
Foreign income taxes...........................        --          16        172
Other items, net...............................        96         473        685
                                                   ------     -------    -------
Income tax expense (benefit)...................    $3,771     $(7,586)   $ 3,192
                                                   ======     =======    =======


     At June 30, 2001 and 2000, the Company's deferred tax assets and liabilities consisted of the following:

                                                                       2001          2000
                                                                     --------       --------
Current deferred tax assets:                                               (in thousands)
  Allowance for doubtful accounts .............................      $  1,844       $  1,331
  Unearned income .............................................           501            406
  Inventory ...................................................           701            940
  Accrued vacation ............................................           221            191
  Other .......................................................           289             33
                                                                     --------       --------
Current deferred tax assets ...................................         3,556          2,901
                                                                     --------       --------
Noncurrent deferred tax assets:
  Net operating loss carryforwards ............................        11,479         14,823
  Postretirement benefit obligations ..........................         1,800          1,890
  Accrued pension .............................................           404            152
  Other .......................................................           175            362
                                                                     --------       --------
Noncurrent deferred tax assets ................................        13,858         17,227
Noncurrent deferred tax liabilities-- tax over book
depreciation and difference in basis ..........................         5,416          5,368
                                                                     --------       --------
Noncurrent deferred tax assets before valuation ...............         8,442         11,859
Deferred tax assets-- valuation allowance .....................        (2,500)        (2,500)
                                                                     --------       --------
Net noncurrent deferred tax assets ............................         5,942          9,359
                                                                     --------       --------
Net deferred tax assets .......................................      $  9,498       $ 12,260
                                                                     ========       ========

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment was performed considering expected taxable income in future years and tax planning strategies available to the Company. The Company has determined that it is more likely than not that $9.5 million of deferred tax assets will be realized. The valuation allowance of $2.5 million is provided against deferred tax assets that the Company has determined to be more likely than not, not realizable as of June 30, 2001. The subsequent recognition of $1.0 million of this tax benefit will be applied to goodwill, as it was generated from the August 2, 1994 merger between IOS and the Florists' Transworld Delivery Association.

(7) SOFTWARE TO BE SOLD, LEASED, OR MARKETED

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

(8) INTERNAL USE SOFTWARE

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

(9) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     In accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and funded status as of June 30, 2001 and 2000, as well as the components of net periodic postretirement benefit costs for the years ended June 30, 2001, 2000 and 1999:

                                               2001          2000
                                             -------       -------
                                                (in thousands)
Benefit obligation at beginning of year      $ 2,019       $ 2,480
Interest cost .........................          154           166
Benefits paid .........................         (194)         (225)
Actuarial (gain) loss .................         (402)
                                             -------       -------
                                                                90

Benefit obligation at end of year .....      $ 2,069       $ 2,019
                                             =======       =======

Funded status .........................      $(2,069)      $(2,019)
Unrecognized net (gain) loss ..........       (3,053)       (3,345)
                                             -------       -------
Accrued benefit cost ..................      $(5,122)      $(5,364)
                                             =======       =======




                                       2001         2000        1999
                                       ------      ------      ------
                                               (in thousands)
Service cost ....................      $  --       $  --       $  --
Interest cost ...................        154         166         175
Recognized net actuarial gain ...       (201)       (180)       (175)
                                       -----       -----       -----
Total net periodic postretirement
benefit cost ....................      $ (47)      $ (14)      $  --
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

(10) PENSION PLANS

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

     In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status, of the pension plan as of June 30, 2001 and 2000:

                                                        2001          2000
                                                       -------       -------
                                                          (in thousands)
Projected benefit obligation at beginning of year      $ 1,632       $ 1,934
Interest cost ...................................          147           132
Benefits paid ...................................         (248)         (251)
Actuarial (gain) loss ...........................          432          (183)
                                                       -------       -------
Projected benefit obligation at end of year .....      $ 1,963       $ 1,632
                                                       =======       =======

Fair value of plan assets at beginning of year ..      $ 1,241       $ 1,492
Actual return on plan assets ....................         (164)         --
Benefits paid ...................................         (248)         (251)
                                                       -------       -------
Fair value of plan assets at end of year ........      $   829       $ 1,241
                                                       =======       =======

Funded Status ...................................      $(1,134)      $  (391)
Unrecognized net (gain) loss ....................          571           (86)
                                                       -------       -------
Accrued pension cost ............................      $  (563)      $  (477)
                                                       =======       =======


     During the fiscal years ending June 30, 2001, 2000 and 1999 pension expense of $ 85,000, $2,000 and $86,000, respectively, were recognized in relation to the pension plan.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities and short-term investments. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2001, 2000 and 1999:

                                2001        2000        1999
                               -----       -----       -----
                                       (in thousands)
Interest cost ...........      $ 147       $ 132       $ 178
Expected return on assets       (107)       (130)        (92)
                               -----       -----       -----
Net periodic pension cost      $  40       $   2       $  86
                               -----       -----       -----
Settlement loss .........         45        --          --
Total pension cost ......      $  85       $   2       $  86
                               =====       =====       =====


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

(11) RELATED PARTY TRANSACTIONS

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

(12) STOCK AWARDS AND INCENTIVE PLANS

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

    During June 2000, the Company granted 525,000 restricted shares of FTD.COM Class B Common Stock to employees of the Company in the form of restricted shares, which automatically converted into shares of FTD.COM Class A Common Stock. The employees will earn the restricted shares in exchange for future services to be provided to the Company over a three-year period. The Company recorded deferred compensation in the amount of $5.4 million, equal to the market value of the restricted shares at the date of grant. During the year ended June 30, 1999, employees were granted 70,000 shares of restricted stock with a weighted average fair value of $10.50 per share and a vesting period of five unequal annual installments. Also, during year ended June 30, 1999, 10,000 restricted shares previously granted were canceled. No restricted stock was granted in fiscal year 2001. The Company recognized compensation expense in general and administrative expenses of $0.5 million and $26,000 in fiscal years 2001 and 2000, respectively, related to grants of FTD.COM restricted stock.

    The Company did not grant any IOS restricted stock for fiscal years 2001 and 2000. The Company granted 70,000 shares of restricted stock in fiscal year 1999 and cancelled 10,000 restricted shares previously granted. The Company recognized compensation expense in general and administrative expenses of $0.2 million in each of the fiscal years ended 2001, 2000 and 1999, related to grants of IOS restricted stock.

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

PRO FORMA RESULTS

                                             2001           2001           2000           2000          1999           1999
                                         AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA    AS REPORTED      PRO FORMA
                                         -----------     ---------     -----------    ---------    -----------      ---------
Net income (loss) available to common
stockholders (in thousands)              $  12,951      $  12,686      $  (15,137)    $   (15,369)  $    (2,935)    $  (3,067)
Earnings per share:
  Basic......................            $    0.88      $    0.87      $    (0.99)    $     (1.00)  $     (0.19)    $   (0.20)
  Diluted....................            $    0.87      $    0.85      $    (0.99)    $     (1.00)  $     (0.19)    $   (0.20)

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

SUMMARY STOCK OPTION ACTIVITY



                                      CLASS A                                   WEIGHTED AVERAGE
                                   COMMON STOCK            WEIGHTED AVERAGE      FAIR VALUE OF
                                 NUMBER OF OPTIONS          EXERCISE PRICE      OPTIONS GRANTED
                                 -----------------         ----------------     ----------------
Outstanding at June 30, 1998         519,000                     8.79
   Granted .................         162,100                    10.50                1.75
   Exercised ...............         (19,000)                    3.75
   Canceled ................         (81,400)                    9.15
                                     -------                     ----
Outstanding at June 30, 1999         580,700                     9.38
   Granted .................          88,400                    25.00                7.96
   Canceled ................         (55,800)                   13.31
                                     -------                    -----
Outstanding at June 30, 2000         613,300                    11.28
   Granted .................         102,300                    16.00                5.08
   Exercised ...............         (12,550)                    6.03
   Canceled ................         (61,950)                   19.08
                                     -------                    -----
Outstanding at June 30, 2001         641,100                    11.38
                                     =======                    =====
Exercisable at June 30, 2001         413,070                     9.11
Exercisable at June 30, 2000         298,030                     8.88
Exercisable at June 30, 1999         174,000                     8.45


STOCK OPTIONS OUTSTANDING

                                               OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               -------------------------------------------------      -----------------------------------
                                          WEIGHTED AVERAGE                                                    WEIGHTED
                                NUMBER       REMAINING          WEIGHTED AVERAGE       NUMBER                  AVERAGE
RANGE OF EXERCISE PRICES       OF SHARES  CONTRACTUAL LIFE       EXERCISE PRICE       OF SHARES            EXERCISE PRICE
------------------------       ---------  -----------------     ----------------      ---------            --------------
                                             (IN YEARS)

$3.75 .......................   128,000           5.92            $    3.75            128,000               $    3.75
$7.75-10.50..................   199,300           6.80            $    9.11            117,570               $    8.67
$12.50 ......................   100,000           5.93            $   12.50            100,000               $   12.50
$15.00-16.00.................   167,000           7.68            $   15.46             67,500               $   15.00
$25.00 ......................    46,800           8.25            $   25.00               --                        --


     The FTD.COM INC. 1999 Equity Incentive Plan (the "FTD.COM Plan") provides for the issuance of up to 4,500,000 shares of FTD.COM Class A common stock in connection with the granting of option rights, stock appreciation rights (SARs), restricted shares, deferred shares, performance awards or any combination of the foregoing pursuant to the FTD.COM Plan. In addition, the FTD.COM Plan provides that the aggregate number of shares of FTD.COM Class A common stock actually issued or transferred by FTD.COM upon the exercise of incentive stock options shall not exceed 1,000,000 shares of FTD.COM Class A common stock; no plan participant shall be granted option rights and appreciation rights, in the aggregate, for more than 1,000,000 shares of FTD.COM Class A common stock during any period of one year; the number of shares issued as restricted shares shall not in the aggregate exceed 2,500,000 shares of FTD.COM Class A common stock; and no non-employee director shall be granted option rights, appreciation rights and restricted shares, in the aggregate, for more than 100,000 shares of FTD.COM Class A common stock during any fiscal year of FTD.COM.

     To date, FTD.COM has not granted any SARs, deferred shares or performance awards.

     Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to four years after the date of grant. All currently outstanding options were granted with an exercise price equal to either the fair market value on (a) the date of grant or (b) the optionee's first date of employment with FTD.COM. Changes in options outstanding are summarized as follows:

                                                    Options Outstanding
                                   -------------------------------------------------------
                                                         Range of        Weighted-Average
                                    Options          Exercise Prices      Exercise Price
                                   -----------       ---------------     -----------------
Balance, June 30, 1999 ....              --                     --            --
  Granted .................         2,499,300         $2.88 - $16.00        $   10.04
  Exercised ...............              --                     --            --
  Recaptured or terminated         (2,351,300)        4.72 - 16.00              10.34
                                   ----------
Balance, June 30, 2000 ....           148,000         2.88 - 16.00          $    5.20
   Granted ................           160,000         1.94 - 2.69                2.05
   Exercised ..............              --                     --            --
   Recaptured or terminated           (48,000)        2.88 - 7.75                4.17
                                     --------
Balance, June 30, 2001 ....           260,000         $1.94 - $8.00         $    3.46
                                     ========


     There were 25,000 stock options exercisable, with a weighted average exercise price of $5.70, at June 30, 2001. There were no options exercisable at June 30, 2000. The following table summarizes information regarding stock options outstanding at June 30, 2001.

                                           Weighted-
                                            Average
                                           Remaining             Weighted-
     Range of              Options            Life           Average Exercise
 Exercise Prices         Outstanding       (in years)              Price
 ---------------         -----------       ----------        ----------------


  $1.94 - $2.91            205,000            9.41                 $2.24
      $8.00                 55,000            8.47                 8.00
                            ------            ----                 ----
  Total Options            260,000            9.21                 $3.46
                           =======            ====                 =====

     Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of options in fiscal year 2001 and 2000, was $ 1.21 and $0.98 per share of FTD.COM Class A Common Stock, respectively.

                                              2001          2000
                                             -----         -----

Risk-free interest rate ..................... 4.8%         6.2%
Expected dividend yield .....................   0%           0%
Expected volatility .........................  75%          75%
Estimated lives of options (in years) ....... 4.0          4.0

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

     FTD.COM granted 1,355,000 restricted shares of Class A Common Stock at a weighted-average fair value, at the dates of grant, of $2.87 in fiscal year 2000 to key members of FTD.COM's management. No restricted shares were granted in fiscal year 2001 or prior to fiscal year 2000. FTD.COM recognized compensation - related general and administrative expenses of $1.3 million and $0.2 million in fiscal year 2001 and 2000, respectively, related to the grants of restricted stock. The restricted stock vests equally each year over a three-year period from the date of grant.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

(14) CAPITAL STOCK TRANSACTIONS

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

                                                        2001           2000           1999
                                                      --------       --------       --------
                                                                   (In thousands)
Common Stock:
  Class A, shares outstanding
    Balance at beginning of year                       12,593         12,593         12,543
      Cancellation of shares issued                      --             --               (3)
      Adjustment made to Class A shares                     5           --             --
      Sale of common stock to officers                   --             --               53
                                                       ------         ------         ------
    Balance at end of year                             12,598         12,593         12,593
                                                      =======         ======        =======

  Class B, shares outstanding                           3,000          3,000          3,000
                                                      =======         ======        =======

Treasury Shares:
  Class A shares                                          221            213            213
     Balance at beginning of year
       Issuance of treasury stock                         (13)          --              (66)
       Repurchase of treasury stock                        13              8             66
                                                       ------         ------         ------
    Balance at end of year                                221            221            213
                                                      =======         ======        =======


  Class B shares

    Balance at beginning of year                           51             51              0
      Repurchase of treasury stock                       --             --               51
      Shares received in settlement of lawsuit            750           --             --
                                                       ------         ------         ------
  Balance at end of year                                  801             51             51
                                                      =======         ======        =======

(15) SUBSIDIARY CAPITAL STOCK TRANSACTIONS

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


     On September 28, 1999, FTD.COM agreed to issue and sell 4,500,000 shares of its Class A common stock to the public in an IPO transaction at a price of $8.00 per share, resulting in gross proceeds from the offering of $36.0 million. The IPO closed on October 4, 1999, at which time FTD.COM collected the gross proceeds of $36.0 million less underwriting discounts of $2.5 million. In addition, the $33.5 million net cash received from the underwriters was reduced by other offering expenses of $2.0 million. The net proceeds of $31.5 million were recorded as paid-in capital. Prior to the IPO, FTD owned 100% of the outstanding common stock of FTD.COM. There was no gain recorded by the Company upon the sale of FTD.COM's stock. The Company's accounting policy is to account for a subsidiary direct sale of unissued shares as a capital transaction.

     Upon the closing of the IPO of FTD.COM on October 4, 1999, the 90,000 shares of FTD.COM's Series A 8% Cumulative Redeemable Convertible Preferred Stock were automatically converted into 1,384,614 shares of FTD.COM Class A common stock. Upon conversion, the Company reclassified the preferred stockholders' equity in a subsidiary of $9.0 million to paid-in capital and the accrued dividends of $74,301 were offset against the retained earnings of FTD.COM.

     On October 6, 1999, the underwriters of the IPO exercised their one time option to purchase 495,000 additional shares of FTD.COM Class A common stock at the IPO price of $8.00 per share, representing a portion of the over-allotment option granted to the underwriters in connection with the IPO. The net proceeds to FTD.COM from this issuance and sale of 495,000 shares of Class A common stock were $3.7 million after deducting underwriting discounts and commissions and were recorded as paid-in capital.

     During May 2000, FTD.COM granted 1,355,000 shares of FTD.COM Class A common stock to employees of FTD.COM in the form of restricted shares. During June 2000, the Company granted 525,000 shares of FTD.COM Class B common stock to employees of the Company in the form of restricted shares. There were no restricted shares granted by FTD.COM or the Company in fiscal year 2001. Upon completion of the above events, FTD owned approximately 87% of the outstanding common stock of FTD.COM through its ownership of 40,395,000 shares of Class B common stock.


(16) MINORITY INTEREST IN SUBSIDIARY


     The Company's consolidated financial statements for the years ended June 30, 2001 and 2000 reflect the minority interest in FTD's subsidiary, FTD.COM. The minority interest in such subsidiary was approximately 15% as of June 30, 2001 and approximately 13% as of June 30, 2000. The minority interest in FTD.COM's income was $1.9 million and in FTD.COM's loss was $4.4 for the years ended June 30, 2001 and 2000 respectively.


 (17) REVENUES FROM THE SALE OF THE FLORAL SELECTIONS GUIDE ("FSG")

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

(18) SETTLEMENT GAIN

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

(19) FTD ASSOCIATION TERMINATION AGREEMENT

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

(20) SEGMENT INFORMATION

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

     The following table details the Company's operating results by reportable business segment for the years ended June 30, 2001, 2000 and June 30, 1999.

                                                                      YEAR ENDED JUNE 30,
                           --------------------------------------------------------------------------------------------------------
                                          2001                              2000                                1999
                           ----------------------------------  ---------------------------------  ---------------------------------
                            Gross                               Gross                              Gross
                           Segment     Elims     Consolidated  Segment     Elims    Consolidated  Segment     Elims    Consolidated
                           -------     -----     ------------  -------     -----    ------------  -------     -----    ------------
REVENUES:

Member Services            $102,563    $(1,309)     $101,254    $95,572     $(991)      $94,581    $82,475   $(1,305)      $81,170
Technology Products          37,407       (478)       36,929     36,703      (562)       36,141     35,221      (258)       34,963
Specialty Wholesaling        52,550           -       52,550     49,419          -       49,419     51,830          -       51,830
Direct to Consumer          130,294    (12,777)      117,517     98,205   (10,619)       87,586     49,618    (4,148)       45,470
                            -------    --------      -------     ------   --------       ------     ------    -------       ------
  Total revenues            322,814    (14,564)      308,250    279,899   (12,172)      267,727    219,144    (5,711)      213,433
                            -------    --------      -------    -------   --------      -------    -------    -------      -------

COSTS OF GOODS SOLD AND
SERVICES PROVIDED:

Member Services              15,200     (2,097)       13,103     16,992    (2,267)       14,725     11,331          -       11,331
Technology Products          12,960           -       12,960     14,724          -       14,724     11,707          -       11,707
Specialty Wholesaling        42,127           -       42,127     36,268          -       36,268     37,381      (432)       36,949
Direct to Consumer           91,756     (1,787)       89,969     69,925    (1,553)       68,372     38,848    (3,436)       35,412
                             ------     -------       ------     ------    -------       ------     ------    -------       ------
Total costs of goods
sold and services provided  162,043     (3,884)      158,159    137,909    (3,820)      134,089     99,267    (3,868)       95,399
                            -------     -------      -------    -------    -------      -------     ------    -------       ------
OPERATING EXPENSES:

Member Services,
Technology Products,
and Specialty               104,200     (6,949)       97,251    100,604    (4,654)       95,950     90,003      5,613       95,616
Wholesaling
Direct to Consumer           31,281     (3,731)       27,550     64,492    (3,698)       60,794     19,130    (7,456)       11,674
                             ------     -------       ------     ------    -------       ------     ------    -------       ------
Total operating expenses    135,481    (10,680)      124,801    165,096    (8,352)      156,744    109,133    (1,843)      107,290
                            -------    --------      -------    -------    -------      -------    -------    -------      -------

OPERATING INCOME (LOSS)     $25,290       $   -      $25,290  $(23,106)    $   -       $(23,106)   $10,744    $     -      $10,744
                            =======       =====      =======  =========    =======     ========    =======    =======      =======

GROSS MARGIN BY SEGMENT:
Member Services             $87,363        $788      $88,151    $78,580     $1,276      $79,856    $71,144   $(1,305)      $69,839
Technology Products          24,447       (478)       23,969     21,979      (562)       21,417     23,514      (258)       23,256
Specialty Wholesaling        10,423           -       10,423     13,151          -       13,151     14,449        432       14,881
Direct to Consumer           38,538    (10,990)       27,548     28,280    (9,066)       19,214     10,770      (712)       10,058
                             ------    --------       ------     ------    -------       ------     ------      -----       ------
  Total                    $160,771   $(10,680)     $150,091   $141,990   $(8,352)     $133,638   $119,877   $(1,843)     $118,034
                           ========   =========     ========   ========   ========     ========   ========   ========     ========


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

/s/ KPMG LLP

Chicago, Illinois
July 23, 2001

                             IOS BRANDS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                     ADDITIONS                        COLLECTION      UNCOLLECTIBLE
                                                      BALANCE      CHARGED TO         OF ACCOUNTS      ACCOUNTS AND      BALANCE AT
                                                    BEGINNING OF    COST AND          PREVIOUSLY       INVENTORY           END OF
                                                      PERIOD        EXPENSES          WRITTEN OFF      WRITE OFFS          PERIOD
                                                    ------------   ----------         -----------     -------------      ----------
                                                                          (IN THOUSANDS)
YEAR 2001
Allowance for doubtful accounts
(shown As deduction from Accounts Receivable
in the consolidated balance sheet) .                   $3,596            $3,134            $ 1            $1,747            $4,984

Inventory valuation reserve (included
in Inventories, net in the consolidated balance
sheet)                                                 $1,017            $  513             $-            $  509            $1,021

YEAR 2000

Allowance for doubtful accounts (shown
as deduction from Accounts Receivable
in the consolidated balance sheet) .                   $1,681            $1,931            $15            $   31            $3,596

Inventory valuation reserve (included
in Inventories, net in the consolidated balance
sheet)                                                 $1,188                $-             $-            $  171            $1,017

YEAR 1999

Allowance for doubtful accounts
(shown as deduction from Accounts Receivable
in the consolidated balance sheet) .                   $1,854            $  442            $53            $  668            $1,681

Inventory valuation reserve (included
in Inventories, net in the consolidated balance
sheet)                                                 $1,675                $-             $-            $  487            $1,188

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
------                          ---------------------------

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

10.23* Secured Promissory Note between FTDI and Robert L. Norton dated as of June 12, 2001.

10.24* Secured Promissory Note between FTDI and Francis C. Piccirillo dated as of June 12, 2001.

10.25* Secured Promissory Note between FTDI and Timothy R. Rasmussen dated as of June 12, 2001.

10.26       Escrow Agreement, dated as of June 29, 2001, among FTDI, the
            Association, and Bank One Trust Company, National Association.

10.27* Letter dated April 12, 2001 regarding Robert L. Norton employment arrangements.

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


--------------------------

*Management contract or compensatory plan required to be filed as an Exhibit to the Form 10-K.