Form 10-Q
period 2001-09-30
IOS BRANDS CORP
filed 2001-11-14
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    As of September 30, 2001, there were 12,377,388 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B convertible common stock, par value $.0005 per share ("Class B Convertible Common Stock" and, together with Class A Common Stock, "Common Stock").

                             IOS BRANDS CORPORATION

                                      INDEX


                                                                                                        PAGE


               Part I.  Financial Information

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets.........................................  3

                          Condensed Consolidated Statements of Operations and Comprehensive
                          Income........................................................................  4

                          Condensed Consolidated Statements of Cash Flows...............................  5

                          Notes to Condensed Consolidated Financial Statements..........................  6


                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations........................................... 11

                 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................... 15


               Part II. Other Information

                 Item 1.  Legal Proceedings............................................................. 16

                 Item 6.  Exhibits and Reports on Form 8-K.............................................. 16


               Signatures............................................................................... 17

               Exhibit Index............................................................................ 18


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             IOS BRANDS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 SEPTEMBER 30,              JUNE 30,
                                                                                    2001                     2001
                       ASSETS                                                    (UNAUDITED)
                       ------
                                                                                -------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  34,016                 $  30,890
  Restricted cash                                                                    1,400                     1,400
  Accounts receivable, less allowance for doubtful accounts
    of $5,604 at September 30, 2001 and $4,984 at June 30, 2001                     27,318                    23,251
  Inventories, net                                                                  12,694                    12,469
  Deferred income taxes                                                              3,811                     3,556
  Prepaid expenses and other                                                         2,726                     2,851
                                                                                 ---------                 ---------
            TOTAL CURRENT ASSETS                                                    81,965                    74,417

Property and equipment, less accumulated depreciation
   of $27,214 at September 30, 2001 and $26,592 at June 30, 2001                    15,485                    15,657

OTHER ASSETS:
  Deferred income taxes                                                              2,968                     5,942
  Other noncurrent assets                                                           13,667                    13,301
  Goodwill and other intangibles, less accumulated amortization
    of $20,014 at September 30, 2001 and $19,350 at June 30, 2001                   65,370                    66,034
                                                                                 ---------                 ---------
            TOTAL OTHER ASSETS                                                      82,005                    85,277

            TOTAL ASSETS                                                         $ 179,455                 $ 175,351
                                                                                 =========                 =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Book overdrafts                                                                $   3,817                 $   8,013
  Accounts payable                                                                  26,467                    32,974
  Customer deposits and accrued customer incentive programs                         10,417                    10,555
  Other accrued liabilities                                                          6,849                     9,139
                                                                                 ---------                 ---------
            TOTAL CURRENT LIABILITIES                                               47,550                    60,681

Long-term debt                                                                      67,000                    54,875
Pension and other post-retirement benefits                                           5,897                     5,957

Minority interest in subsidiary                                                      3,374                     2,699

STOCKHOLDERS' EQUITY:
   Common stock:
        Class A                                                                        126                       126
        Class B                                                                          2                         2
   Paid-in capital                                                                  82,172                    82,226
   Accumulated deficit                                                              (8,651)                  (12,760)
   Accumulated other comprehensive loss                                               (630)                     (564)
   Unamortized restricted stock                                                     (3,272)                   (3,778)
   Treasury stock                                                                  (14,113)                  (14,113)
                                                                                 ---------                 ---------
              TOTAL STOCKHOLDERS' EQUITY                                            55,634                    51,139
                                                                                 ---------                 ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 179,455                 $ 175,351
                                                                                 =========                 =========




See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                    SEPTEMBER 30,
                                                                          2001                        2000
                                                                  ----------------------      ----------------------

REVENUES                                                                  61,339                      64,324

COSTS OF GOODS SOLD AND SERVICES PROVIDED                                 29,342                      31,540

OPERATING EXPENSES:
  Advertising and selling                                                 12,376                      16,472
  General and administrative                                              10,837                      13,338
                                                                        --------                    --------
       Total operating expenses                                           23,213                      29,810

       Income from operations                                              8,784                       2,974
                                                                        --------                    --------

OTHER INCOME AND EXPENSES:
  Interest income                                                           (286)                       (307)
  Interest expense                                                         1,014                       1,563
  Settlement gain                                                             --                     (12,000)
  Other income, net                                                          (68)                        (66)
                                                                        --------                    --------

       Total other income and expenses                                       660                     (10,810)
                                                                        --------                    --------

       Income before income tax and minority interest                      8,124                      13,784

Income tax expense                                                         3,174                       3,162
Minority interest                                                            627                          36
                                                                        --------                    --------

       Net income before extraordinary item                                4,451                      10,586
                                                                        ========                    ========

Extraordinary Item -
  write-off of deferred financing costs,
      net of income tax benefit of $209                                      342                          --
                                                                        --------                    --------

      Net income                                                        $  4,109                    $ 10,586
                                                                        ========                    ========

Other comprehensive loss -
  foreign currency translation adjustment                                     66                          20
                                                                        --------                    --------

      Comprehensive income                                              $  4,043                    $ 10,566
                                                                        ========                    ========

NET INCOME PER COMMON SHARE - BASIC:
  Net income before extraordinary item                                  $   0.31                    $   0.70
  Extraordinary item                                                        0.03                          --
                                                                        --------                    --------
  Net income per share                                                  $   0.28                    $   0.70
                                                                        ========                    ========

NET INCOME PER COMMON SHARE - DILUTED:
  Net income before extraordinary item                                  $   0.30                    $   0.69
  Extraordinary item                                                        0.02                          --
                                                                        --------                    --------
  Net income per share                                                  $   0.28                    $   0.69
                                                                        ========                    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                   14,490                      15,200
                                                                        ========                    ========
  Diluted                                                                 14,741                      15,445
                                                                        ========                    ========




See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            2001                    2000
                                                                                      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                        $  4,109                    $ 10,586
       Adjustments to reconcile net income to net cash used
            in operating activities:
            Non-cash settlement gain                                                           --                     (12,000)
            Depreciation and amortization                                                   2,348                       2,489
            Write-off of deferred financing costs                                             342                          --
            Provision for doubtful accounts                                                   620                         663
            Deferred compensation expense                                                     379                         509
            Non-cash settlement of liabilities                                               (807)                         --
            Minority interest                                                                 627                          36
            Increase (decrease) due to change in:
              Accounts receivable                                                          (4,687)                     (9,181)
              Deferred income taxes                                                         3,049                       3,097
              Inventories                                                                    (225)                     (1,010)
              Other assets                                                                    102                      (1,214)
              Accounts payable                                                             (6,507)                     (1,257)
              Other accrued liabilities                                                    (1,684)                        304
                                                                                         --------                    --------
                Net cash used in operating activities                                      (2,334)                     (6,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                           (1,216)                       (981)
       Officer notes receivable                                                              (380)                       (103)
                                                                                         --------                    --------
                Net cash used in investing activities                                      (1,596)                     (1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds of revolving credit borrowings                                             85,250                      21,625
       Repayments of long-term debt                                                       (73,125)                    (15,375)
       Change in book overdrafts                                                           (4,196)                     (1,206)
       Deferred financing costs                                                              (807)                         --
                                                                                         --------                    --------
                Net cash provided by financing activities                                   7,122                       5,044

       Effect of foreign exchange rate changes on cash                                        (66)                        (20)
                                                                                         --------                    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        3,126                      (3,038)

       Cash and cash equivalents at beginning of period                                    30,890                      20,825
                                                                                         --------                    --------
       Cash and cash equivalents at end of period                                        $ 34,016                    $ 17,787
                                                                                         ========                    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Interest paid                                                                $    927                    $  1,381
                                                                                         ========                    ========
            Income taxes paid                                                            $    152                    $     39
                                                                                         ========                    ========



See accompanying Notes to Condensed Consolidated Financial Statements

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three-month periods ended September 30, 2001 and 2000, include the accounts of IOS BRANDS Corporation, a Delaware corporation, and its wholly-owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"), (collectively, "the Company" or "IOS"). The operations of FTD, the principal operating subsidiary of the Company, include its indirect wholly owned subsidiaries, Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority-owned subsidiary, FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share is quoted on the NASDAQ National Market under the symbol "EFTD." As of September 30, 2001, FTD owned approximately 85% of FTD.COM's outstanding common shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.

         These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows have been included herein.

         Certain amounts in the condensed consolidated balance sheets, statements of operations and comprehensive income and cash flows as of and for the three-month period ended September 30, 2000 have been reclassified to conform to the current period presentation.

Note 2.  Recently Issued Accounting Pronouncements

         In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets were issued. In October 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS 141, which has had no material impact on its condensed consolidated financial statements.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

Note 3.  Revenues from Sale of the Floral Selections Guide ("FSG")

         As a condition of FTD affiliation, all FTD florists must purchase an FSG and related workbook. The Company recognizes revenue related to the FSG at the time of shipment to the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. This FSG is currently published on a two-year cycle. In the three-month period ended September 30, 2000, revenue from such FSG sales was $3.9 million.

Note 4.  Earnings Per Share

         Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding. Dilutive earnings per share includes the effect of the assumed exercise of dilutive stock options under the treasury stock method and unvested restricted shares of Class A Common Stock to the extent that they are dilutive. The following table presents information necessary to calculate basic and diluted earnings per share of Common Stock for the three-month periods ended September 30, 2001 and 2000:


                               Three-Months Ended
                                  September 30,
                      (in thousands, except per share data)




                                             2001         2000
                                             ----         ----

Net income                                 $ 4,109        $10,586
                                           =======        =======
Weighted average basic shares of
Common Stock outstanding                    14,490         15,200

Effect of dilutive securities:

     Unvested restricted shares  of
     Class A Common Stock                       99             85

     Options to purchase shares of
     Class A Common Stock                      152            160
                                           -------        -------

Weighted average diluted shares of
Common Stock outstanding                    14,741         15,445
                                           =======        =======

Basic net income per share of
Common Stock                               $  0.28        $  0.70
                                           =======        =======

Diluted net income per share of
Common Stock                               $  0.28        $  0.69
                                           =======        =======



         Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 47,000 shares and 74,000 shares for the three-month periods ended September 30, 2001 and 2000, respectively.

Note 5.  Financing Arrangements

         On September 27, 2001 IOS entered into a new credit agreement with Harris Trust and Savings Bank, as Administrative Agent, who arranged an $80 million financing package (the "Credit Agreement") among a syndicate of Lenders maturing in no event later than December 31, 2004. The Revolving Credit Commitments will be reduced to $75 million at June 30, 2002, to $65 million at June 30, 2003 and to $55 million at June 30, 2004. Borrowings are subject to a variable interest rate based on the prime commercial rate or on a function of the London Interbank Offered Rate ("LIBOR").

         As a result of entering into the Credit Agreement, $0.6 million of unamortized deferred financing costs, associated with the Company's Bank Credit Agreement with Bank One, NA dated November 20, 1997, were expensed in the quarter ended September 30, 2001. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.2 million, resulting in a tax effected loss on extinguishment of debt of $0.3 million which is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations and comprehensive income for the quarter ended September 30, 2001.

         The Company's Credit Agreement includes covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at September 30, 2001. The Company's debt agreements also include restrictions on the declaration and payment of dividends.

         The Company's Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company's ability to incur additional debt, pay dividends or make other payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. In addition, substantially all of the assets of the Company are pledged as security under the Credit Agreement. The Credit Agreement excludes FTD.COM from its terms and restrictions although the Company pledged its shares in FTD.COM as security for borrowing under the agreement.

Note 6.  Segment Information

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

         These business segments include Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer. The Member Services segment includes Clearinghouse, Flowers After Hours, Publications, Credit Card processing and the Company's investment in Interflora, Inc. The Technology Products segment includes Mercury equipment, Mercury Advantage, Mercury Direct, and Mercury Wings systems, and the Mercury Network. In addition to the aforementioned, the Company's operations include Specialty Wholesaling (products supporting the retail floral and specialty gift industries) and the Direct to Consumer (Internet and telephone marketing of flowers and specialty gifts through FTD.COM) business segments.

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. Of the Company's assets totaling approximately $179.5 million as of September 30, 2001, the assets of FTD.COM totaled $29.7 million, of which $27.8 million was cash and cash equivalents. The assets of the Company's other three operating business segments comprise the majority of the remaining assets of $149.8 million. The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions, except for the Direct to Consumer segment, which has funded its operations since June 1999.

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

         The following tables detail the Company's operating results by reportable business segment for the three-month periods ended September 30, 2001 and 2000.



                                                            THREE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                        2001                                     2000
                                                        ----                                     ----
                                      -----------------------------------------------------------------------------------
                                       GROSS                                     GROSS
                                       SEGMENT    ELIMINATIONS   CONSOLIDATED    SEGMENT       ELIMINATIONS  CONSOLIDATED
                                      -----------------------------------------------------------------------------------

REVENUES:
Member Services                         $22,033       $  (169)       $21,864       $23,378       $  (199)       $23,179
Technology Products                       8,047           (73)         7,974         7,877           (60)         7,817
Specialty Wholesaling                    11,912            --         11,912        17,086            --         17,086
Direct to Consumer                       21,878        (2,289)        19,589        18,244        (2,002)        16,242
                                        -------       -------        -------       -------       -------        -------
  Total revenues                         63,870        (2,531)        61,339        66,585        (2,261)        64,324
                                        -------       -------        -------       -------       -------        -------

COSTS OF GOODS SOLD AND  SERVICES
PROVIDED:
Member Services                           3,591          (537)         3,054         3,660          (504)         3,156
Technology Products                       2,945            --          2,945         2,614            --          2,614
Specialty Wholesaling                     8,545            --          8,545        13,284            --         13,284
Direct to Consumer                       15,040          (242)        14,798        12,745          (259)        12,486
                                        -------       -------        -------       -------       -------        -------
  Total costs of goods sold and
  services  provided                     30,121          (779)        29,342        32,303          (763)        31,540
                                        -------       -------        -------       -------       -------        -------

GROSS MARGIN BY SEGMENT:
Member Services                         $18,442       $   368        $18,810       $19,718       $   305        $20,023
Technology Products                       5,102           (73)         5,029         5,263           (60)         5,203
Specialty Wholesaling                     3,367            --          3,367         3,802            --          3,802
Direct to Consumer                        6,838        (2,047)         4,791         5,499        (1,743)         3,756
                                        -------       -------        -------       -------       -------        -------
  Total                                 $33,749       $(1,752)       $31,997       $34,282       $(1,498)       $32,784
                                        -------       -------        -------       -------       -------        -------

OPERATING EXPENSES:
Member Services, Technology
Products, and Specialty                  22,146          (833)        21,313        25,783          (746)        25,037
Wholesaling
Direct to Consumer                        2,819          (919)         1,900         5,525          (752)         4,773
                                        -------       -------        -------       -------       -------        -------
  Total operating expenses               24,965        (1,752)        23,213        31,308        (1,498)        29,810
                                        -------       -------        -------       -------       -------        -------

OPERATING INCOME                        $ 8,784       $    --        $ 8,784       $ 2,974       $    --        $ 2,974
                                        =======       =======        =======       =======       =======        =======





Note 7. Settlement Gains

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

         FTD.COM recorded a $2.6 million gain in the quarter ending September 30, 2001 for the settlement of a claim against the developer of an unlaunched version of its Web site, which includes the reversal of $0.8 million in accruals related to the gain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations, assumptions, estimates and projections regarding its results of operations, cash flow, performance, revenue and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's results of operations and performance to differ from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include the Company's ability to increase membership in Member Services, to develop and market existing and new products, the Company's ability to maintain its advertising presence, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company makes no commitment to disclose any revisions to any forward looking statements to reflect new events or circumstances after the date of this document that may bear upon any forward looking statement made herein.

         The Company generates its revenue from four principal segments. These segments are Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer.

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

         In view of the seasonal variations in the revenues and operating results of all of the Company's business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company's historic financial performance and predicting the Company's future financial performance. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, falls within that quarter. In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may be of limited relevance in evaluating the Company's historical performance and predicting the Company's future performance. The Company's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000.

         Total revenues decreased by $3.0 million, or 4.6%, to $61.3 million for the three-month period ended September 30, 2001, compared to $64.3 million for the three-month period ended September 30, 2000, for the reasons discussed below.

         Member Services segment revenue decreased by $1.3 million, or 5.7%, to $21.9 million for the three-month period ended September 30, 2001, compared to $23.2 million for the three-month period ended September 30, 2000. This decrease was primarily due to decreased Clearinghouse revenue partially offset by increased VNS member services revenue. Membership in FTD, the Company's premium floral service provider, declined from approximately 17,000 to 14,000 members, as of September 30, 2000 and 2001, respectively. The Company believes that this decline in membership is primarily attributable to the increase in monthly access fees charged to FTD florists. However, VNS, the Company's economy floral service provider increased membership to 10,000 as of September 30, 2001 from 6,500 as of September 30, 2000. Through its membership drive the Company expects to increase membership by the end of fiscal year 2002.

         Technology Services segment revenue increased by $0.2 million, or 2.0%, to $8.0 million for the three-month period ended September 30, 2001, compared to $7.8 million for the three-month period ended September 30, 2000. This increase was primarily due to an increase in Mercury equipment support fees charged to Mercury equipment customers. The Company expects to continue to encourage florists to upgrade from older Mercury equipment to Mercury Direct, Mercury Wings and Mercury Advantage systems, which will tend to lower related revenues without significantly impacting earnings due to the elimination of related costs to support the older technology. The Company has agreements with certain floral service providers that provide a guaranteed minimum order fee for orders processed over the Mercury Network. These agreements contain renewal options and begin to expire in the second half of fiscal 2002.

         Specialty Wholesaling segment revenue decreased by $5.2 million, or 30.3%, to $11.9 million for the three-month period ended September 30, 2001, compared to $17.1 million for the three-month period ended September 30, 2000. This decrease was primarily the result of the $3.9 million decrease in the revenue attributable to the FSG, which is published on a two-year cycle, as well as a decrease in holiday and branded product sales. In fiscal year 2002, the Company reduced the number of inventoried items offered to florists. This reduction is expected to lead to lower sales and reductions in inventory without significantly impacting earnings because lower sales will be offset by improved gross margins resulting from a more attractive mix of products and lower carrying costs associated with inventory.

         Direct to Consumer segment revenue increased by $3.4 million, or 20.6%, to $19.6 million for the three-month period ended September 30, 2001, compared to $16.2 million for the three-month period ended September 30, 2000. This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total cost of goods sold and services provided decreased by $2.2 million, or 7.0%, to $29.3 million for the three-month period ended September 30, 2001, compared to $31.5 million for the three-month period ended September 30, 2000. This decrease was primarily attributable to decreased costs in the Specialty Wholesaling segment. As a percent of revenue, total costs of goods sold and services provided decreased to 47.8% for the three-month period ended September 30, 2001 from 49.0% for the three-month period ended September 30, 2000, primarily attributable to the sale of higher margin products in the Specialty Wholesaling and Direct to Consumer segments.

         Costs of goods sold and services provided associated with the Member Services segment remained relatively constant at $3.1 million for the three-month period ended September 30, 2001, compared to $3.2 million for the three-month period ended September 30, 2000. As a percent of revenue, costs of goods sold and services provided increased to 14.0% for the three-month period ended September 30, 2001 from 13.6% for the three-month period ended September 30, 2000, primarily as a result of a decrease in revenues from monthly access fees charged to florists.

         Costs of goods sold and services provided associated with the Technology Services segment increased by $0.3 million, or 12.7%, to $2.9 million for the three-month period ended September 30, 2001, compared to $2.6 million for the three-month period ended September 30, 2000. As a percent of revenue, costs of goods sold and services provided increased to 36.9% for the three-month period ended September 30, 2001 from 33.4% for the three-month period ended September 30, 2000. The dollar and percentage increases primarily are the result of increased costs associated with selling technology products.

         Costs of goods sold and services provided associated with the Specialty Wholesaling segment decreased by $4.8 million, or 35.7%, to $8.5 million for the three-month period ended September 30, 2001, compared to $13.3 million for the three-month period ended September 30, 2000. This decrease was primarily due to the costs of producing the FSG. As a percent of revenue, costs of goods sold and services provided decreased to 71.7% for the three-month period ended September 30, 2001 from 77.7% for the three-month period ended September 30, 2000, primarily as a result of the change in sales mix related to the FSG.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $2.3 million, or 18.5%, to $14.8 million for the three-month period ended September 30, 2001, compared to $12.5 million for the three-month period ended September 30, 2000. This increase was primarily attributable to increases in order volume and average order value. As a percent of revenue, costs of goods sold and services provided decreased to 75.5% for the three-month period ended September 30, 2001 from 76.9% for the three-month period ended September 30, 2000, primarily as a result of a reduction in order processing expenses due both to a decrease in total number of phone orders and increased efficiencies in order processing, as well as an increase in specialty gift orders, which typically have higher gross margins.

         Advertising and selling costs decreased by $4.1 million, or 24.9%, to $12.4 million for the three-month period ended September 30, 2001, compared to $16.5 million for the three-month period ended September 30, 2000. This decrease was primarily due to a reduction of marketing and promotion expenditures with a shift from a marketing program focused on year-round advertising to a floral holiday-centric plan focused on Christmas, Valentine's Day, Easter and Mother's Day.

         General and administrative costs decreased by $2.5 million, or 18.8%, to $10.8 million for the three-month period ended September 30, 2001, compared to $13.3 million for the three-month period ended September 30, 2000. This decrease was primarily due to a $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM's Web site.

         The provision for income taxes and the effective tax rates for the three-month periods ended September 30, 2001 and 2000 were an expense of $3.2 million and a rate of 38% and an expense of $3.2 million and a rate of 23%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the settlement gain recorded in the quarter ended September 30, 2000.

         Net income decreased by $6.5 million to $4.1 million for the three-month period ended September 30, 2001, compared to net income of $10.6 million for the three-month period ended September 30, 2000. This decrease was primarily the result of a $12.0 million pre-tax settlement gain recorded in the quarter ended September 30, 2000. Net income for the three-month period ended September 30, 2001 includes an after-tax extraordinary loss of $0.3 million for the write-off of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $3.1 million to $34.0 million as of September 30, 2001 from $30.9 million as of June 30, 2001. Cash and cash equivalents decreased by $3.0 million to $17.8 million as September 30, 2000 from $20.8 million as of June 30, 2000.

         Cash used in operating activities was $2.3 million for the three-month period ended September 30, 2001 compared to cash used in operating activities of $7.0 million for the three-month period ended September 30, 2000. The decrease in cash used in operating activities is primarily attributable to the $5.8 million increase in operating income in the current quarter in comparison to the quarter ended September 30, 2000. FTD.COM recorded a $2.6 million gain in the quarter ended September 30, 2001 for the settlement of a claim against the developer of an unlaunched version of its Web site, of which $0.8 million was a non-cash gain.

         Cash used in investing activities was $1.6 million for the three-month period ended September 30, 2001 compared to cash used in investing activities of $1.1 million for the three-month period ended September 30, 2000. Capital expenditures were $0.5 million for the three-month period ended September 30, 2001, compared to $0.6 million for the three-month period ended September 30, 2000. Expenditures for amortizable intangibles, such as costs relating to the development and implementation of internal use software and other capitalized information technology costs, were $0.7 million and $0.4 million, respectively, for the three-month periods ended September 30, 2001 and September 30, 2000. The Company's anticipated capital expenditures for fiscal year 2002 are estimated to range from $4.0 to $5.0 million and will primarily be used for developing new software and information technology purchases.

         Cash provided by financing activities was $7.1 million for the three-month period ended September 30, 2001, compared to cash provided by financing activities of $5.0 million for the three-month period ended September 30, 2000 due to increased borrowings under the revolving credit facility.

         As consideration for terminating the contractual relationship between the Company and FTD Association, FTD paid $14.0 million to FTD Association, $12.6 million paid on June 29, 2001 and $1.4 million of which is subject to a one-year escrow holdback reflected in the Company's condensed consolidated balance sheets as restricted cash. These payments were financed through the revolving credit facility, and are reflected in the Company's long-term debt as of June 30 and September 30, 2001.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Credit Agreement, dated September 27, 2001. The bank credit facilities consist of a $80 million revolving credit facility and are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. As of September 30, 2001, the Company had $67 million outstanding under the revolving credit facility and $3.2 million outstanding under various letters of credit. The amounts available under the revolving credit facility will be reduced to $55 million as of June 30, 2004, and will mature on December 31, 2004. The Company's Credit Agreement includes covenants, which, among other things, require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of September 30, 2001, the Company was in compliance with the covenants contained in the Credit Agreement.

         In addition to its debt service obligations, the Company's remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs, potential acquisitions and to make interest and principal payments as they become due under the terms of the Bank Credit Facilities. The Company's Direct to Consumer business segment, FTD.COM, may also have long-term liquidity needs that may require additional capital. If FTD.COM needed to raise additional capital and was not able to do so, FTD.COM could be required to significantly alter its operating plan, which could have a material adverse effect on the results of operations and financial condition of FTD.COM and the Company.

DEFERRED TAX ASSET

         As of September 30, 2001, the current and long-term deferred tax assets were $3.8 million and $3.0 million, respectively. The long-term deferred tax asset includes a $2.5 million valuation allowance. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, the valuation allowance is appropriate as of September 30, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to various market risks, which primarily consist of interest rate risk. The Company currently does not use derivative instruments for trading purposes or to reduce its exposure to changes in interest rates. The Company's exposure to interest rate risk is primarily the result of borrowings under its credit facilities, which were subject to interest rates ranging from 4.625% to 6.500% at September 30, 2001. The Company believes that its exposure to interest rate fluctuations will be limited due to the Company's philosophy of maintaining minimal cash balances, excluding the cash of FTD.COM, in an effort to effectively use any excess cash flows to reduce outstanding debt.

         All of the Company's outstanding debt, which totaled $67 million as of September 30, 2001, is subject to variable rates. An adverse change in interest rates during the time that this portion of the debt is outstanding would cause an increase in the amount of interest paid. If the Company's borrowings were to remain outstanding for the remaining term of the borrowing agreement, a 100 basis point increase in LIBOR during the three-month period ended September 30, 2001 would result in an increase of $670,000 in the amount of annualized interest paid on this portion of the debt and annualized interest expense recognized in the consolidated financial statements.

         The Company will continue to monitor changing economic conditions, and based on current circumstances, does not expect to incur a substantial loss in future earnings or cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the other comprehensive loss caption on the Condensed Consolidated Statements of Operations and Comprehensive Income and was not material for the three-month periods ended September 30, 2001 and 2000. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.               Description

     10.34       +      Credit Agreement, dated as of September 27, 2001, by
                        and among Florists' Transworld Delivery, Inc., a
                        Michigan corporation, IOS Brands Corporation, a Delaware
                        corporation, and each of the Subsidiaries from time to
                        time becoming a party to this Agreement, as Guarantors,
                        the several financial institutions from time to time
                        party to this Agreement, as Lenders, and Harris Trust
                        and Savings Bank, as Administrative Agent.
     10.35       +      Mortgage and Security Agreement with Assignment of
                        Rents dated as of September 27, 2001 from FLORISTS'
                        Transworld Delivery, Inc., a Michigan corporation,
                        formerly known as Florists' TRANSWORLD DELIVERY
                        ASSOCIATION, a Michigan not-for-profit corporation to
                        Harris Trust and Savings Bank, an Illinois banking
                        corporation, as administrative agent.
     10.36       +      Pledge Agreement is dated as of September 27, 2001, by
                        and among IOS BRANDS CORPORATION, a Delaware
                        corporation, FLORISTS' Transworld Delivery, Inc., a
                        Michigan corporation, and the other parties executing
                        this Agreement under the heading "Pledgors" and Harris
                        Trust and Savings Bank, an Illinois banking corporation
                        acting as administrative agent.
     10.37       +      Security Agreement is dated as of September 27, 2001,
                        by and among IOS BRANDS CORPORATION, a Delaware
                        corporation, FLORISTS' Transworld Delivery, Inc., a
                        Michigan corporation, and the other parties executing
                        this Agreement under the heading "Debtors" and Harris
                        Trust and SAVINGS BANK, an Illinois banking corporation
                        acting as administrative agent.
     10.38       *+     Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.
     10.39       *+     Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.
     10.40       *+     Secured Promissory Note between FTDI and Michael J.
                        Soenen dated as of September 29, 2001.

--------------------------
*Management contract or compensatory arrangement.

+Filed as an Exhibit to this Form 10-Q.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2001.

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

EXHIBIT INDEX

Exhibit No.                   Description

     10.34       +      Credit Agreement, dated as of September 27, 2001, by
                        and among Florists' Transworld Delivery, Inc., a
                        Michigan corporation, IOS Brands Corporation, a Delaware
                        corporation, and each of the Subsidiaries from time to
                        time becoming a party to this Agreement, as Guarantors,
                        the several financial institutions from time to time
                        party to this Agreement, as Lenders, and Harris Trust
                        and Savings Bank, as Administrative Agent.
     10.35       +      Mortgage and Security Agreement with Assignment of
                        Rents dated as of September 27, 2001 from FLORISTS'
                        Transworld Delivery, Inc., a Michigan corporation,
                        formerly known as Florists' TRANSWORLD DELIVERY
                        ASSOCIATION, a Michigan not-for-profit corporation to
                        Harris Trust and Savings Bank, an Illinois banking
                        corporation, as administrative agent.
     10.36       +      Pledge Agreement is dated as of September 27, 2001, by
                        and among IOS BRANDS CORPORATION, a Delaware
                        corporation, FLORISTS' Transworld Delivery, Inc., a
                        Michigan corporation, and the other parties executing
                        this Agreement under the heading "Pledgors" and Harris
                        Trust and Savings Bank, an Illinois banking corporation
                        acting as administrative agent.
     10.37       +      Security Agreement is dated as of September 27, 2001,
                        by and among IOS BRANDS CORPORATION, a Delaware
                        corporation, FLORISTS' Transworld Delivery, Inc., a
                        Michigan corporation, and the other parties executing
                        this Agreement under the heading "Debtors" and Harris
                        Trust and SAVINGS BANK, an Illinois banking corporation
                        acting as administrative agent.
     10.38       *+     Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.
     10.39       *+     Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.
     10.40       *+     Secured Promissory Note between FTDI and Michael J.
                        Soenen dated as of September 29, 2001.
--------------------------
*Management contract or compensatory arrangement.

+Filed as an Exhibit to this Form 10-Q.