Form 10-Q/A
period 2001-09-30
IOS BRANDS CORP
filed 2001-12-05
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Form 10-Q of IOS BRANDS Corporation for the quarter ended September 30, 2001, filed on November 14, 2001, corrects certain information contained in the Condensed Consolidated Statements of Operations and Comprehensive Income thereof. These changes were necessary because of a typographical error in Other income, net.

                             IOS BRANDS CORPORATION

                                      INDEX

                                                                                                        PAGE
Part I.  Financial Information

    Item 1. Financial Statements

               Condensed Consolidated Balance Sheets...........................................           3

               Condensed Consolidated Statements of Operations and Comprehensive
               Income..........................................................................           4

               Condensed Consolidated Statements of Cash Flows.................................           5

               Notes to Condensed Consolidated Financial Statements............................           6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................................          11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................          15

Part II. Other Information

    Item 1. Legal Proceedings..................................................................          16

    Item 6. Exhibits and Reports on Form 8-K...................................................          16


Signatures.....................................................................................          17

Exhibit Index..................................................................................          18

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                             IOS BRANDS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30,          JUNE 30,
                                                                                           2001                2001
                         ASSETS                                                        (UNAUDITED)
                         ------                                                      -------------           ----------
Current assets:
     Cash and cash equivalents                                                          $  34,016            $  30,890
     Restricted cash                                                                        1,400                1,400
     Accounts receivable, less allowance for doubtful accounts
         of $5,604 at September 30, 2001 and $4,984 at June 30, 2001                       27,318               23,251
     Inventories, net                                                                      12,694               12,469
     Deferred income taxes                                                                  3,811                3,556
     Prepaid expenses and other                                                             2,726                2,851
                                                                                        ---------            ---------
                  TOTAL CURRENT ASSETS                                                     81,965               74,417

Property and equipment, less accumulated depreciation
     of $27,214 at September 30, 2001 and $26,592 at June 30, 2001                         15,485               15,657

OTHER ASSETS:
     Deferred income taxes                                                                  2,968                5,942
     Other noncurrent assets                                                               13,667               13,301
     Goodwill and other intangibles, less accumulated amortization
         of $20,014 at September 30, 2001 and $19,350 at June 30, 2001                     65,370               66,034
                                                                                        ---------            ---------
                  TOTAL OTHER ASSETS                                                       82,005               85,277

                  TOTAL ASSETS                                                          $ 179,455            $ 175,351
                                                                                        =========            =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

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
                                                                                        =========            =========

See accompanying Notes to Condensed Consolidated Financial Statements

                             IOS BRANDS CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        THREE MONTHS
                                                                                           ENDED
                                                                                        SEPTEMBER 30,
                                                                                  2001                   2000
                                                                                --------               --------
REVENUES                                                                          61,339                 64,324

COSTS OF GOODS SOLD AND SERVICES PROVIDED                                         29,342                 31,540

OPERATING EXPENSES:
     Advertising and selling                                                      12,376                 16,472
     General and administrative                                                   10,837                 13,338
                                                                                --------               --------
           Total operating expenses                                               23,213                 29,810

           Income from operations                                                  8,784                  2,974
                                                                                --------               --------

OTHER INCOME AND EXPENSES:
     Interest income                                                                (286)                  (307)
     Interest expense                                                              1,014                  1,563
     Settlement gain                                                                --                  (12,000)
     Other income, net                                                              (196)                   (66)
                                                                                --------               --------

           Total other income and expenses                                           532                (10,810)
                                                                                --------               --------

           Income before income tax and minority interest                          8,252                 13,784

Income tax expense                                                                 3,174                  3,162
Minority interest                                                                    627                     36
                                                                                --------               --------

           Net income before extraordinary item                                    4,451                 10,586
                                                                                --------               --------

Extraordinary Item -
     write-off of deferred financing costs,
          net of income tax benefit of $209                                          342                   --
                                                                                --------               --------

           Net income                                                           $  4,109               $ 10,586
                                                                                ========               ========

Other comprehensive loss -
     foreign currency translation adjustment                                          66                     20
                                                                                --------               --------

           Comprehensive income                                                 $  4,043               $ 10,566
                                                                                ========               ========

NET INCOME PER COMMON SHARE - BASIC:
     Net income before extraordinary item                                       $   0.31               $   0.70
     Extraordinary item                                                             0.03                   --
                                                                                --------               --------
     Net income per share                                                       $   0.28               $   0.70
                                                                                ========               ========

NET INCOME PER COMMON SHARE - DILUTED:
     Net income before extraordinary item                                       $   0.30               $   0.69
     Extraordinary item                                                             0.02                   --
                                                                                --------               --------
     Net income per share                                                       $   0.28               $   0.69
                                                                                ========               ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                        14,490                 15,200
                                                                                ========               ========
     Diluted                                                                      14,741                 15,445
                                                                                ========               ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               THREE MONTHS
                                                                                                  ENDED
                                                                                              SEPTEMBER 30,
                                                                                        2001                  2000
                                                                                      --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                     $  4,109              $ 10,586
       Adjustments to reconcile net income to net cash used
            in operating activities:
            Non-cash settlement gain                                                      --                 (12,000)
            Depreciation and amortization                                                2,348                 2,489
            Write-off of deferred financing costs                                          342                  --
            Provision for doubtful accounts                                                620                   663
            Deferred compensation expense                                                  379                   509
            Non-cash settlement of liabilities                                            (807)                 --
            Minority interest                                                              627                    36
            Increase (decrease) due to change in:
              Accounts receivable                                                       (4,687)               (9,181)
              Deferred income taxes                                                      3,049                 3,097
              Inventories                                                                 (225)               (1,010)
              Other assets                                                                 102                (1,214)
              Accounts payable                                                          (6,507)               (1,257)
              Other accrued liabilities                                                 (1,684)                  304
                                                                                      --------              --------
                Net cash used in operating activities                                   (2,334)               (6,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net                                                        (1,216)                 (981)
       Officer notes receivable                                                           (380)                 (103)
                                                                                      --------              --------
                Net cash used in investing activities                                   (1,596)               (1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds of revolving credit borrowings                                          85,250                21,625
       Repayments of long-term debt                                                    (73,125)              (15,375)
       Change in book overdrafts                                                        (4,196)               (1,206)
       Deferred financing costs                                                           (807)                 --
                                                                                      --------              --------
                Net cash provided by financing activities                                7,122                 5,044

       Effect of foreign exchange rate changes on cash                                     (66)                  (20)
                                                                                      --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,126                (3,038)

       Cash and cash equivalents at beginning of period                                 30,890                20,825
                                                                                      --------              --------
       Cash and cash equivalents at end of period                                     $ 34,016              $ 17,787
                                                                                      ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Interest paid                                                             $    927              $  1,381
                                                                                      ========              ========
            Income taxes paid                                                         $    152              $     39
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

         The Company's Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company's ability to incur additional debt, pay dividends or make other payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. In addition, substantially all of the assets of the Company are pledged as security under the Credit Agreement. The Credit Agreement excludes FTD.COM from terms and its restrictions although the Company pledged its shares in FTD.COM as security.

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

                                                                   THREE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                               2001                                     2000
                                                               ----                                     ----
                                              ---------------------------------------    ---------------------------------------
                                              GROSS                                      GROSS
                                              SEGMENT     ELIMINATIONS   CONSOLIDATED    SEGMENT     ELIMINATIONS  CONSOLIDATED
                                              ---------------------------------------    ---------------------------------------
REVENUES:
Member Services                               $22,033       $  (169)       $21,864       $23,378       $  (199)       $23,179
Technology Products                             8,047           (73)         7,974         7,877           (60)         7,817
Specialty Wholesaling                          11,912          --           11,912        17,086          --           17,086
Direct to Consumer                             21,878        (2,289)        19,589        18,244        (2,002)        16,242
                                              -------       -------        -------       -------       -------        -------
  Total revenues                               63,870        (2,531)        61,339        66,585        (2,261)        64,324
                                              -------       -------        -------       -------       -------        -------

COSTS OF GOODS SOLD AND SERVICES
PROVIDED:
Member Services                                 3,591          (537)         3,054         3,660          (504)         3,156
Technology Products                             2,945          --            2,945         2,614          --            2,614
Specialty Wholesaling                           8,545          --            8,545        13,284          --           13,284
Direct to Consumer                             15,040          (242)        14,798        12,745          (259)        12,486
                                              -------       -------        -------       -------       -------        -------
  Total costs of goods sold and
  services  provided                           30,121          (779)        29,342        32,303          (763)        31,540
                                              -------       -------        -------       -------       -------        -------

GROSS MARGIN BY SEGMENT:
Member Services                               $18,442       $   368        $18,810       $19,718       $   305        $20,023
Technology Products                             5,102           (73)         5,029         5,263           (60)         5,203
Specialty Wholesaling                           3,367          --            3,367         3,802          --            3,802
Direct to Consumer                              6,838        (2,047)         4,791         5,499        (1,743)         3,756
                                              -------       -------        -------       -------       -------        -------
  Total                                       $33,749       $(1,752)       $31,997       $34,282       $(1,498)       $32,784
                                              -------       -------        -------       -------       -------        -------

OPERATING EXPENSES:
Member Services, Technology
Products, and Specialty                        22,146          (833)        21,313        25,783          (746)        25,037
Wholesaling
Direct to Consumer                              2,819          (919)         1,900         5,525          (752)         4,773
                                              -------       -------        -------       -------       -------        -------
  Total operating expenses                     24,965        (1,752)        23,213        31,308        (1,498)        29,810
                                              -------       -------        -------       -------       -------        -------

OPERATING INCOME                              $ 8,784       $  --          $ 8,784       $ 2,974       $  --          $ 2,974
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

         Member Services segment revenue decreased by $1.3 million, or 5.7%, to $21.9 million for the three-month period ended September 30, 2001, compared to $23.2 million for the three-month period ended September 30, 2000. This decrease was primarily due to decreased Clearinghouse revenue partially offset by increased VNS member services revenue. Membership in FTD, the Company's premium floral service provider, declined from approximately 17,000 to 14,000 members, as of September 30, 2000 and 2001, respectively. The Company believes that this decline in membership is primarily attributable to the increase in monthly access fees charged to FTD florists. However, VNS the Company's economy floral service provider increased membership to 10,000 as of September 30, 2001 from 6,500 as of September 30, 2000. Through its membership drive the Company expects to increase membership by the end of fiscal year 2002.

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

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Company's Credit Agreement, dated September 27, 2001. The bank credit facilities consist of a $80 million revolving credit facility and are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. As of September 30, 2001, the Company had $67 million outstanding under the revolving credit facility and $3.2 million outstanding under various letters of credit. The amounts available under the revolving credit facility will be reduced to $55 million as of June 30, 2004, and will mature on December 31, 2004. The Company's Credit Agreement includes covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. As of September 30, 2001, the Company was in compliance with the covenants contained in the Credit Agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                   Description

   10.34 Credit Agreement, dated as of September 27, 2001, by and among Florists' Transworld Delivery, Inc., a Michigan corporation, IOS Brands Corporation, a Delaware corporation, and each of the Subsidiaries from time to time becoming a party to this Agreement, as Guarantors, the several financial institutions from time to time party to this Agreement, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent

   10.35 Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2001 from FLORISTS' TRANSWORLD DELIVERY, INC., a Michigan corporation, formerly known as FLORISTS' TRANSWORLD DELIVERY ASSOCIATION, a Michigan not-for-profit corporation to Harris Trust and Savings Bank, an Illinois banking corporation, as administrative agent.

   10.36 Pledge Agreement is dated as of September 27, 2001, by and among IOS BRANDS CORPORATION, a Delaware corporation, FLORISTS' TRANSWORLD DELIVERY, INC., a Michigan corporation, and the other parties executing this Agreement under the heading "Pledgors" and Harris Trust and Savings Bank, an Illinois banking corporation acting as administrative agent.

   10.37 Security Agreement is dated as of September 27, 2001, by and among IOS BRANDS CORPORATION, a Delaware corporation, FLORISTS' TRANSWORLD DELIVERY, INC., a Michigan corporation, and the other parties executing this Agreement under the heading "Debtors" and HARRIS TRUST AND SAVINGS BANK, an Illinois banking corporation acting as administrative agent.

   10.38    *           Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.

   10.39    *           Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.

   10.40    *           Secured Promissory Note between FTDI and Michael J.
                        Soenen dated as of September 29, 2001.

--------------------------

* Management contract or compensatory arrangement.


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of December 2001.

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

EXHIBIT INDEX

Exhibit No.                   Description

   10.34 Credit Agreement, dated as of September 27, 2001, by and among Florists' Transworld Delivery, Inc., a Michigan corporation, IOS Brands Corporation, a Delaware corporation, and each of the Subsidiaries from time to time becoming a party to this Agreement, as Guarantors, the several financial institutions from time to time party to this Agreement, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent

   10.35 Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2001 from FLORISTS' TRANSWORLD DELIVERY, INC., a Michigan corporation, formerly known as FLORISTS' TRANSWORLD DELIVERY ASSOCIATION, a Michigan not-for-profit corporation to Harris Trust and Savings Bank, an Illinois banking corporation, as administrative agent.

   10.36 Pledge Agreement is dated as of September 27, 2001, by and among IOS BRANDS CORPORATION, a Delaware corporation, FLORISTS' TRANSWORLD DELIVERY, INC., a Michigan corporation, and the other parties executing this Agreement under the heading "Pledgors" and Harris Trust and Savings Bank, an Illinois banking corporation acting as administrative agent.

   10.37 Security Agreement is dated as of September 27, 2001, by and among IOS BRANDS CORPORATION, a Delaware corporation, FLORISTS' TRANSWORLD DELIVERY, INC., a Michigan corporation, and the other parties executing this Agreement under the heading "Debtors" and HARRIS TRUST AND SAVINGS BANK, an Illinois banking corporation acting as administrative agent.

   10.38    *           Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.

   10.39    *           Secured Promissory Note between FTDI and Robert L.
                        Norton dated as of September 29, 2001.

   10.40    *           Secured Promissory Note between FTDI and Michael J.
                        Soenen dated as of September 29, 2001.

--------------------------

* Management contract or compensatory arrangement.