Form 10-Q
period 2001-12-31
IOS BRANDS CORP
filed 2002-02-04
CIK 944537

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

    As of January 31, 2002, there were 12,377,388 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B convertible common stock, par value $.0005 per share ("Class B Convertible Common Stock" and, together with Class A Common Stock, "Common Stock").

                             IOS BRANDS CORPORATION

                                      INDEX



                                                                                                        PAGE
               Part I.  Financial Information

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets.......................................     3


                          Condensed Consolidated Statements of Operations and Comprehensive
                          Income......................................................................     4

                          Condensed Consolidated Statements of Cash Flows.............................     5


                          Notes to Condensed Consolidated Financial Statements........................     6


                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.........................................    13

                 Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................    19

                Part II. Other Information

                 Item 1.  Legal Proceedings...........................................................    21

                 Item 4. Submission of Matters to a Vote of Security Holders..........................    21

                 Item 6.  Exhibits and Reports on Form 8-K............................................    21

               Signatures.............................................................................    22


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                             IOS BRANDS CORPORATION
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                                     DECEMBER 31,               JUNE 30,
                                                                                        2001                      2001
                         ASSETS                                                      (UNAUDITED)
                         ------                                                      ------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  31,595                 $  30,890
     Restricted cash                                                                     1,400                     1,400
     Accounts receivable, less allowance for doubtful accounts
         of $5,284 at December 31, 2001 and $4,984 at June 30, 2001                     31,068                    23,251
     Inventories, net                                                                   13,426                    12,469
     Deferred income taxes                                                               3,780                     3,556
     Prepaid expenses and other                                                          4,270                     2,851
                                                                                     ---------                 ---------
                  TOTAL CURRENT ASSETS                                                  85,539                    74,417

Property and equipment, less accumulated depreciation
     of $27,904 at December 31, 2001 and $26,592 at June 30, 2001                       15,242                    15,657

OTHER ASSETS:
     Deferred income taxes                                                                 922                     5,942
     Other noncurrent assets                                                            13,077                    13,301
     Goodwill and other intangibles, less accumulated amortization
         of $20,699 at December 31, 2001 and $19,350 at June 30, 2001                   71,958                    66,034
                                                                                     ---------                 ---------
                  TOTAL OTHER ASSETS                                                    85,957                    85,277
                                                                                     ---------                 ---------

                  TOTAL ASSETS                                                       $ 186,738                 $ 175,351
                                                                                     =========                 =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Book overdrafts                                                                 $   8,017                 $   8,013
     Accounts payable                                                                   44,154                    32,974
     Customer deposits and accrued customer incentive programs                          11,289                    10,555
     Other accrued liabilities                                                           8,059                     9,139
                                                                                     ---------                 ---------
                  TOTAL CURRENT LIABILITIES                                             71,519                    60,681

Long-term debt                                                                          48,750                    54,875
Pension and other post-retirement benefits                                               4,441                     5,957

Minority interest in subsidiary                                                          3,896                     2,699

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A                                                                          126                       126
          Class B                                                                            2                         2
     Paid-in capital                                                                    81,995                    82,226
     Accumulated deficit                                                                (6,473)                  (12,760)
     Accumulated other comprehensive loss                                                 (640)                     (564)
     Unamortized restricted stock                                                       (2,765)                   (3,778)
     Treasury stock                                                                    (14,113)                  (14,113)
                                                                                     ---------                 ---------
                  TOTAL STOCKHOLDERS' EQUITY                                            58,132                    51,139
                                                                                     ---------                 ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 186,738                 $ 175,351
                                                                                     =========                 =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                  THREE MONTHS                SIX MONTHS
                                                                                     ENDED                       ENDED
                                                                                  DECEMBER 31,                DECEMBER 31,
                                                                               2001         2000           2001          2000
                                                                           -----------   ----------     ----------    -----------

REVENUES                                                                     76,890         77,002        138,229        141,326

COSTS OF GOODS SOLD AND SERVICES PROVIDED                                    40,197         38,290         69,539         69,830

OPERATING EXPENSES:
     Advertising and selling                                                 19,849         21,396         32,225         37,868
     General and administrative                                              11,323         11,818         22,160         25,156
                                                                          ---------      ---------      ---------      ---------
           Total operating expenses                                          31,172         33,214         54,385         63,024

           Income from operations                                             5,521          5,498         14,305          8,472
                                                                          ---------      ---------      ---------      ---------

OTHER INCOME AND EXPENSES:
     Interest income                                                           (231)          (308)          (517)          (615)
     Interest expense                                                           875          1,555          1,889          3,118
     Settlement gain                                                             --             --             --        (12,000)
     Other expense (income)                                                     151            229            (45)           163
                                                                          ---------      ---------      ---------      ---------

           Total other income and expenses                                      795          1,476          1,327         (9,334)
                                                                          ---------      ---------      ---------      ---------

           Income before income tax and minority interest                     4,726          4,022         12,978         17,806

Income tax expense                                                            2,074            943          5,248          4,105
Minority interest                                                               474            395          1,101            431
                                                                          ---------      ---------      ---------      ---------

           Net income before extraordinary item                               2,178          2,684          6,629         13,270

Extraordinary item -
     write-off of deferred financing costs,
          net of income tax benefit of $209                                      --             --            342             --
                                                                          ---------      ---------      ---------      ---------

           Net income                                                     $   2,178      $   2,684      $   6,287      $  13,270
                                                                          =========      =========      =========      =========
Other comprehensive loss (income) -
     foreign currency translation adjustment                                     10             (5)            76             15
                                                                          ---------      ---------      ---------      ---------

           Comprehensive income                                           $   2,168      $   2,689      $   6,211      $  13,255
                                                                          =========      =========      =========      =========
NET INCOME PER COMMON SHARE - BASIC:
     Net income before extraordinary item                                 $    0.15      $    0.19      $    0.45      $    0.89
     Extraordinary item                                                          --             --      $    0.02             --
                                                                          ---------      ---------      ---------      ---------
     Net income per share                                                 $    0.15      $    0.19      $    0.43      $    0.89
                                                                          =========      =========      =========      =========
NET INCOME PER COMMON SHARE - DILUTED:
     Net income before extraordinary item                                 $    0.15      $    0.18      $    0.45      $    0.88
     Extraordinary item                                                          --             --      $    0.02             --
                                                                          ---------      ---------      ---------      ---------
     Net income per share                                                 $    0.15      $    0.18      $    0.43      $    0.88
                                                                          =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                   14,523         14,471         14,506         14,835
                                                                          =========      =========      =========      =========
     Diluted                                                                 14,775         14,720         14,757         15,083
                                                                          =========      =========      =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements

                             IOS BRANDS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                        SIX MONTHS
                                                                                                           ENDED
                                                                                                        DECEMBER 31,
                                                                                               2001                  2000
                                                                                           -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                            $   6,287            $  13,270
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Non-cash settlement gain                                                                --              (12,000)
           Depreciation and amortization                                                        4,767                4,871
           Write-off of deferred financing costs                                                  342                   --
           Impairment loss                                                                        449                   --
           Provision for doubtful accounts                                                      1,633                1,320
           Deferred compensation expense                                                          757                1,019
           Post-retirement benefits settlement gain                                            (1,395)                  --
           Non-cash settlement of liabilities                                                    (807)                  --
           Minority interest in earnings                                                        1,101                  431
           Changes in assets and liabilities, net of effects of acquisition:
             Accounts receivable                                                               (9,413)              (9,518)
             Deferred income taxes                                                              5,127                4,051
             Inventories                                                                         (957)              (2,569)
             Other assets                                                                         146               (2,247)
             Accounts payable                                                                  11,085                9,826
             Other accrued liabilities                                                            363                3,614
                                                                                            ---------            ---------
                Net cash provided by operating activities                                      19,485               12,068

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of certain assets of National Flora, Inc.                                       (8,994)                  --
      Capital expenditures, net                                                                (2,240)              (1,561)
      Other                                                                                      (427)                (304)
                                                                                            ---------            ---------
                Net cash used in investing activities                                         (11,661)              (1,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of revolving credit borrowings                                                  98,750               36,575
      Repayments of long-term debt                                                           (104,875)             (39,375)
      Deferred financing costs                                                                   (802)                  --
      Other                                                                                      (116)                 (61)
                                                                                            ---------            ---------
                Net cash used in financing activities                                          (7,043)              (2,861)

      Effect of foreign exchange rate changes on cash                                             (76)                 (15)
                                                                                            ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         705                7,327

      Cash and cash equivalents at beginning of period                                         30,890               20,825
                                                                                            ---------            ---------
      Cash and cash equivalents at end of period                                            $  31,595            $  28,152
                                                                                            =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Interest paid                                                                    $   1,482            $   2,951
                                                                                            =========            =========
           Income taxes paid                                                                $     158            $     131
                                                                                            =========            =========
           Purchase of certain assets of National Flora, Inc.
                Fair value of assets acquired                                               $   1,816            $      --
                Fair value of liabilities assumed                                                 (21)                  --
                Other acquisition costs                                                           (74)                  --
                Excess purchase price allocated to intangible assets                            7,273                   --
                                                                                            ---------            ---------
           Net cash payment                                                                 $   8,994            $      --
                                                                                            =========            =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                             IOS BRANDS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three- and six-month periods ended December 31, 2001 and 2000, include the accounts of IOS BRANDS Corporation, a Delaware corporation, and its wholly-owned subsidiaries, including Value Network Services, an Illinois corporation ("VNS"), and Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or "the Operating Company"), (collectively, the "Company" or "IOS"). The operations of FTD, the principal operating subsidiary of the Company, include its indirect wholly-owned subsidiaries, Renaissance Greeting Cards, Inc. and FTD Canada, Inc., as well as its majority-owned subsidiary, FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share is quoted on the NASDAQ National Market under the symbol "EFTD." At December 31, 2001, FTD owned approximately 85% of FTD.COM's outstanding common shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.

         These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows have been included herein.

         Certain amounts in the condensed consolidated balance sheet at June 30, 2001, and certain amounts in the statements of operations and comprehensive income and cash flows as of and for the three- and six-month periods ended December 31, 2000 have been reclassified to conform to the current period presentation.

Note 2.  Recently Issued Accounting Pronouncements

         In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets were issued. In October 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS No. 141, which has had no material impact on its condensed consolidated financial statements.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on the financial statements.

Note 3.  Capital Transactions

         During the six-month period ended December 31, 2001, options to purchase 19,000 shares of Class A Common Stock previously granted were canceled. The Company did not repurchase into treasury any outstanding shares of Common Stock or issue any restricted shares of Common Stock to officers during the six-month period ended December 31, 2001.

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

Note 4.  Revenues from Sale of the Floral Selections Guide ("FSG")

         As a condition of FTD affiliation, all FTD florists must purchase an FSG and related workbook. The Company recognizes revenue related to the FSG at the time of shipment to the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. This FSG is currently published on a two-year cycle. In the six-month period ended December 31, 2000, revenue from such FSG sales was $3.9 million.

Note 5.  Earnings Per Share

         Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding. Dilutive earnings per share includes the effect of the assumed exercise of dilutive stock options under the treasury stock method and unvested restricted shares of Class A Common Stock to the extent that they are dilutive. The following table presents information necessary to calculate basic and diluted earnings per share of Common Stock for the three- and six-month periods ended December 31, 2001 and 2000:

                                                                     Three-Months Ended             Six-Months Ended
                                                                          December 31,                 December 31,
                                                                     2001         2000              2001          2000
                                                                     ----         ----              ----          ----

Net income                                                        $ 2,178         $ 2,684         $ 6,287         $13,270
                                                                  =======         =======         =======         =======

Weighted average basic shares of Common Stock
outstanding                                                        14,523          14,471          14,506          14,835

Effect of dilutive securities:
   Unvested restricted shares of Class A Common Stock                 103              89             101              88

   Options to purchase shares of Class A Common Stock                 149             160             150             160
                                                                  -------         -------         -------         -------

Weighted average diluted shares of Common Stock
outstanding                                                        14,775          14,720          14,757          15,083
                                                                  =======         =======         =======         =======

Basic net income per share of Common Stock                        $  0.15         $  0.19         $  0.43         $  0.89
                                                                  =======         =======         =======         =======

Diluted net income per share of Common Stock                      $  0.15         $  0.18         $  0.43         $  0.88
                                                                  =======         =======         =======         =======



         Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 34,000 shares and 69,000 shares for the three- and six-month periods ended December 31, 2001 and 2000, respectively.

Note 6.  Financing Arrangements

         On September 27, 2001, IOS entered into a new $80 million credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank, as administrative agent, and a syndicate of lenders, maturing in no event later than December 31, 2004. The revolving credit commitments under the Credit Agreement will be reduced to $75 million at June 30, 2002, to $65 million at June 30, 2003 and to $55 million at June 30, 2004. Borrowings are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate ("LIBOR").

         As a result of entering into the Credit Agreement, $0.5 million of unamortized deferred financing costs, associated with the Company's prior credit agreement with Bank One, NA dated November 20, 1997, were expensed in the six-month period ended December 31, 2001. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.2 million, resulting in a tax effected loss on extinguishment of debt of $0.3 million, which is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations and comprehensive income for the six-month period ended December 31, 2001.

         The Credit Agreement includes covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at December 31, 2001.

         The Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company's and its subsidiaries' ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. The Credit Agreement also includes restrictions that limit the Company's subsidiaries' ability to pay dividends. In addition, substantially all of the assets of the Company are pledged as security under the Credit Agreement, however, the Credit Agreement excludes FTD.COM from its terms and restrictions although the Company pledged its shares in FTD.COM as security.

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

         The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt. The interest rate caps had a notional amount of $20 million at a cap rate of 5.0% at December 31, 2001 and are effective through December 31, 2003. The financing party agrees to pay the Company a variable rate (LIBOR) on the notional amount if the rate on the floating rate debt exceeds the cap rate. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term. The carrying value of $120,000 approximates fair value and, therefore, no fair value adjustment was recorded in the period.

Note 7.  Segment Information

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

         These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. Of the Company's assets totaling approximately $186.7 million at December 31, 2001, the assets of FTD.COM totaled $39.9 million, of which $29.0 million was cash and cash equivalents. The assets of the Company's other three operating business segments comprise the majority of the remaining assets of $146.8 million. The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions, except for the Direct to Consumer segment, which has funded its operations since June 1999.

         The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

         The following tables detail the Company's operating results by reportable business segment for the three- and six-month periods ended December 31, 2001 and 2000.


                                                            THREE-MONTH PERIOD ENDED DECEMBER 31,
                                                       2001                                     2000
                                                       ----                                     ----
                                      ----------------------------------------------------------------------------------
                                        GROSS                                        GROSS
                                       SEGMENT   ELIMINATIONS   CONSOLIDATED        SEGMENT   ELIMINATIONS  CONSOLIDATED
                                      ----------------------------------------------------------------------------------

REVENUES:
Member Services                         $25,203       $  (369)       $24,834       $26,963       $  (327)       $26,636
Technology Products                       8,544          (134)         8,410         9,725          (134)         9,591
Specialty Wholesaling                     6,850            --          6,850        11,496            --         11,496
Direct to Consumer                       40,389        (3,593)        36,796        32,451        (3,172)        29,279
                                        -------       -------        -------       -------       -------        -------
  Total revenues                         80,986        (4,096)        76,890        80,635        (3,633)        77,002
                                        -------       -------        -------       -------       -------        -------

COSTS OF GOODS SOLD AND  SERVICES
PROVIDED:
Member Services                           3,722          (495)         3,227         3,576          (521)         3,055
Technology Products                       3,205            --          3,205         3,540            --          3,540
Specialty Wholesaling                     6,286            --          6,286         9,264            --          9,264
Direct to Consumer                       28,010          (531)        27,479        22,892          (461)        22,431
                                        -------       -------        -------       -------       -------        -------
  Total costs of goods sold and
  services  provided                     41,223        (1,026)        40,197        39,272          (982)        38,290
                                        -------       -------        -------       -------       -------        -------

GROSS MARGIN BY SEGMENT:
Member Services                          21,481           126         21,607        23,387           194         23,581
Technology Products                       5,339          (134)         5,205         6,185          (134)         6,051
Specialty Wholesaling                       564            --            564         2,232            --          2,232
Direct to Consumer                       12,379        (3,062)         9,317         9,559        (2,711)         6,848
                                        -------       -------        -------       -------       -------        -------
  Total                                  39,763        (3,070)        36,693        41,363        (2,651)        38,712
                                        -------       -------        -------       -------       -------        -------

OPERATING EXPENSES:
Member Services, Technology
Products, and Specialty                  24,960        (1,926)        23,034        28,351        (1,754)        26,597
Wholesaling
Direct to Consumer                        9,282        (1,144)         8,138         7,514          (897)         6,617
                                        -------       -------        -------       -------       -------        -------
  Total operating expenses               34,242        (3,070)        31,172        35,865        (2,651)        33,214
                                        -------       -------        -------       -------       -------        -------

INCOME FROM OPERATIONS                  $ 5,521       $     -        $ 5,521       $ 5,498       $     -        $ 5,498
                                        =======       =======        =======       =======       =======        =======



                                                            SIX-MONTH PERIOD ENDED DECEMBER 31,
                                                       2001                                     2000
                                                       ----                                     ----
                                      ----------------------------------------------------------------------------------
                                        GROSS                                        GROSS
                                       SEGMENT   ELIMINATIONS   CONSOLIDATED        SEGMENT   ELIMINATIONS  CONSOLIDATED
                                      ----------------------------------------------------------------------------------

REVENUES:
Member Services                        $ 47,236      $   (538)      $ 46,698      $ 50,341      $   (526)      $ 49,815
Technology Products                      16,591          (207)        16,384        17,602          (194)        17,408
Specialty Wholesaling                    18,762            --         18,762        28,582            --         28,582
Direct to Consumer                       62,267        (5,882)        56,385        50,695        (5,174)        45,521
                                       --------      --------       --------      --------      --------       --------
  Total revenues                        144,856        (6,627)       138,229       147,220        (5,894)       141,326
                                       --------      --------       --------      --------      --------       --------

COSTS OF GOODS SOLD AND  SERVICES
PROVIDED:
Member Services                           7,313        (1,017)         6,296         7,236        (1,025)         6,211
Technology Products                       6,150            --          6,150         6,154            --          6,154
Specialty Wholesaling                    14,831            --         14,831        22,548            --         22,548
Direct to Consumer                       43,050          (788)        42,262        35,637          (720)        34,917
                                       --------      --------       --------      --------      --------       --------
  Total costs of goods sold and
  services  provided                     71,344        (1,805)        69,539        71,575        (1,745)        69,830
                                       --------      --------       --------      --------      --------       --------

GROSS MARGIN BY SEGMENT:
Member Services                          39,923           479         40,402        43,105           499         43,604
Technology Products                      10,441          (207)        10,234        11,448          (194)        11,254
Specialty Wholesaling                     3,931            --          3,931         6,034            --          6,034
Direct to Consumer                       19,217        (5,094)        14,123        15,058        (4,454)        10,604
                                       --------      --------       --------      --------      --------       --------
  Total                                  73,512        (4,822)        68,690        75,645        (4,149)        71,496
                                       --------      --------       --------      --------      --------       --------

OPERATING EXPENSES:
Member Services, Technology
Products, and Specialty                  47,106        (2,740)        44,366        54,134        (2,500)        51,634
Wholesaling
Direct to Consumer                       12,101        (2,082)        10,019        13,039        (1,649)        11,390
                                       --------      --------       --------      --------      --------       --------
  Total operating expenses               59,207        (4,822)        54,385        67,173        (4,149)        63,024
                                       --------      --------       --------      --------      --------       --------

INCOME FROM OPERATIONS                 $ 14,305            $-       $ 14,305      $  8,472            $-       $  8,472
                                       ========      ========       ========      ========      ========       ========




Note 8. Litigation Settlements

         On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.

         FTD.COM recorded a $2.6 million gain in the six-month period ended December 31, 2001 for the settlement of a claim against the developer of an unlaunched version of its Web site, which includes the reversal of $0.8 million in accruals related to the gain.

Note 9. Post-retirement Health Care Benefits

         The Company provides certain post-retirement health care benefits to qualifying retirees under the terms of the Company's qualified retirement plan. During the six-month period ended December 31, 2001, the Company terminated certain future post-retirement health care benefits. This termination in benefits caused a decrease in the Company's post-retirement health care obligation attributed to prior services rendered and generated a pretax settlement gain of $1.4 million, which was recorded as a reduction of general and administrative expenses in the three- and six-month periods ended December 31, 2001.

Note 10. Acquisition of Certain Assets of National Flora, Inc.

         On November 9, 2001, the Company's majority-owned subsidiary FTD.COM completed the acquisition of certain assets of National Flora, Inc. ("National Flora") pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and FTD.COM (the "Asset Purchase Agreement"). National Flora is a telephone and Internet marketer of flowers and specialty gifts, having revenues of $30.1 million for the year ended August 31, 2001 and net assets of $4.4 million at August 31, 2001.

         Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million and was provided from FTD.COM's existing cash balances. The assets acquired primarily consist of $1.7 million of prepaid advertising, rights under or in respect of certain contracts and agreements, National Flora's customer base and goodwill. The Company accounted for the acquisition using the purchase method of accounting and accordingly, the Company's financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values. Of the $9.0 million purchase price, $0.9 million was allocated to the customer list, which will be amortized over 5 years, and $6.4 million was allocated to goodwill, which is not amortized in accordance with SFAS No. 142. Under provisions of SFAS No. 142, goodwill and certain intangible assets with indefinite lives that are acquired after June 30, 2001 will not be amortized and will be tested for impairment at least annually.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations, assumptions, estimates and projections regarding its results of operations, cash flow, performance, revenue and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's results of operations and performance to differ from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include the Company's ability to increase membership in Member Services, to develop and market existing and new products, the Company's ability to maintain its advertising presence, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate and interest rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services, and risks associated with a significant slowdown in growth or decline in the U.S. economy or the risk of delay in recovery of the U.S. economy. The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect new events or circumstances after the date of this document that may bear upon any forward-looking statement made herein.

         The Company generates its revenue from four principal segments: Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer.

     Member Services includes floral services provided to member florists, consisting primarily of:

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

         - Publications, which consists of sales of the Directory that is published on a quarterly basis in both CD-ROM and paper book form. Publications also includes revenue attributable to the set up and maintenance of florists' Web sites for FTD Florists' Online hosted through FTD.COM's www.ftd.com Web site pursuant to a Web site hosting agreement with FTD.COM.

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

     Technology Products consists primarily of:

         - Mercury equipment, Mercury Advantage systems, Mercury Wings, and Mercury Direct systems sales, which includes both sales and leasing of hardware and software to florists.

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

         The Direct to Consumer business segment consists of FTD's majority-owned subsidiary, FTD.COM. FTD.COM is an Internet and telephone marketer of flowers and specialty gifts. This business segment includes consumer orders generated by the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. FTD.COM records order revenue and costs for fulfillment and processing services when an order is filled. In addition, FTD.COM charges the customer a service fee for floral orders.

         In view of the seasonal variations in the revenues and operating results of all of the Company's business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding fiscal period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company's historic financial performance and predicting the Company's future financial performance. For example, revenues and operating results have historically been lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, falls within that quarter. In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding fiscal year may be of limited relevance in evaluating the Company's historical performance and predicting the Company's future performance. The Company's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

THREE-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2000.

         Total revenues decreased by $0.1 million, or 0.1%, to $76.9 million for the three-month period ended December 31, 2001, compared to $77.0 million for the three-month period ended December 31, 2000, for the reasons discussed below.

         Member Services segment revenue decreased by $1.8 million, or 6.8%, to $24.8 million for the three-month period ended December 31, 2001, compared to $26.6 million for the three-month period ended December 31, 2000. This decrease was primarily due to decreased FTD member services revenues partially offset by increased VNS member services revenues, which are derived from a more productive and mature VNS membership base. Membership in FTD, the Company's premium floral service provider, declined from approximately 16,200 to 14,400 members, at December 31, 2000 and 2001, respectively. The Company believes that this decline in membership is primarily attributable to the increase in monthly access fees charged to FTD florists. VNS membership decreased to 8,000 at December 31, 2001 from 8,600 at December 31, 2000. In February 2002, VNS members will be integrated into FTD's membership, resulting in a combined membership of 18,800. Through its FTD membership drive the Company expects to increase membership to approximately 22,000 by the end of fiscal year 2002 compared to 20,000 members at the end of fiscal 2001.

         Technology Products segment revenue decreased by $1.2 million, or 12.3%, to $8.4 million for the three-month period ended December 31, 2001, compared to $9.6 million for the three-month period ended December 31, 2000. This decrease was primarily due to fewer Mercury Wings sales and fewer network transmissions in the quarter ended December 31, 2001 compared to the same period last year. The decline in Mercury Wings sales is attributed to timing of promotions, and the decline in network transmissions is related to the reduction in membership. The Company expects to continue to encourage florists to upgrade from older Mercury equipment to newer Mercury Direct, Mercury Wings and Mercury Advantage systems, which will tend to lower related revenues and to a lesser extent lower earnings due to the elimination of related costs to support the older technology. The

Company has agreements with certain floral service providers that provide a guaranteed minimum order fee for orders processed over the Mercury Network. These agreements contain renewal options and begin to expire in the second half of fiscal year 2002.

         Specialty Wholesaling segment revenue decreased by $4.6 million, or 40.4%, to $6.9 million for the three-month period ended December 31, 2001, compared to $11.5 million for the three-month period ended December 31, 2000. This decrease was primarily the result of a shortfall in Christmas holiday sales and the timing of Valentine's Day sales, which will be shipped in the third quarter of this year. In fiscal year 2002, the Company reduced the number of inventoried items offered to florists. This reduction has led to lower sales and reductions in inventory. The increase in seasonal inventory from June 30, 2001 to December 31, 2001 was $1.0 million compared with $2.6 million for the same periods in the prior fiscal year.

         Direct to Consumer segment revenue increased by $7.5 million, or 25.7%, to $36.8 million for the three-month period ended December 31, 2001, compared to $29.3 million for the three-month period ended December 31, 2000. This increase was primarily due to increases in the floral and gift order volume, increased orders attributable to the acquisition of certain assets of National Flora, Inc. and increases in average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total costs of goods sold and services provided increased by $1.9 million, or 5.0%, to $40.2 million for the three-month period ended December 31, 2001, compared to $38.3 million for the three-month period ended December 31, 2000. This increase was primarily attributable to increased costs in the Direct to Consumer segment. As a percent of revenue, total costs of goods sold and services provided increased to 52.3% for the three-month period ended December 31, 2001 from 49.7% for the three-month period ended December 31, 2000, primarily attributable to the higher mix of sales in the Company's lower margin Direct to Consumer segment and, to a lesser extent, lower margins on its other segments.

         Costs of goods sold and services provided associated with the Member Services segment remained relatively constant at $3.2 million for the three-month period ended December 31, 2001, compared to $3.1 million for the three-month period ended December 31, 2000. As a percent of revenue, costs of goods sold and services provided increased to 13.0% for the three-month period ended December 31, 2001 from 11.5% for the three-month period ended December 31, 2000, primarily as a result of a decrease in revenues from monthly access fees charged to florists due to the decline in FTD membership.

         Costs of goods sold and services provided associated with the Technology Products segment decreased by $0.3 million, or 9.5%, to $3.2 million for the three-month period ended December 31, 2001, compared to $3.5 million for the three-month period ended December 31, 2000. As a percent of revenue, costs of goods sold and services provided increased to 38.1% for the three-month period ended December 31, 2001 from 36.9% for the three-month period ended December 31, 2000, primarily as a result of lower network transmission revenues and higher than anticipated selling and support costs related to newer technology revenues, which have been discounted to encourage the change from older to newer technology.

         Costs of goods sold and services provided associated with the Specialty Wholesaling segment decreased by $3.0 million, or 32.1%, to $6.3 million for the three-month period ended December 31, 2001, compared to $9.3 million for the three-month period ended December 31, 2000. This decrease was primarily due to decreased revenues. As a percent of revenue, costs of goods sold and services provided increased to 91.8% for the three-month period ended December 31, 2001 from 80.6% for the three-month period ended December 31, 2000, primarily as a result of discounting sales and increased freight and handling costs.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $5.1 million, or 22.5%, to $27.5 million for the three-month period ended December 31, 2001, compared to $22.4 million for the three-month period ended December 31, 2000. This increase was primarily attributable to increases in order volume. As a percent of revenue, costs of goods sold and services provided decreased to 74.7% for the three-month period ended December 31, 2001 from 76.6% for the three-month period ended December 31, 2000, primarily as a result of operating improvements, including efficiencies in order entry processing, and increases in specialty gift orders, which typically have higher gross profit margins.

         Advertising and selling costs decreased by $1.6 million, or 7.2%, to $19.8 million for the three-month period ended December 31, 2001, compared to $21.4 million for the three-month period ended December 31, 2000. This decrease was primarily due to lower rebate incentives offered to florists associated with a decline in clearinghouse revenues and to a lesser extent a reduction of marketing and promotion expenditures with a shift from a marketing program focused on year-round advertising to a floral holiday-centric plan focused on Christmas, Valentine's Day, Easter and Mother's Day.

         General and administrative costs decreased by $0.5 million, or 4.2%, to $11.3 million for the three-month period ended December 31, 2001, compared to $11.8 million for the three-month period ended December 31, 2000. This decrease was primarily attributable to a $1.4 million post-retirement health care benefits gain recorded in the quarter ended December 31, 2001, offset in part by a write-down of $0.4 million for internal use software that had been used to process clearinghouse and related transactions for VNS member services and severance costs of $0.5 million for certain former employees.

         Interest expense decreased to $0.9 million from $1.6 million for the three-month periods ended December 31, 2001 and 2000, respectively. The decrease is primarily due to more favorable interest rates and lower levels of borrowing.

         The provision for income taxes and the effective tax rates for the three-month periods ended December 31, 2001 and 2000 were an expense of $2.1 million and a rate of 44% and an expense of $0.9 million and a rate of 23%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the settlement gain related to a lawsuit recorded in the quarter ended September 30, 2000.

         Net income decreased by $0.5 million to $2.2 million for the three-month period ended December 31, 2001, compared to net income of $2.7 million for the three-month period ended December 31, 2000, for the reasons discussed above.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2000.

         Total revenues decreased by $3.1 million, or 2.2%, to $138.2 million for the six-month period ended December 31, 2001, compared to $141.3 million for the six-month period ended December 31, 2000, for the reasons discussed below.

         Member Services segment revenue decreased by $3.1 million, or 6.3%, to $46.7 million for the six-month period ended December 31, 2001, compared to $49.8 million for the six-month period ended December 31, 2000. This decrease was primarily due to decreased FTD member service revenues, related to the decline in FTD membership, which were partially offset by increased VNS member services revenues.

         Technology Products segment revenue decreased by $1.0 million, or 5.9%, to $16.4 million for the six-month period ended December 31, 2001, compared to $17.4 million for the six-month period ended December 31, 2000. This decrease was primarily due to decreased network transmissions, offset in part by increased Mercury equipment support fees charged to Mercury equipment customers.

         Specialty Wholesaling segment revenue decreased by $9.8 million, or 34.4%, to $18.8 million for the six-month period ended December 31, 2001, compared to $28.6 million for the six-month period ended December 31, 2000. The six-month period ended December 31, 2000 included revenue of $3.9 million attributable to the FSG, which is published on a two-year cycle. The remaining $5.9 million decline is primarily due to the shortfall of Christmas holiday sales and the timing of Valentine's Day shipments, as well as lower sales due to the reduction of inventoried items offered to florists in fiscal 2002. This reduction continues to lead to lower sales and reductions in inventory and is expected to improve gross margins resulting from a more attractive mix of products and lower carrying costs associated with inventory. The increase in seasonal inventory from June 30, 2001 to December 31,

2001 was $1.0 million compared with $2.6 million for the same periods in the prior fiscal year.

         Direct to Consumer segment revenue increased by $10.9 million, or 23.9%, to $56.4 million for the six-month period ended December 31, 2001, compared to $45.5 million for the six-month period ended December 31, 2000. This increase was primarily due to increases in floral and gift order volume, increased orders attributable to the acquisition of certain assets of National Flora, Inc. and increases in average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll free telephone number.

         Total costs of goods sold and services provided decreased by $0.3 million, or 0.4%, to $69.5 million for the six-month period ended December 31, 2001, compared to $69.8 million for the six-month period ended December 31, 2000. This decrease was primarily attributable to decreased costs in the Specialty Wholesaling segment offset in part by the increase in Direct to Consumer costs. As a percent of revenue, total costs of goods sold and services provided increased to 50.3% for the six-month period ended December 31, 2001 from 49.4% for the six-month period ended December 31, 2000, primarily attributable to the higher mix of sales in the Company's lower margin Direct to Consumer segment and, to a lesser extent, lower margins on its other segments.

         Costs of goods sold and services provided associated with the Member Services segment remained relatively constant at $6.3 million for the six-month period ended December 31, 2001, compared to $6.2 million for the six-month period ended December 31, 2000. As a percent of revenue, costs of goods sold and services provided increased to 13.5% for the six-month period ended December 31, 2001 from 12.5% for the six-month period ended December 31, 2000, primarily as a result of a decrease in revenues.

         Costs of goods sold and services provided associated with the Technology Products segment remained constant at $6.2 million for the six-month periods ended December 31, 2001 and 2000. As a percent of revenue, costs of goods sold and services provided increased to 37.5% for the six-month period ended December 31, 2001 from 35.4% for the six-month period ended December 31, 2000, primarily as a result of lower network transmission revenues and higher than anticipated selling and support costs related to newer technology revenues, which have been discounted to encourage the change from older to newer technology.

         Costs of goods sold and services provided associated with the Specialty Wholesaling segment decreased by $7.7 million, or 34.2%, to $14.8 million for the six-month period ended December 31, 2001, compared to $22.5 million for the six-month period ended December 31, 2000. This decrease was primarily due to a decrease is revenues. As a percent of revenue, costs of goods sold and services provided were relatively constant at 79.0% for the six-month periods ended December 31, 2001 and December 31, 2000, respectively.

         Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $7.4 million, or 21.0%, to $42.3 million for the six-month period ended December 31, 2001, compared to $34.9 million for the six-month period ended December 31, 2000. This increase was primarily attributable to increases in order volume and average order value. As a percent of revenue, costs of goods sold and services provided decreased to 75.0% for the six-month period ended December 31, 2001 from 76.7% for the six-month period ended December 31, 2000, primarily as a result of operating improvements, including efficiencies in order entry processing, and increases in specialty gift orders, which typically have higher gross profit margins.

         Advertising and selling costs decreased by $5.7 million, or 14.9%, to $32.2 million for the six-month period ended December 31, 2001, compared to $37.9 million for the six-month period ended December 31, 2000. This decrease was primarily due to lower rebate incentives offered to florists associated with a decline in clearinghouse revenues coupled with a reduction of marketing and promotion expenditures with a shift from a marketing program focused on year-round advertising to a floral holiday-centric plan focused on Christmas, Valentine's Day, Easter and Mother's Day.

         General and administrative costs decreased by $3.0 million, or 11.9%, to $22.2 million for the six-month period ended December 31, 2001, compared to $25.2 million for the six-month period ended December 31, 2000. This decrease was primarily due to a $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM's Web site and a $1.4 million post-retirement health care benefits gain, which were recorded in the six month period ended December 31, 2001. Partially offsetting these gains, the Company recorded a write-down of $0.4 million for internal use software that had been used to process clearinghouse and related transactions for VNS member services and severance costs of $0.5 million for certain former employees.

         Interest expense decreased to $1.9 million from $3.1 million for the six-month periods ended December 31, 2001 and 2000, respectively. The decrease is primarily due to more favorable interest rates and lower levels of borrowing.

         The provision for income taxes and the effective tax rates for the six-month periods ended December 31, 2001 and 2000 were an expense of $5.2 million and a rate of 40% and an expense of $4.1 million and a rate of 23%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the settlement gain related to a lawsuit recorded in the quarter ended September 30, 2000.

         Net income decreased by $7.0 million to $6.3 million for the six-month period ended December 31, 2001, compared to net income of $13.3 million for the six-month period ended December 31, 2000. This decrease was primarily the result of a $12.0 million pre-tax settlement gain recorded in the quarter ended September 30, 2000. Net income for the six-month period ended December 31, 2001 includes an after-tax extraordinary loss of $0.3 million for the write-off of deferred financing costs at the time the Company entered into its new Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $0.7 million to $31.6 million at December 31, 2001 from $30.9 million at June 30, 2001. Cash and cash equivalents increased by $7.4 million to $28.2 million at December 31, 2000 from $20.8 million at June 30, 2000.

         Cash provided by operating activities was $19.5 million for the six-month period ended December 31, 2001 compared to cash provided by operating activities of $12.1 million for the six-month period ended December 31, 2000. The increase is primarily attributable to an increase in income from operations and increased accounts payable, coupled with a smaller seasonal increase in inventories. For the six-month period ended December 31, 2001, the Company recorded a $2.6 million gain for the settlement of a claim against the developer of an unlaunched version of its Web site, of which $0.8 million was a non-cash gain, and recorded a $1.4 million post-retirement health care benefits settlement gain, which was a non-cash gain.

         Cash used in investing activities was $11.7 million for the six-month period ended December 31, 2001 compared to cash used in investing activities of $1.9 million for the six-month period ended December 31, 2000. The increase is primarily due to FTD.COM's purchase of certain assets of National Flora, Inc. for $9.0 million. Capital expenditures were $2.2 million for the six-month period ended December 31, 2001, compared to $1.6 million for the six-month period ended December 31, 2000. Expenditures for amortizable intangibles, such as costs relating to the development and implementation of internal use software and other capitalized information technology costs, were $1.3 million and $0.8 million, respectively, for the six-month periods ended December 31, 2001 and December 31, 2000. The Company's anticipated capital expenditures for fiscal year 2002 are estimated to range from $4.0 to $5.0 million and will primarily be used for developing new software and information technology purchases.

         Cash used in financing activities was $7.0 million for the six-month period ended December 31, 2001, compared to cash used in financing activities of $2.9 million for the six-month period ended December 31, 2000. Increased cash used in financing is due to a reduction of borrowings under the revolving credit facility as well as the payment of $0.8 million in deferred financing costs associated with entering into a new credit facility in the first quarter of fiscal 2002.

         As consideration for terminating the contractual relationship between the Company and Florists' Transworld Delivery Association ("the Association"), FTD paid $14.0 million to the Association, of which $12.6 million was paid on June 29, 2001, with the remaining $1.4 million being subject to a one-year escrow holdback, which is reflected in the Company's condensed consolidated balance sheets as restricted cash. These payments were financed through borrowings under the Company's revolving credit facility, and are reflected in the Company's long-term debt at June 30 and December 31, 2001.

         The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the Credit Agreement. The Credit Agreement provides maximum availability of $80 million. Borrowings under the Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. At December 31, 2001, the Company had $48.8 million outstanding under the revolving credit facility and $2.5 million outstanding under various letters of credit. The amounts available under the revolving credit facility will be reduced to $75 million at June 30, 2002, $65 million at June 30, 2003 and $55 million at June 30, 2004, and will mature on December 31, 2004. The Credit Agreement includes covenants, which, among other things require the Company to maintain certain financial ratios and a minimum level of consolidated net worth. At December 31, 2001, the Company was in compliance with the covenants contained in the Credit Agreement.

         In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20 million at a cap rate of 5.0% expiring December 31, 2003, whereas the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate.

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

DEFERRED TAX ASSET

         At December 31, 2001, the net current and long-term deferred tax assets were $3.8 million and $0.9 million, respectively. The long-term deferred tax asset includes a $2.5 million valuation allowance. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, it is more likely than not that the net deferred tax asset is recoverable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20 million at a cap rate of 5.0% expiring December 31, 2003, whereas the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate. During the quarter ended December 31, 2001 the variable interest rate did not exceed the 5.0% cap rate. Accordingly, the Company has not received any payments under these agreements during the quarter ended December 31, 2001.

         At December 31, 2001, $48.8 million of debt was outstanding under the Credit Agreement. A portion of the Company's outstanding debt, which totaled $28.8 million at December 31, 2001, is not covered by interest rate cap agreements. An adverse change in interest rates would cause an increase in the amount of interest paid. If the Company's borrowings were to remain outstanding for the remaining term of the Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $488,000 in the amount of annualized interest paid and annualized interest expense recognized in the consolidated financial statements. When the variable interest rate exceeds the 5.0% cap, a 100 basis point increase on the portion of the debt not covered by the interest rate cap would result in a $288,000 increase in annualized interest paid and annualized interest expense recognized in the consolidated financial statements.

         The Company believes that its exposure to interest rate fluctuations is also limited due to the Company's philosophy of maintaining minimal cash balances, excluding the cash of FTD.COM, in an effort to effectively use any excess cash flows to reduce outstanding debt.

         The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

         The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the other comprehensive loss caption on the Condensed Consolidated Statements of Operations and Comprehensive Income and was not material for the three- and six-month periods ended December 31, 2001 and 2000. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on November 13, 2001.
         (b)  Not Applicable.
         (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters: (1) the election of five directors to serve until the next meeting or until their successors are duly elected and qualified and (2) the ratification of the appointment of KPMG LLP as independent auditors for the Company's fiscal year ending June 30, 2002.

              (1) Each nominee for director was elected by an affirmative vote of the plurality of shares of Class A Common Stock entitled to vote at the meeting. Abstentions and other shares not voted were not counted as this would not have affected the result of the vote. The results of the stockholder votes and the elected directors are as follows:

                                                   For            Abstain
                                                   ---            -------

                   Robert L. Norton            10,617,767        1,759,621
                   Habib Y. Gorgi              10,617,767        1,759,621
                   Stephen G. Pagliuca         10,617,767        1,759,621
                   Richard C. Perry            10,617,767        1,759,621
                   William J. Vernon           10,617,767        1,759,621


              (2) The proposal to ratify the appointment of KPMG LLP as independent auditor for the Company's fiscal year ending June 30, 2002 was approved by the affirmative vote of the holders of a majority of the shares of Class A Common Stock entitled to vote at the meeting. Abstentions and other shares not voted were not counted, as this would not have affected the result of the vote. The results of the stockholder votes are as follows:

                                                  For        Against   Abstain
                                                  ---        -------   -------

                   Appointment of KPMG LLP     10,617,767      0       1,759,621


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three-month period ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of February 2002.

                       IOS BRANDS CORPORATION

                 By:   /s/ Randall L. Twyman
                       ----------------------
                       Randall L. Twyman
                       Vice President of Finance
                       (Principal accounting officer and officer duly authorized to sign on behalf of registrant)