Form 10-Q
period 2002-03-31
IOS BRANDS CORP
filed 2002-04-30
CIK 944537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission File Number

000-21277

IOS BRANDS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3711271
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3113 WOODCREEK DRIVE
DOWNERS GROVE, IL 60515-5420
(Address of Principal Executive Offices)

(630) 719-7800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

As of April 26, 2002, there were 12,377,388 outstanding shares of the Registrant’s Class A common stock, par value $.01 per share (“Class A Common Stock”), and 2,198,750 outstanding shares of the Registrant’s Class B convertible common stock, par value $.0005 per share (“Class B Convertible Common Stock” and, together with Class A Common Stock, “Common Stock”).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

IOS BRANDS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2002 (Unaudited)	June 30, 2001

Assets
Current assets:
Cash and cash equivalents	$33,546	$30,890
Restricted cash	1,400	1,400
Accounts receivable, less allowance for doubtful accounts of $5,278 at March 31, 2002 and $4,984 at June 30, 2001	34,441	23,251
Inventories, net	11,313	12,469
Deferred income taxes	3,583	3,556
Prepaid expenses and other	4,510	2,851
Total current assets	88,793	74,417

Property and equipment, less accumulated depreciation of $28,613 at March 31, 2002 and $26,592 at June 30, 2001	15,212	15,657

Other assets:
Deferred income taxes	—	5,942
Other noncurrent assets	14,338	13,301
Goodwill and other intangibles, less accumulated amortization of $21,407 at March 31, 2002 and $19,350 at June 30, 2001	71,318	66,034
Total other assets	85,656	85,277

Total assets	$189,661	$175,351

Liabilities and Stockholders’ Equity

Current liabilities:
Book overdrafts	$4,933	$8,013
Accounts payable	38,055	32,974
Customer deposits and accrued customer incentive programs	10,569	10,555
Other accrued liabilities	9,816	9,139
Total current liabilities	63,373	60,681

Long-term debt	54,000	54,875
Pension and other post-retirement benefits	4,320	5,957
Deferred income taxes	1,816	—

Minority interest in subsidiary	4,482	2,699

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and June 30, 2001	—	—
Class A common stock, $.01 par value; 30,000,000 shares authorized; 12,598,227 shares issued and outstanding at March 31, 2002 and June 30, 2001	126	126
Class B convertible common stock, $.0005 par value; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding at March 31, 2002 and June 30, 2001	2	2
Additional paid-in capital	81,731	82,226
Treasury stock at cost, 220,839 shares of Class A common stock and 801,250 shares of Class B convertible common stock at March 31, 2002 and June 30, 2001	(14,113)	(14,113)
Deferred compensation	(2,170)	(3,778)
Accumulated other comprehensive loss	(646)	(564)
Retained deficit	(3,260)	(12,760)
Total stockholders’ equity	61,670	51,139

Total liabilities and stockholders’ equity	$189,661	$175,351

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenues:
Products	60,803	51,664	139,272	129,108
Services	31,498	32,451	90,257	95,243
Total revenues	92,301	84,115	229,529	224,351

Costs of goods sold and services provided:
Products	46,567	40,422	107,349	99,387
Services	5,428	5,693	15,357	17,174
Total costs of goods sold and services provided	51,995	46,115	122,706	116,561

Gross profit	40,306	38,000	106,823	107,790

Operating expenses:
Advertising and selling	18,800	17,762	48,239	52,892
General and administrative	14,313	13,839	37,086	40,027
Total operating expenses	33,113	31,601	85,325	92,919

Income from operations	7,193	6,399	21,498	14,871

Other income and expenses:
Interest income	(234)	(436)	(751)	(1,051)
Interest expense	735	1,186	2,624	4,304
Settlement gain	—	—	—	(12,000)
Other expense (income)	(43)	(15)	(88)	148

Total other (income) and expenses	458	735	1,785	(8,599)

Income before income tax and minority interest	6,735	5,664	19,713	23,470

Income tax expense	2,984	2,120	8,232	6,225
Minority interest	538	393	1,639	824

Net income before extraordinary item	3,213	3,151	9,842	16,421

Extraordinary item – write-off of deferred financing costs, net of income tax benefit of $209	—	—	342	—

Net income	$3,213	$3,151	$9,500	$16,421

Other comprehensive loss – foreign currency translation adjustment	6	74	82	89

Comprehensive income	$3,207	$3,077	$9,418	$16,332

Net income per common share – basic:
Net income before extraordinary item	$0.22	$0.22	$0.67	$1.12
Extraordinary item	—	—	$0.02	—
Net income per share	$0.22	$0.22	$0.65	$1.12

Net income per common share – diluted:
Net income before extraordinary item	$0.22	$0.21	$0.66	$1.10
Extraordinary item	—	—	$0.02	—
Net income per share	$0.22	$0.21	$0.64	$1.10

Weighted average common shares outstanding:
Basic	14,523	14,471	14,512	14,716
Diluted	14,778	14,723	14,765	14,965

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$9,500	$16,421
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash settlement gain	—	(12,000)
Depreciation and amortization	7,188	7,528
Write-off of deferred financing costs	342	—
Impairment loss	449	—
Provision for doubtful accounts	2,529	2,162
Deferred compensation expense	1,135	1,545
Post-retirement benefits settlement gain	(1,395)	—
Non-cash settlement of liabilities	(807)	(524)
Minority interest in earnings	1,639	824
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(13,683)	(8,690)
Deferred income taxes	8,062	5,881
Inventories	1,156	1,022
Other assets	(1,739)	(1,139)
Accounts payable	4,986	(7,287)
Other accrued liabilities	1,283	2,643
Net cash provided by operating activities	20,645	8,386

Cash flows from investing activities:
Purchase of certain assets of National Flora, Inc.	(9,060)	—
Capital expenditures, net	(3,497)	(2,804)
Other	(473)	(318)
Net cash used in investing activities	(13,030)	(3,122)

Cash flows from financing activities:
Proceeds of revolving credit borrowings	123,500	63,325
Repayments of long-term debt	(124,375)	(64,875)
Deferred financing costs	(802)	—
Purchase of common stock	—	(142)
Book overdrafts	(3,080)	165
Other	(120)	—
Net cash used in financing activities	(4,877)	(1,527)

Effect of foreign exchange rate changes on cash	(82)	(89)

Net increase in cash and cash equivalents	2,656	3,648

Cash and cash equivalents at beginning of period	30,890	20,825
Cash and cash equivalents at end of period	$33,546	$24,473

Supplemental disclosures of cash flow information:
Interest paid	$1,968	$4,062
Income taxes paid	$226	$175
Purchase of certain assets of National Flora, Inc.
Fair value of assets acquired	$1,816	$—
Fair value of liabilities assumed	(21)	—
Other acquisition costs	(74)	—
Excess purchase price allocated to intangible assets	7,339	—
Net cash payment	$9,060	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

IOS BRANDS Corporation (the “Company” or “IOS”) is a Delaware corporation that was formed in 1994. The operations of IOS’s principal operating subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”), include those of its indirect wholly-owned subsidiaries Renaissance Greeting Cards, Inc. (“Renaissance”) and FTD Canada Inc., as well as its majority-owned subsidiary FTD.COM INC. (“FTD.COM”). FTD.COM’s Class A common stock, par value $.01 per share, is quoted on the Nasdaq National Market under the symbol “EFTD.” At March 31, 2002, FTD owned approximately 83% of FTD.COM’s outstanding common shares.  Substantially all the operations of IOS are conducted through FTD and its subsidiaries.

IOS is a floral services provider through approximately 20,000 FTD-member, retail florist shops located primarily in North America and through affiliated or related organizations, approximately 28,000 non-member retail florist shops located in over 150 countries outside North America and, through its indirect ownership of FTD.COM, an Internet and a telephone direct marketer of flowers and specialty gifts to consumers.

On March 3, 2002, IOS, FTD, a newly-formed wholly-owned subsidiary of FTD, and FTD.COM entered into a definitive merger agreement pursuant to which the newly-formed indirect wholly-owned subsidiary of IOS that was created to effect the merger will merge with and into FTD.COM.  Upon consummation of the merger, FTD.COM, as the surviving corporation, will continue its existence as an indirect wholly-owned subsidiary of IOS.  See Note 15 for a discussion of the merger agreement and the proposed merger.

Note 2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001. The interim unaudited statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Certain amounts in the condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended March 31, 2001, and the condensed consolidated statement of cash flows for the nine-month period ended March 31, 2001 have been reclassified to conform to the current period presentation.

Note 3.  Recently Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions.  SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS No. 141, which has had no material impact on its condensed consolidated financial statements.

In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

In October 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company does not believe that the adoption of SFAS No. 144 will have a material effect on the financial statements.

Note 4.  Capital Transactions

During the nine-month period ended March 31, 2002, pursuant to the terms of the Company’s 1994 Stock Award and Incentive Plan, as amended (the “Plan”), options to purchase 58,300 shares of Class A Common Stock previously granted were canceled.  The Company did not repurchase into treasury any outstanding shares of Common Stock or issue any restricted shares of Common Stock to officers during the nine-month period ended March 31, 2002.

During the nine-month period ended March 31, 2001, pursuant to the terms of Plan, options to purchase 102,300 shares of Class A Common Stock were granted and options to purchase 49,400 shares of Class A Common Stock previously granted were canceled.  The Company repurchased 10,600 shares of Class A Common Stock into treasury.  The Company did not issue any restricted shares of Common Stock to officers during the nine-month period ended March 31, 2001.

On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company’s shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock.  See Note 11 for further information regarding this settlement.

Note 5.  Revenues from Sale of the Floral Selections Guide (“FSG”)

As a condition of FTD affiliation, all FTD florists must purchase an FSG and related workbook. The Company recognizes revenue related to the FSG at the time of shipment to the florist.  The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the FSG for as long as the purchaser remains an FTD florist in good standing.  There are no refund provisions associated with the purchase of the FSG.  Historically, the Company has provided de minimus refunds in isolated cases.  The FSG is currently published on a two-year cycle.  In the nine-month period ended March 31, 2001, revenue from such FSG sales was $3.9 million.

Note 6.  Consideration Given to Customers

During the third quarter of fiscal 2002, the Company adopted the requirements of Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”).  In accordance with the requirements of EITF 01-9, the Company has reclassified certain advertising and selling expenses to contra-revenue in the current and prior year that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company.  The amounts related to the cash rebates for both the three-month periods ended March 31, 2002 and 2001 was $0.6 million and for the nine-month periods ended March 31, 2002 and 2001 were $1.6 million and $1.7 million, respectively.

In addition, in accordance with the requirements of EITF 01-9, FTD.COM has reclassified current and prior year advertising and selling expenses to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order.  The amounts related to the granting of mileage and reward points for the three-month periods ended March 31, 2002 and 2001 were $0.9 million and $0.4 million, respectively, and for the nine-month periods ended March 31, 2002 and 2001 were $2.1 million and $1.0 million, respectively.

Note 7.  Income Taxes

The provisions for income taxes for the nine-month periods ended March 31, 2002 and 2001 were $8.2 million, reflecting an effective rate of 42%, and $6.2 million, reflecting an effective rate of 27%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the $12.0 million settlement gain related to a lawsuit recorded in the quarter ended September 30, 2000.

At March 31, 2002, the net current deferred tax asset was $3.6 million and net long-term deferred tax liability was $1.8 million. The long-term deferred tax asset includes a $2.5 million valuation allowance. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, it is more likely than not that the net deferred tax asset is recoverable.

Note 8.  Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the computations of basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2002 and 2001 are as follows:

	Three-months ended March 31,		Nine-months ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Net income	$3,213	$3,151	$9,500	$16,421

Weighted average basic shares of Common Stock outstanding	14,523	14,471	14,512	14,716

Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	105	92	101	89

Options to purchase shares of Class A Common Stock	150	160	152	160

Weighted average diluted shares of Common Stock Outstanding	14,778	14,723	14,765	14,965

Basic net income per share of Common Stock	$0.22	$0.22	$0.65	$1.12

Diluted net income per share of Common Stock	$0.22	$0.21	$0.64	$1.10

Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 27,400 shares and 40,000 shares, respectively, for the three- and nine-month periods ended March 31, 2002, and approximately 61,000 shares and 68,800, respectively, shares for the three- and nine-month periods ended March 31, 2001.

Note 9.  Financing Arrangements

On September 27, 2001, IOS entered into an $80.0 million credit agreement (the “Credit Agreement”) with Harris Trust and Savings Bank, as administrative agent, and a syndicate of lenders, maturing in no event later than December 31, 2004. The revolving credit commitments under the Credit Agreement will be reduced to $75 million at June 30, 2002, to $65.0 million at June 30, 2003 and to $55.0 million at June 30, 2004. Borrowings are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate (“LIBOR”).

As a result of entering into the Credit Agreement, $0.5 million of unamortized deferred financing costs, associated with the Company’s prior credit agreement with Bank One, NA dated November 20, 1997, were expensed in the nine-month period ended March 31, 2002. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.2 million, resulting in a tax effected loss on extinguishment of debt of $0.3 million, which is reflected as an extraordinary item in the accompanying condensed consolidated statements of operations and comprehensive income for the nine-month period ended March 31, 2002.

The Credit Agreement includes covenants which, among other things, require that FTD maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter to be no greater than 2.75 to 1.0 until March 31, 2003 and 2.50 to 1.0 at all times thereafter and a fixed charge coverage ratio of not less than 1.75 to 1.0.  In addition, FTD is required to maintain a minimum level of consolidated net worth of $24.0 million plus 50% of net income for each fiscal quarter plus 100% of the net cash proceeds received from certain issuances of equity securities.  The Company is in compliance with all debt covenants at March 31, 2002.

The Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s and its subsidiaries’ ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. The Credit Agreement also includes restrictions that limit the Company’s subsidiaries’ ability to pay dividends. In addition, substantially all of the assets of the Company are pledged as security under the Credit Agreement, however, the Credit Agreement excludes FTD.COM from its terms and restrictions although the Company pledged its shares in FTD.COM as security.

On March 12, 2002, the Company entered into an amendment and waiver to the Credit Agreement in order to allow for the proposed merger and related transactions.  In the amendment, the Company agreed to pledge all of FTD.COM's stock upon the consummation of the merger.  See Note 15 for discussion of the merger agreement and the proposed merger.

The Company is exposed to various market risks, which primarily consist of interest rate risk. The Company’s policy is to enter into certain derivative instruments in an effort to hedge its underlying economic exposure and to manage these instruments with the objective to reduce its exposure to changes in interest rates. The Company currently does not use derivative instruments for trading purposes.

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt. The interest rate caps had a notional amount of $20.0 million at a cap rate of 5.0% at March 31, 2002 and are effective through December 31, 2003. The financing party agrees to pay the Company a variable rate (LIBOR) on the notional amount if the rate on the floating rate debt exceeds the cap rate. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying condensed consolidated balance sheet and is being amortized to interest expense over its term. The carrying value of $99,000 approximates fair value and therefore, no fair value adjustment was recorded in the period.

Note 10.  Segment Information

The Company has identified four reportable business segments based on the nature of its products and services and financial reports which are evaluated regularly by management in deciding how to allocate resources and assess performance. For purposes of managing the Company, management reviews segment financial performance to the operating income level for the Direct to Consumer business segment, which consists solely of FTD.COM’s operations, and to the gross margin level for the Company’s remaining business segments.

These four business segments are Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer. The Member Services segment primarily includes the Clearinghouse, Publications and the Company’s investment in Interflora, Inc. The Technology Products segment includes Mercury equipment sales and Mercury Network charges. The Specialty Wholesaling segment includes the sales of products supporting the retail floral and specialty gift industries. The Direct to Consumer segment, comprised of FTD.COM, is an Internet and telephone marketer of flowers and specialty gifts through FTD.COM.

These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. Of the Company’s assets totaling approximately $189.7 million at March 31, 2002, the assets of FTD.COM totaled $42.5 million, of which $31.8 million was cash and cash equivalents.  The assets of the Company’s other three operating business segments comprise the majority of the remaining assets of $147.2 million.  The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions, except for the Direct to Consumer segment, which has independently funded its operations since June 1999.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

In anticipation of the pending merger, certain executives of FTD.COM began performing work specifically related to the Operating Company during the third quarter of fiscal 2002.  As a result, $87,000, representing a portion of the salary-related expenses for these executives, was allocated from FTD.COM to the Operating Company in the third quarter of fiscal 2002.  See Note 15 for discussion of the merger agreement and the proposed merger.

The following tables detail the Company’s operating results by reportable business segment for the three- and nine-month periods ended March 31, 2002 and 2001.

	Three-month period ended March 31,
	2002			2001
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Member Services	$24,322	$816	$25,138	$24,054	$710	$24,764
Technology Products	8,111	(125)	7,986	10,212	(127)	10,085
Specialty Wholesaling	14,301	—	14,301	16,581	—	16,581
Direct to Consumer	48,871	(3,995)	44,876	36,083	(3,398)	32,685
Total revenues	95,605	(3,304)	92,301	86,930	(2,815)	84,115

Costs of goods sold and services provided:
Member Services	4,056	(502)	3,554	4,091	(525)	3,566
Technology Products	2,959	—	2,959	3,802	—	3,802
Specialty Wholesaling	11,067	—	11,067	13,242	—	13,242
Direct to Consumer	34,990	(575)	34,415	26,038	(533)	25,505
Total costs of goods sold and services provided	53,072	(1,077)	51,995	47,173	(1,058)	46,115

Gross margin by segment:
Member Services	20,266	1,318	21,584	19,963	1,235	21,198
Technology Products	5,152	(125)	5,027	6,410	(127)	6,283
Specialty Wholesaling	3,234	—	3,234	3,339	—	3,339
Direct to Consumer	13,881	(3,420)	10,461	10,045	(2,865)	7,180
Total gross margin	42,533	(2,227)	40,306	39,757	(1,757)	38,000

Operating expenses:
Member Services, Technology Products, and Specialty Wholesaling	24,933	(1,088)	23,845	25,286	(823)	24,463
Direct to Consumer	10,407	(1,139)	9,268	8,072	(934)	7,138
Total operating expenses	35,340	(2,227)	33,113	33,358	(1,757)	31,601

Income from operations	$7,193	$—	$7,193	$6,399	$—	$6,399

	Nine-month period ended March 31,
	2002			2001
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Member Services	$70,557	$278	$70,835	$73,305	$184	$73,489
Technology Products	24,701	(331)	24,370	27,814	(321)	27,493
Specialty Wholesaling	33,063	—	33,063	45,163	—	45,163
Direct to Consumer	111,138	(9,877)	101,261	86,778	(8,572)	78,206
Total revenues	239,459	(9,930)	229,529	233,060	(8,709)	224,351

Costs of goods sold and services provided:
Member Services	11,368	(1,519)	9,849	11,327	(1,550)	9,777
Technology Products	9,109	—	9,109	9,956	—	9,956
Specialty Wholesaling	25,898	—	25,898	35,790	—	35,790
Direct to Consumer	79,212	(1,362)	77,850	62,290	(1,252)	61,038
Total costs of goods sold and services provided	125,587	(2,881)	122,706	119,363	(2,802)	116,561

Gross margin by segment:
Member Services	59,189	1,797	60,986	61,978	1,734	63,712
Technology Products	15,592	(331)	15,261	17,858	(321)	17,537
Specialty Wholesaling	7,165	—	7,165	9,373	—	9,373
Direct to Consumer	31,926	(8,515)	23,411	24,488	(7,320)	17,168
Total gross margin	113,872	(7,049)	106,823	113,697	(5,907)	107,790

Operating expenses:
Member Services, Technology Products, and Specialty Wholesaling	71,038	(3,828)	67,210	78,331	(3,323)	75,008
Direct to Consumer	21,336	(3,221)	18,115	20,495	(2,584)	17,911
Total operating expenses	92,374	(7,049)	85,325	98,826	(5,907)	92,919

Income from operations	$21,498	$—	$21,498	$14,871	$—	$14,871

Note 11.  Litigation Settlements

A placement agent received warrants for 750,000 shares of Class B Common Stock in partial payment for its services related to the financing of the original acquisition of Florist's Transworld Delivery Association ("FTDA"), a Michigan non-profit corporation, which was converted following that acquisition into Florist’s Transworld Delivery Inc., a Michigan for-profit corporation.  Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of Class B Common Stock of the Company.

The Company disputed the placement agent's claim for compensation and filed suit for breach of fiduciary duty and other claims.  On July 26, 2000, the Company settled the lawsuit whereby the placement agent returned the 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock.  As a result of this settlement, in the third quarter of fiscal 2001, the Company recognized a settlement gain of $12.0 million, on a pretax basis, based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

FTD.COM recorded a $2.6 million gain in the nine-month period ended March 31, 2002 for the settlement of a claim against the developer of an unlaunched version of its Web site, which includes the reversal of $0.8 million in accruals related to the gain.  The gain was recorded in general and administrative expenses.

Note 12.  Post-retirement Health Care Benefits

The Company provides certain post-retirement health care benefits to qualifying retirees under the terms of the Company’s qualified retirement plan. During the nine-month period ended March 31, 2002, the Company terminated certain future post-retirement health care benefits. This termination in benefits caused a decrease in the Company’s post-retirement health care obligation attributed to prior services rendered and generated a pretax settlement gain of $1.4 million, which was recorded as a reduction of general and administrative expenses in the nine-month period ended March 31, 2002.

Note 13.  Acquisition of Certain Assets of National Flora, Inc.

On November 9, 2001, the Company’s majority-owned subsidiary FTD.COM completed the acquisition of certain assets of National Flora, Inc. (“National Flora”) pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and FTD.COM (the “Asset Purchase Agreement”). National Flora is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was funded from the FTD.COM’s existing cash balances.  Additionally, FTD.COM incurred $0.1 million of other acquisition costs.  The assets acquired primarily consisted of $1.7 million in prepaid advertising expenses, National Flora’s rights under or in respect of certain contracts and agreements, National Flora’s customer base and goodwill.  The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the FTD.COM.  The results of operations since the date of FTD.COM’s acquisition of certain assets of National Flora are included in the Company’s financial statements.

The Company accounted for the acquisition using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.  This allocation included $0.9 million allocated to a customer list, which will be amortized over five years. At March 31, 2002, accumulated amortization was $65,000 associated with this intangible asset.

Of the remaining portion of the purchase price, $6.5 million was allocated to goodwill.  In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the $6.5 million in goodwill acquired in the acquisition of National Flora will not be amortized and will be tested for impairment at least annually.  For tax purposes, 100% of the $6.5 million in goodwill is expected to be deductible.

Note 14.  Related Party Transactions

IOS incurred expenses of $1.5 million and $1.6 million for the nine-month periods ended March 31, 2002 and 2001, respectively, related to the payment for management, financial and other corporate advisory services and related expenses to parties related to each of Perry Acquisition Partners, the Bain Funds and the Fleet Funds.  The management consulting services agreement requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

IOS loaned various officers of IOS and FTD.COM in aggregate $2.5 million with terms ranging from four to five years, due dates ranging from 2003 to 2005, accrued interest ranging from 6.5% to 8.5% per annum and principal due at maturity.  At March 31, 2002, the total amount outstanding under loans to these officers was $2.7 million in principal and accrued interest.

On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company’s shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock.  As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.  See Note 11 for further information regarding this settlement.

Note 15.  Merger Agreement

On March 3, 2002, IOS, FTD, a newly-formed wholly-owned subsidiary of FTD, and FTD.COM entered into a definitive merger agreement pursuant to which the newly-formed indirect wholly-owned subsidiary of IOS that was created to effect the merger will merge with and into FTD.COM.  Upon consummation of the merger, FTD.COM, as the surviving corporation, will continue its existence as an indirect wholly-owned subsidiary of IOS. The Company will account for the merger using the purchase method of accounting. In the merger, each stockholder of FTD.COM, other than IOS and its direct or indirect wholly-owned subsidiaries, will be entitled to receive 0.26 shares of Class A Common Stock for each outstanding share of FTD.COM common stock owned at the time of the merger.  At or shortly after the time of the merger, IOS currently intends to pay a stock dividend to IOS stockholders, including former stockholders of FTD.COM, such that FTD.COM stockholders will own approximately one share of Class A Common Stock for each share of FTD.COM common stock they own at the time of the merger.

Pursuant to the terms of the merger agreement, all outstanding options to purchase shares of FTD.COM common stock will be converted into options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock will be converted into shares of Class A Common Stock in accordance with the exchange ratio and be subject to the same restrictions and vesting schedule.  It is expected that the Class A Common Stock, including the shares to be issued to FTD.COM’s stockholders in the merger, will be quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “FTDI” upon the completion of the merger.

In connection with the merger, the controlling stockholders of IOS will enter into a governance agreement with IOS that requires IOS to nominate designated representatives of the controlling stockholders to the IOS board of directors for so long as the controlling stockholders continue to own certain specified percentages of IOS Common Stock.  The controlling stockholders also will enter into a registration agreement with IOS at the time of the merger that may require IOS to register their shares of common stock on the first anniversary of the date of the merger, or sooner in the case of offerings initiated by IOS following the merger.  Under the terms of the registration agreement, the controlling stockholders have agreed not to sell or distribute any of their shares of IOS common stock until at least six months after the date of the merger and they are thereafter subject to further limitations under the Securities Act of 1933 and the registration agreement.

Additionally, in connection with the merger, IOS is requesting the stockholders of IOS to approve the award of one-time bonuses of $5,321,174 and $3,237,467, respectively, to the chief executive officers of IOS and FTD.COM if certain conditions are satisfied.

On March 22, 2002, IOS filed a registration statement on Form S-4 that included the preliminary joint proxy statement of IOS and FTD.COM relating to the merger and the other transactions contemplated by the merger agreement.

The completion of the merger depends upon each party meeting a number of conditions, including, among other things, the adoption of the merger agreement and the related transactions by the holders of a majority of the outstanding shares of the FTD.COM’s Common Stock, the declaration by the Securities and Exchange Commission that IOS’s Registration Statement on Form S-4 is effective under the Securities Act of 1933 and the approval for quotation on Nasdaq of IOS’s Class A Common Stock.

For a description of the litigation that has been filed in connection with the merger, see Part II, Item 1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company generates its revenue from four principal segments: Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer.

Member Services includes floral services provided to member florists, consisting primarily of:

•                  Clearinghouse, which provides order billing and collection services to both the sending and receiving florists. The Company receives a percentage of the order value for these services.

•                  Publications, which consists of sales of the Directory that is published on a quarterly basis in both CD-ROM and paper book form. Publications also includes revenue attributable to the set up and maintenance of florists’ Web sites for FTD Florists’ Online hosted through FTD.COM’s www.ftd.com Web site pursuant to a Web site hosting agreement with FTD.COM.

•                  Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora

British Unit.  FTD’s percent of ownership in this joint venture is thirty-three and one third percent.  The joint venture gives FTD members access to a floral service organization with non-FTD member florists, enabling FTD florists to transmit and receive orders outside North America.

Technology Products consists primarily of:

•                  Mercury equipment sales and leasing of hardware and software to florists.

•                  Mercury Network, which is FTD’s proprietary telecommunications network used by florists to transmit orders through the Company’s Clearinghouse or competing clearinghouses.

The Specialty Wholesaling business segment consists primarily of FTD’s wholesale distribution of floral-related products to florists.  This segment includes the wholesale distribution of both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. It also includes greeting cards, specialty gifts and the Floral Selections Guide, FSG, in addition to other miscellaneous items.

The Direct to Consumer business segment consists of FTD’s majority-owned subsidiary, FTD.COM.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts.  This business segment includes consumer orders generated by the www.ftd.com Web site and the 1-800-SEND-FTD and other toll-free telephone numbers. FTD.COM records order revenue and costs for fulfillment and processing services when an order is filled. In addition, FTD.COM charges the customer a service fee for floral orders.

In view of the seasonal variations in the revenues and operating results of all of the Company’s business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding fiscal period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historic financial performance and predicting the Company’s future financial performance. For example, revenues and operating results have historically been lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, falls within that quarter.  In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30. In fiscal 2002, Easter fell within the quarter ending March 31 and in fiscal 2001, Easter fell within the quarter ending June 30.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

On March 3, 2002, IOS, FTD, a newly-formed wholly-owned subsidiary of FTD, and FTD.COM entered into a definitive merger agreement pursuant to which the newly-formed indirect wholly-owned subsidiary IOS that was created to effect the merger will merge with and into FTD.COM.  Upon consummation of the merger, FTD.COM, as the surviving corporation, will continue its existence as an indirect wholly-owned subsidiary of IOS.  For information about the pro forma effects of the proposed merger described in Note 15 of the notes to the financial statements, reference should be made to the Company's Registration Statement on Form S-4, as amended (File No. 33-84736) (the “S-4”).

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2001.

Total revenues increased by $8.2 million, or 9.7%, to $92.3 million for the three-month period ended March 31, 2002, compared to $84.1 million for the three-month period ended March 31, 2001, for the reasons discussed below.

Member Services segment revenue increased by $0.3 million, or 1.5%, to $25.1 million for the three-month period ended March 31, 2002, compared to $24.8 million for the three-month period ended March 31, 2001. This increase was primarily due to increased publications revenues due to increased revenues per participating florist member, which was partially offset by a decline in membership services revenues. This decline in membership services revenues was primarily due to a decline in the number of average members for the periods presented.

Technology Products segment revenue decreased by $2.1 million, or 20.8%, to $8.0 million for the three-month period ended March 31, 2002, compared to $10.1 million for the three-month period ended March 31, 2001. This decrease was primarily due to fewer Mercury equipment sales and fewer network transmissions in the quarter ended March 31, 2002 compared to the same period last year. The decline in Mercury equipment sales is attributed to timing of promotions and the decline in network transmissions is related to the reduction in membership, as described above. The Company has two agreements with a floral service provider that provide a guaranteed minimum order fee for orders processed over the Mercury Network.  During the third quarter of fiscal 2002, one of the agreements expired and the Company has received a notice of non-renewal for the period beginning September 1, 2002 related to the other agreement.  Although the Company is currently negotiating with the floral service provider to renew the existing contract, there can be no assurance this will occur.  In the event the floral service provider does not agree to renew this agreement, the Company’s revenues and operating results could be adversely affected.

Specialty Wholesaling segment revenue decreased by $2.3 million, or 13.8%, to $14.3 million for the three-month period ended March 31, 2002, compared to $16.6 million for the three-month period ended March 31, 2001. This decrease was primarily the result of a shortfall in Valentine’s Day and Easter sales due to a reduced number of inventoried items offered to florists in fiscal 2002.

Direct to Consumer segment revenue increased by $12.2 million, or 37.3%, to $44.9 million for the three-month period ended March 31, 2002, compared to $32.7 million for the three-month period ended March 31, 2001.  This increase was primarily due to continued growth in order volume, led by increased Valentine’s Day holiday sales, increased orders attributable to the acquisition of National Flora, as well as the Easter holiday falling in the third quarter of fiscal 2002 rather than falling in the fourth quarter of fiscal 2001.

Total costs of goods sold and services provided increased by $5.9 million, or 12.8%, to $52.0 million for the three-month period ended March 31, 2002, compared to $46.1 million for the three-month period ended March 31, 2001. This increase was primarily attributable to increased costs in the Direct to Consumer segment. As a percent of revenue, total costs of goods sold and services provided increased to 56.3% for the three-month period ended March 31, 2002 from 54.8% for the three-month period ended March 31, 2001, primarily attributable to the higher mix of sales in the Company’s lower margin Direct to Consumer segment.

Costs of goods sold and services provided associated with the Member Services segment remained relatively constant at $3.6 million for the three-month period ended March 31, 2002, compared to $3.6 million for the three-month period ended March 31, 2001. As a percent of revenue, costs of goods sold and services provided decreased to 14.1% for the three-month period ended March 31, 2002 from 14.4% for the three-month period ended March 31, 2001.

Costs of goods sold and services provided associated with the Technology Products segment decreased by $0.8 million, or 22.2%, to $3.0 million for the three-month period ended March 31, 2002, compared to $3.8 million for the three-month period ended March 31, 2001. This decrease was primarily due to decreased Mercury equipment costs related to a decline in Mercury equipment sales. As a percent of revenue, costs of goods sold and services provided decreased to 37.1% for the three-month period ended March 31, 2002 from 37.7% for the three-month period ended March 31, 2001.

Costs of goods sold and services provided associated with the Specialty Wholesaling segment decreased by $2.1 million, or 16.4%, to $11.1 million for the three-month period ended March 31, 2002, compared to $13.2 million for the three-month period ended March 31, 2001. This decrease was primarily due to decreased revenues.   As a percent of revenue, costs of goods sold and services provided decreased to 77.4% for the three-month period ended March 31, 2002 from 79.9% for the three-month period ended March 31, 2001, primarily as a result of the change in sales mix.

Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $8.9 million, or 34.9%, to $34.4 million for the three-month period ended March 31, 2002, compared to $25.5 million for the three-month period ended March 31, 2001. This increase was primarily attributable to increases in order volume. As a percent of revenue, costs of goods sold and services provided decreased to 76.7% for the three-month period ended March 31, 2002 from 78.0% for the three-month period ended March 31, 2001, primarily as a result of operating improvements, including efficiencies in order entry processing, and increases in specialty gift orders, which typically have higher gross profit margins.

Advertising and selling costs increased by $1.0 million, or 5.8%, to $18.8 million for the three-month period ended March 31, 2002, compared to $17.8 million for the three-month period ended March 31, 2001. This increase was primarily due to increased marketing and promotion expenditures in the Direct to Consumer segment.

General and administrative costs increased by $0.5 million, or 3.4%, to $14.3 million for the three-month period ended March 31, 2002, compared to $13.8 million for the three-month period ended March 31, 2001. This increase was primarily attributable to increased costs in the Direct to Consumer segment. The increase in the Direct to Consumer segment is principally due to $1.0 million of expenses related to the pending merger between IOS and FTD.COM that were recorded in the third quarter of fiscal 2002.

Interest expense decreased to $0.7 million from $1.2 million for the three-month periods ended March 31, 2002 and 2001, respectively.  The decrease is primarily due to more favorable borrowing rates.

The provisions for income taxes for the three-month periods ended March 31, 2002 and 2001 were $3.0 million, reflecting an effective tax rate of 44%, and $2.1 million, reflecting an effective tax rate of 37%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the settlement gain related to a lawsuit recorded in the quarter ended September 30, 2000.

Net income remained constant at $3.2 million for the three-month period ended March 31, 2002, compared to net income of $3.2 million for the three-month period ended March 31, 2001.

NINE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2001.

Total revenues increased by $5.1 million, or 2.3%, to $229.5 million for the nine-month period ended March 31, 2002, compared to $224.4 million for the nine-month period ended March 31, 2001, for the reasons discussed below.

Member Services segment revenue decreased by $2.7 million, or 3.6%, to $70.8 million for the nine-month period ended March 31, 2002, compared to $73.5 million for the nine-month period ended March 31, 2001. This decrease was primarily due to decreased membership services revenues, resulting from a decline in the number of average members for the periods presented.

Technology Products segment revenue decreased by $3.1 million, or 11.4%, to $24.4 million for the nine-month period ended March 31, 2002, compared to $27.5 million for the nine-month period ended March 31, 2001. This decrease was primarily due to fewer Mercury equipment sales and fewer network transmissions in the quarter ended March 31, 2002 compared to the same period last year. The decline in Mercury equipment sales is attributed to timing of promotions and the decline in network transmissions is related to the reduction in membership. The Company has two agreements with a floral service provider that provide a guaranteed minimum order fee for orders processed over the Mercury Network.  During the third quarter of fiscal 2002, one of the agreements expired and the Company has received a notice of non-renewal for the period beginning September 1, 2002 related to the other agreement.  Although the Company is currently negotiating with the floral service provider to renew the existing contract, there can be no assurance this will occur.  In the event the floral service provider does not agree to renew this agreement, the Company’s revenues and operating results could be adversely affected.

Specialty Wholesaling segment revenue decreased by $12.1 million, or 26.8%, to $33.1 million for the nine-month period ended March 31, 2002, compared to $45.2 million for the nine-month period ended March 31, 2001. The nine-month period ended March 31, 2001 included revenue of $3.9 million attributable to the FSG, which is published on a two-year cycle.  The remaining $8.2 million decline is primarily due to the shortfall of Christmas holiday, Valentine’s Day and Easter sales, as well as lower sales due to the reduction of inventoried items offered to florists in fiscal 2002.

Direct to Consumer segment revenue increased by $23.1 million, or 29.5%, to $101.3 million for the nine-

month period ended March 31, 2002, compared to $78.2 million for the nine-month period ended March 31, 2001. This increase was primarily due to continued growth in order volume, including increased orders attributable to the acquisition of National Flora.

Total costs of goods sold and services provided increased by $6.1 million, or 5.3%, to $122.7 million for the nine-month period ended March 31, 2002, compared to $116.6 million for the nine-month period ended March 31, 2001. This increase was primarily attributable to the increase in Direct to Consumer costs. As a percent of revenue, total costs of goods sold and services provided increased to 53.5% for the nine-month period ended March 31, 2002 from 52.0% for the nine-month period ended March 31, 2001, primarily attributable to the higher mix of sales in the Company’s lower margin Direct to Consumer segment.

Costs of goods sold and services provided associated with the Member Services segment remained relatively constant at $9.8 million for both nine-month periods ended March 31, 2002 and March 31, 2001. As a percent of revenue, costs of goods sold and services provided increased to 13.9% for the nine-month period ended March 31, 2002 from 13.3% for the nine-month period ended March 31, 2001.

Costs of goods sold and services provided associated with the Technology Products segment decreased by $0.9 million, or 8.5%, to $9.1 for the nine-month period ended March 31, 2002, compared to $10.0 million for the nine-month period ended March 31, 2001. This decrease was primarily due to decreased Mercury equipment costs related to a decline in Mercury equipment sales. As a percent of revenue, costs of goods sold and services provided increased to 37.4% for the nine-month period ended March 31, 2002 from 36.2% for the nine-month period ended March 31, 2001, primarily as a result of lower Mercury Network transmission revenues, which typically have higher gross profit margins, and higher than anticipated selling and support costs.

Costs of goods sold and services provided associated with the Specialty Wholesaling segment decreased by $9.9 million, or 27.6%, to $25.9 million for the nine-month period ended March 31, 2002, compared to $35.8 million for the nine-month period ended March 31, 2001. This decrease was primarily due to a decrease in revenues. As a percent of revenue, costs of goods sold and services provided decreased to 78.3% for the nine-month period ended March 31, 2002 from 79.2% for the nine-month period ended March 31, 2001, primarily as a result of the change in sales mix related to the FSG sales, which typically have higher gross profit margins, recorded in the nine-month period ended March 31, 2001.

Costs of goods sold and services provided associated with the Direct to Consumer segment increased by $16.9 million, or 27.5%, to $77.9 million for the nine-month period ended March 31, 2002, compared to $61.0 million for the nine-month period ended March 31, 2001. This increase was primarily attributable to increases in order volume. As a percent of revenue, costs of goods sold and services provided decreased to 76.9% for the nine-month period ended March 31, 2002 from 78.0% for the nine-month period ended March 31, 2001, primarily as a result of operating improvements, including efficiencies in order entry processing, and increases in specialty gift orders, which typically have higher gross profit margins.

Advertising and selling costs decreased by $4.7 million, or 8.8%, to $48.2 million for the nine-month period ended March 31, 2002, compared to $52.9 million for the nine-month period ended March 31, 2001. This decrease was primarily due to lower commissions offered to sending florists associated with a decline in clearinghouse revenues.  This decrease was also due to a reduction of marketing and promotion expenditures at the Operating Company level resulting from the shift from a marketing program focused on year-round advertising to a floral holiday-centric plan focused on Christmas, Valentine’s Day, Easter and Mother’s Day.

General and administrative costs decreased by $2.9 million, or 7.3%, to $37.1 million for the nine-month period ended March 31, 2002, compared to $40.0 million for the nine-month period ended March 31, 2001. This decrease was primarily due to a $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site and a $1.4 million post-retirement health care benefits gain, which were recorded in the nine month period ended March 31, 2002.  Partially offsetting these gains, the Company recorded a write-down of $0.4 million for internal use software that had been used to process clearinghouse services, severance costs of $0.5 million for certain former employees for the nine-month period ended March 31, 2002 and merger-related costs of $1.0 million recorded by FTD.COM. Additionally, in the prior fiscal year, the Company recorded a $0.5 million gain attributable to the settlement of a third party cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal 2000.

Interest expense decreased to $2.6 million from $4.3 million for the nine-month periods ended March 31, 2002 and 2001, respectively. The decrease is primarily due to more favorable borrowing rates.

The provisions for income taxes for the nine-month periods ended March 31, 2002 and 2001 were $8.2 million, reflecting an effective rate of 42%, and $6.2 million, reflecting an effective rate of 27%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the $12.0 million settlement gain related to a lawsuit recorded in the quarter ended September 30, 2000.

Net income decreased by $6.9 million to $9.5 million for the nine-month period ended March 31, 2002, compared to net income of $16.4 million for the nine-month period ended March 31, 2001. This decrease was primarily the result of a $12.0 million pre-tax settlement gain recorded in the quarter ended September 30, 2000. Net income for the nine-month period ended March 31, 2002 includes an after-tax extraordinary loss of $0.3 million for the write-off of deferred financing costs at the time the Company entered into its Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2.6 million to $33.5 million at March 31, 2002 from $30.9 million at June 30, 2001.  Cash and cash equivalents increased by $3.7 million to $24.5 million at March 31, 2001 from $20.8 million at June 30, 2000.

Cash provided by operating activities was $20.6 million for the nine-month period ended March 31, 2002 compared to cash provided by operating activities of $8.4 million for the nine-month period ended March 31, 2001. The increase is primarily attributable to an increase in accounts payable and an increase in net income excluding the $12.0 million pre-tax settlement gain recorded in the nine-month period ended March 31, 2001 offset in part by an increase in accounts receivable. For the nine-month period ended March 31, 2002, the Company recorded a $2.6 million gain for the settlement of a claim against the developer of an unlaunched version of its Web site, of which $0.8 million was a non-cash gain, and recorded a $1.4 million post-retirement health care benefits settlement gain, which was also a non-cash gain.

Cash used in investing activities was $13.0 million for the nine-month period ended March 31, 2002 compared to cash used in investing activities of $3.1 million for the nine-month period ended March 31, 2001. The increase is primarily due to FTD.COM’s purchase of certain assets of National Flora, Inc. for $9.1 million. Capital expenditures were $3.5 million for the nine-month period ended March 31, 2002, compared to $2.8 million for the nine-month period ended March 31, 2001. Expenditures for amortizable intangibles, such as costs relating to the development and implementation of internal use software and other capitalized information technology costs, were $1.9 million and $2.0 million, respectively, for the nine-month periods ended March 31, 2002 and March 31, 2001.

Cash used in financing activities was $4.9 million for the nine-month period ended March 31, 2002, compared to cash used in financing activities of $1.5 million for the nine-month period ended March 31, 2001.  Increased cash used in financing is primarily due to the reduction in book overdrafts, which relate to checks issued but not presented to banks, as well as the payment of $0.8 million in deferred financing costs associated with entering into a new credit facility in the first quarter of fiscal 2002.

As consideration for terminating the contractual relationship between the Company and Florists’ Transworld Delivery Association (“the Association”), FTD paid $14.0 million to the Association, of which $12.6 million was paid on June 29, 2001, with the remaining $1.4 million being subject to a one-year escrow holdback, which is reflected in the Company’s condensed consolidated balance sheets as restricted cash. These payments were financed through borrowings under the Company’s revolving credit facility, and are reflected in the Company’s long-term debt at June 30, 2001 and March 31, 2002.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the Credit Agreement. The Credit Agreement provides maximum availability of $80.0 million. Borrowings under the Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. At March 31, 2002, the Company had $54.0 million outstanding under the revolving credit facility and $0.8 million outstanding under various letters of credit.  The amounts available under the revolving credit facility will be reduced to $75 million at June 30, 2002, $65.0 million at June 30, 2003 and $55.0 million at June 30, 2004, and will mature in no event later than December 31, 2004.  The Credit Agreement includes covenants which, among other things, require that FTD maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter to be no greater than 2.75 to 1.0 until March 31, 2003 and 2.50 to 1.0 at all times thereafter and a fixed charge coverage ratio of not less than 1.75 to 1.0.  In addition, FTD is required to maintain a minimum level of consolidated net worth of $24.0 million plus 50% of net income for each fiscal quarter plus 100% of the net cash proceeds received from certain issuances of equity securities.  At March 31, 2002, the Company was in compliance with the covenants contained in the Credit Agreement.

On March 12, 2002, the Company entered into an amendment and waiver to the Credit Agreement in order to allow for the proposed merger and related transactions.  In the amendment, the Company agreed to pledge all of FTD.COM's stock upon consummation of the merger.

In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, whereas the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs, potential acquisitions and to make interest and principal payments as they become due under the terms of the bank credit facilities through March 31, 2003.  The Company’s Direct to Consumer business segment, FTD.COM, may also have long-term liquidity needs that may require additional capital. If FTD.COM needed to raise additional capital and was not able to do so, FTD.COM could be required to significantly alter its operating plan, which could have a material adverse effect on the results of operations and financial condition of FTD.COM and the Company.

Additional information with respect to the financial position of the Company can be found in the S-4.

INCOME TAXES

The provisions for income taxes for the nine-month periods ended March 31, 2002 and 2001 were $8.2 million, reflecting an effective rate of 42%, and $6.2 million, reflecting an effective rate of 27%, respectively. This change in effective tax rates was primarily due to the tax-free portion of the $12.0 million settlement gain related to a lawsuit recorded in the quarter ended September 30, 2000.

At March 31, 2002, the net current tax asset was $3.6 million and net long-term deferred tax liability was $1.8 million. The long-term deferred tax asset includes a $2.5 million valuation allowance. Management believes that based on their estimation of taxable income in future years, coupled with tax planning strategies, it is more likely than not that the net deferred tax asset is recoverable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, distribution agreements, and the valuation of deferred income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Revenues earned by IOS for processing floral and gift orders are recorded in the month the orders are filled. Revenues for other services related to the processing of such orders, including equipment rentals and transmission charges, are recorded in the period the service is provided. Sales of products are recorded when the product is shipped.

FTD.COM recognizes 100% of the order value as revenue and recognizes the associated costs of fulfillment and processing services when the order is fulfilled.  FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things.  If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and gift orders were to change in the future, FTD.COM’s reporting policy related to revenue recognition and costs of fulfillment and processing services could change.

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which the FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party sites beyond a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on a per order amount taking into consideration the most likely number of orders to be taken under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders taken is impacted by a variety of features, including by not limited to the volume of traffic experienced on the third party’s sites, existence of other advertisements on the third party’s site and advertisement placement on the third party’s site.  Many of these features are outside of FTD.COM’s control.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

The Company’s management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. While such credit losses have historically been within management’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value. The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the age of inventory and forecasts of product demand by aging category. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company’s management makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

Long-lived Assets

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would use an estimate of undiscounted future cash flows to measure whether the asset is recoverable over its estimated useful life. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.  See discussion of issuance of SFAS No. 142 in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company ascertain in the future that it is more likely than not that deferred tax assets will be realized in excess of the net deferred tax assets recorded, all or a portion of the $2.5 million valuation allowance would be reversed as a benefit to the provision for income taxes in the period such determination was made.

RELATED PARTY TRANSACTIONS

IOS incurred expenses of $1.5 million and $1.6 million for the nine-month periods ended March 31, 2002 and 2001, respectively, related to the payment for management, financial and other corporate advisory services and related expenses to parties related to each of Perry Acquisition Partners, the Bain Funds and the Fleet Funds.  The management consulting services agreement requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

IOS loaned various officers of IOS and FTD.COM in aggregate $2.5 million with terms ranging from four to five years, due dates ranging from 2003 to 2005, accrued interest ranging from 6.5% to 8.5% per annum and principal due at maturity.  At March 31, 2002, the total amount outstanding under loans to these officers was $2.7 million in principal and accrued interest.

On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company’s shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock. As a result of this settlement, the Company recognized a settlement gain of $12.0 million, on a pretax basis, in the quarter ended September 30, 2000.  See Note 11 of the Notes to the Financial Statements for further information regarding this settlement.

FORWARD-LOOKING INFORMATION

Except for the historical information contained in this report, certain statements made herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s expectations, assumptions, estimates and projections regarding its results of operations, cash flow, performance, revenue and business prospects and opportunities, including the proposed merger. Words such as “anticipates,” “believes,” “plans,” “expects,” “estimates” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These forward-looking statements reflect the Company’s current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company’s results of operations and performance to differ from those expressed in, or implied by, these forward-looking statements. Additional risks, uncertainties and other factors related to the business of IOS and the pending merger are described in the S-4 under the caption “Risk Factors.” These risks, uncertainties and other factors include the following: the satisfaction of conditions to, and the timing of the consummation of, the merger; the termination of the merger agreement and the abandonment of the merger if such conditions are not satisfied; the Company’s ability to increase membership in Member Services; to develop and market existing and new products; the Company’s ability to maintain its advertising presence; the Company’s ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry; current exchange rate and interest rate fluctuations; collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers’ purchases of the Company’s products and services; and risks associated with a significant slowdown in growth or decline in the U.S. economy or the risk of delay in recovery of the U.S. economy.  The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect new events or circumstances after the date of this document that may bear upon any forward-looking statement made herein.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, whereas the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate. During the quarter ended March 31, 2002, the variable interest rate did not exceed the 5.0% cap rate. Accordingly, the Company did not received any payments under these agreements during the quarter ended March 31, 2002.

At March 31, 2002, $54.0 million of debt was outstanding under the Credit Agreement. A portion of the Company’s outstanding debt, which totaled $34.0 million at March 31, 2002, is not covered by interest rate cap agreements. An adverse change in interest rates would cause an increase in the amount of interest paid. If the Company’s borrowings were to remain outstanding for the remaining term of the Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $540,000 in the amount of annualized interest paid and annualized interest expense recognized in the consolidated financial statements. When the variable interest rate exceeds the 5.0% cap, a 100 basis point increase on the portion of the debt not covered by the interest rate cap would result in a $340,000 increase in annualized interest paid and annualized interest expense recognized in the consolidated financial statements.

The Company believes that its exposure to interest rate fluctuations is also limited due to the Company’s philosophy of maintaining minimal cash balances, excluding the cash of FTD.COM, in an effort to effectively use any excess cash flows to reduce outstanding debt.

The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the other comprehensive loss caption on the condensed consolidated statements of operations and comprehensive income and was not material for the three- and nine-month periods ended March 31, 2002 and 2001. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

IOS, FTD, FTD.COM and the directors of the Company have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of the Company on behalf of all public stockholders of the Company:  Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the merger was released.  The complaints generally make essentially the same allegations, namely that:

•                  the offer by IOS to exchange 0.26 shares of IOS Class A common stock for each share of FTD.COM common stock is inadequate,

•                  the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the merger proposal,

•                  IOS and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction, and

•                  IOS, FTD.COM and certain individual defendants timed the merger to deny public stockholders the full potential increase in FTD.COM’s stock price following the merger.

The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the merger.  The Company and the other defendants intend to defend themselves vigorously against them.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following Exhibits are included in this report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of March 3, 2002, among IOS Brands Corporation, Florists' Transworld Delivery, Inc., Aroma Acquisition Corp. and FTD.COM INC. (incorporated by reference to Exhibit 2.1 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

4.1

Stockholders Support Agreement, dated as of March 3, 2002, by and among FTD.COM INC., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principal Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.1 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

4.2

Form of Registration Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principal Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.2 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

4.3

Form of Governance Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates and BCIP Trust Associates, L.P., Randolph Street Partners, Chisholm Partners II L.P., Fleet Equity Partners VII, L.P. and Fleet Growth Resources III, Inc. (incorporated by reference to Exhibit 10.3 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

(b)         Reports on Form 8-K

On March 5, 2002, IOS filed a current report on Form 8-K announcing the execution of the agreement and plan of merger by and among IOS Brands Corporation, Florists’ Transworld Delivery, Inc., Aroma Acquisition Corp. and FTD.COM INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 29th day of April 2002.

IOS BRANDS CORPORATION

By:	/s/ CARRIE A. WOLFE
Chief Financial Officer and Treasurer (Principal Financial Officer and officer duly authorized to sign on behalf of registrant)