Form 10-K/A
period 2001-06-30
IOS BRANDS CORP
filed 2002-05-29
CIK 944537

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 2)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2001
COMMISSION FILE NUMBER 000-21277

IOS BRANDS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3711271 (I.R.S. Employer Identification No.)

3113 Woodcreek Drive
Downers Grove, IL 60515-5420
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (630) 719-7800

Securities Registered Pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, Par Value $0.01 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Because no established public trading market exists for shares of the Registrant's voting stock, the aggregate market value of voting stock held by non-affiliates of the Registrant cannot be determined.

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

Explanatory Note

        This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of IOS BRANDS Corporation for the fiscal year ended June 30, 2001, originally filed on August 6, 2001, amends and restates certain information. Changes made in Amendment No. 1 were necessary because the Company restated its consolidated balance sheets and consolidated statements of stockholders' equity for the years ended June 30, 2001 and 2000 by reclassifying $44.2 million from minority interest in subsidiary to paid-in capital. The reclassification related to the net proceeds of the September 28, 1999 FTD.COM IPO and related over allotment option exercise and the conversion of preferred stock of FTD.COM. Changes made in this Amendment No. 2 were necessary because the Company has restated its consolidated financial statements for the year ended June 30, 2001 to reduce other income by $12.0 million and increase paid-in capital. This change relates to a litigation settlement whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B common stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase in paid-in capital of $11.6 million (net of $0.4 million of income taxes) in the quarter ended September 30, 2000. See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding the restatements.

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

        The following table illustrates the percentage of the Company's total revenue generated by the Company's segments as a percentage of total revenue for the three fiscal years ended June 30, 2001, 2000 and 1999:

	2001	2000	1999
Revenue:
Member Services	32.9%	35.3%	38.0%
Technology Products	12.0	13.5	16.4
Specialty Wholesaling	17.0	18.5	24.3
Direct to Consumer	38.1	32.7	21.3

Total Revenue	100.0%	100.0%	100.0%

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

        Sponsorships are also a major part of the Company's marketing efforts. This includes a major sponsorship relationship with the Tournament of Roses® Association, which generates significant exposure for FTD during the annual Rose Parade. In fiscal 2001, the Company partnered with the Academy of Television Arts and Sciences as the Official Floral Partner of the 52nd Annual Primetime Emmy Awards. The Company provided all of the flowers for the event and ran the popular "Be A Hero" ads during the telecast that reached 21.6 million viewers around the country.

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

        The Company also offers Internet-related programs to its member florists. FTD® Florists' Online ("FOL") provides FTD florists with the opportunity to have their own Internet home page located within FTD's Web site. Florist Internet Sites are introductory Web sites that allow florists to compete in today's growing e-commerce marketplace. These sites are fully functional (secure ordering, e-mail, etc.) and can be modified to suit an individual florist's needs.

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

CONSOLIDATED IOS BRANDS CORPORATION

	Year Ended June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands except for per share data and ratios)
	RESTATED(1)
Statement of operations data:
Total revenue	$308,250	$267,727	$213,433	$183,578	$181,120
Cost of goods sold and services provided	158,159	134,089	95,399	86,649	87,133
Selling, general and administrative expenses	124,801	156,744	107,290	84,615	82,566

Income (loss) from operations	25,290	(23,106)	10,744	12,314	11,421
Other expense, net	18,660	4,006	6,699	9,115	12,752
Income tax expense (benefit)	3,401	(7,586)	3,192	2,102	416
Minority interest(2)	1,908	(4,389)	—	(1)	(14)

Net income (loss) before extraordinary item	1,321	$(15,137)	$853	$1,098	$(1,733)

Extraordinary item(3):
Loss on extinguishment of debt (net of income tax benefit)	—	—	(3,714)	(835)	—

Net income (loss)	$1,321	$(15,137)	$(2,861)	$263	$(1,733)

Income (loss) per share:
Basic before extraordinary item	$0.09	$(0.99)	$0.05	$0.07	$(0.11)
Diluted before extraordinary item	$0.09	$(0.99)	$0.05	$0.07	$(0.11)
Extraordinary item	$—	$—	$(0.24)	$(0.05)	$—
Basic earnings (loss) per share	$0.09	$(0.99)	$(0.19)	$0.02	$(0.11)
Diluted earnings (loss) per share	$0.09	$(0.99)	$(0.19)	$0.02	$(0.11)
Other data:
Depreciation and amortization	$9,487	$8,628	$7,307	$9,570	$15,606
Capital expenditures	$3,952	15,655	8,970	1,942	2,614
	RESTATED(1)	RESTATED(1)
Balance sheet data: (at end of period)
Working capital (deficit)	$13,736	$778	$(8,285)	$(4,148)	$5,339
Total assets	175,351	171,466	144,697	154,486	181,724
Long-term debt, including current portion	54,875	54,750	51,750	58,130	82,400
Total equity	$51,139	$47,849	$23,778	$27,924	$27,172

(1)
The consolidated financial statements as of June 30, 2001 and 2000 and for the year ended June 30, 2001 have been restated. See Note 2 to the consolidated financial statements for information regarding the restatements.

(2)
In fiscal years 2001 and 2000, represents the minority's interest in FTD.COM. In fiscal years 1998 and 1997 represents the minority's interest in Renaissance, which was purchased for cash by FTD in fiscal year 1998.

(3)
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

        The Company has restated the previously issued financial statements. See Note 2 to the consolidated financial statements for information regarding the restatements. Accordingly, certain amounts and explanations included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been amended.

Results of Operations

        The following table illustrates the total revenue generated by IOS's operations and summarizes IOS's historical results of operations for the fiscal years ended June 30, 2001, 2000 and 1999:

	Year Ended June 30,
	2001	2000	1999
	(In thousands)
Revenue:
Member Services	$101,254	$94,581	$81,170
Technology Products	36,929	36,141	34,963
Specialty Wholesaling	52,550	49,419	51,830
Direct to Consumer	117,517	87,586	45,470

Total revenue	308,250	267,727	213,433
Cost of goods sold and services provided:
Member Services	13,103	14,725	11,331
Technology Products	12,960	14,724	11,707
Specialty Wholesaling	42,127	36,268	36,949
Direct to Consumer	89,969	68,372	35,412

Total cost of goods sold and services provided	158,159	134,089	95,399
Operating expenses:
Advertising and selling	74,165	102,870	64,992
General and administrative	50,636	53,874	42,298

Total operating expenses	124,801	156,744	107,290

Income (loss) from operations	$25,290	$(23,106)	$10,744

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

        Specialty Wholesaling segment revenue increased by $3.2 million, or 6.3%, to $52.6 million for the year ended June 30, 2001, compared to $49.4 million for the year ended June 30, 2000. This increase was primarily the result of the increase in the revenue attributable to the FSG, as described in Note 17 of the Notes to Consolidated Financial Statements, partially offset by a decrease in holiday and branded product sales. In fiscal 2002, the Company expects to reduce the number of inventoried items offered to florists, which is expected to lead to lower sales and reductions in inventory without significantly impacting earnings as a result of improved gross margin because of a more attractive mix of products and lower carrying costs associated with inventory.

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

        Other expense for the year ended June 30, 2001 consists primarily of $14.5 million in expenses related to the Termination Agreement.

        The provision for income taxes and the effective tax rates for the years ended June 30, 2001 and 2000, were an expense of $3.4 million and a rate of 51% and a benefit of $7.6 million and a rate of 28%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and other items, which increases the Company's effective tax rate when operating in a pre-tax profit position and reduces its tax benefit rate when operating in a pre-tax loss position.

        The minority interest in earnings of subsidiary was an expense of $1.9 million for the year ended June 30, 2001, compared to a benefit of $4.4 million for the year ended June 30, 2000 and fluctuated primarily as a result of an increase in the Direct to Consumer segment net income. The minority's interest was approximately 15% at June 30, 2001.

        Net income increased by $16.4 million to $1.3 million for the year ended June 30, 2001, compared to a net loss of $15.1 million for the year ended June 30, 2000. This increase was primarily the result of increased revenue coupled with decreased advertising and selling expenses associated with FTD.COM's advertising campaign.

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

        Specialty Wholesaling segment revenue decreased $2.4 million, or 4.7%, to $49.4 million for the year ended June 30, 2000, from $51.8 million for the year ended June 30, 1999. The decrease was primarily the result of $2.8 million in revenue for the FSG (see Note 17 of Notes to Consolidated Financial Statements), recorded in fiscal year 1999 versus no FSG revenue recorded in the year ended June 30, 2000.

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

Quarterly Financial Information (Unaudited) (in thousands, except for per share data):

Fiscal 2001	First Quarter Restated(1)	Second Quarter Restated(1)	Third Quarter Restated(1)	Fourth Quarter Restated(1)
Total revenue	$64,324	$77,002	$84,718	$82,206
Gross profit	32,784	38,712	38,000	40,595
Income from operations	2,974	5,498	6,399	10,419

Net income (loss)(2)	928	1,823	3,079	(4,509)

Basic income (loss) per share(3)	$0.06	$0.13	$0.21	$(0.31)
Diluted income (loss) per share(3)	$0.06	$0.12	$0.21	$(0.31)
Fiscal 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$51,433	$67,618	$69,934	$78,742
Gross profit	26,415	33,827	35,024	38,372
Loss from operations	(4,193)	(10,355)	(5,658)	(2,900)

Net loss	(3,774)	(6,791)	(3,756)	(816)

Basic and diluted loss per share	$(0.25)	$(0.44)	$(0.24)	$(0.06)

(1)
The consolidated financial statements for the quarters within the year ended June 30, 2001 have been restated. See Note 2 to the consolidated financial statements for information regarding the statements.

(2)
In the fourth quarter of fiscal 2001, the Company recorded $14.5 million of expenses related to the Termination Agreement (see Note 19 of Notes to Consolidated Financial Statements).

(3)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal year 2001 does not equal the total computed for the year.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $10.1 million to $30.9 million as of June 30, 2001 from $20.8 million as of June 30, 2000. Cash provided by operating activities was $13.0 million for the year ended June 30, 2001 compared to cash used in operating activities of $8.8 million for the year ended June 30, 2000. The increase in cash provided by operating activities is primarily attributable to the increase in net income and non-cash expenses related to depreciation and amortization and minority interest, offset in part by a decrease in accounts payable.

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

        On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Convertible Common Stock, which the Company subsequently recorded as treasury stock. The shareholder received these shares upon exercise of the Company's common stock warrants, which were originally issued to the shareholder in conjunction with the acquisition of Florist Transworld Delivery Association by the Company in 1994. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase to paid-in capital of $11.6 million (net of $0.4 million of income taxes) in the year ended June 30, 2001.

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

IOS BRANDS CORPORATION
By:	/s/ ROBERT L. NORTON
	Name:	Robert L. Norton
	Title:	Chairman of the Board of Directors and President
	Date:	May 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Robert L. Norton	Chairman of the Board of Directors and President (Principal Executive Officer)	May 28, 2002
/s/ CARRIE A. WOLFE Carrie A. Wolfe	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	May 28, 2002
* Habib Gorgi	Director	May 28, 2002
* Steve Pagliuca	Director	May 28, 2002
* Richard C. Perry	Director	May 28, 2002
* William Vernon	Director	May 28, 2002

*
The undersigned by signing his name hereunto has hereby signed this Amendment No. 2 to Annual Report on Form 10-K on behalf of the above-named directors and officers, on May 28, 2002, pursuant to a power of attorney executed by each such director and officer and previously filed with the Securities and Exchange Commission.

By:	/s/ ROBERT L. NORTON Robert L. Norton

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

        The consolidated balance sheets as of June 30, 2001 and 2000, the consolidated statements of stockholders' equity for the years then ended, and the consolidated statements of operations and comprehensive income and cash flows for the year ended June 30, 2001 have been restated as discussed in Note 2.

/s/ KPMG LLP

Chicago, Illinois
July 23, 2001, except as to the first paragraph of Note 2
which is as of November 9, 2001,
and as to the second paragraph of Note 2 and Note 18,
which are as of May 28, 2002.

IOS BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND 2000

	2001 Restated	2000 Restated
	(In thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$30,890	$20,825
Restricted cash	1,400	—
Accounts receivable, less allowance for doubtful accounts of $4,984 at June 30, 2001 and $3,596 at June 30, 2000	23,251	22,893
Inventories, net	12,469	14,201
Deferred income taxes	3,556	2,901
Prepaid expenses and other	2,851	2,302

Total current assets	74,417	63,122
Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,883	8,697
Mercury consoles	8,331	21,850
Furniture and equipment	23,435	22,333

Total	42,249	54,480
Less accumulated depreciation	26,592	37,013

Property and equipment, net	15,657	17,467
Other assets:
Deferred income taxes	5,942	9,359
Other noncurrent assets	13,301	12,742
Goodwill and other intangibles, less accumulated amortization of $19,350 at June 30, 2001 and $16,608 at June 30, 2000	66,034	68,776

Total other assets	85,277	90,877

Total Assets	$175,351	$171,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Book overdrafts	$8,013	$4,482
Accounts payable	32,974	37,224
Customer deposits	9,430	10,463
Unearned income	1,356	1,097
Other accrued liabilities	8,908	9,078

Total current liabilities	60,681	62,344
Long-term debt	54,875	54,750
Post-retirement benefits and accrued pension obligations, less current portion	5,957	5,517
Minority interest in subsidiary	2,699	1,006
Stockholders' equity:
Preferred stock: $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 30,000,000 shares authorized; 12,598,227 and 12,593,227 shares issued at June 30, 2001 and 2000, respectively	126	123
Class B Convertible, $0.0005 par value, 3,000,000 shares authorized; 3,000,000 shares issued at June 30, 2001 and 2000, respectively	2	2
Paid-in capital	93,856	81,388
Accumulated deficit	(24,390)	(25,711)
Accumulated other comprehensive income (loss)	(564)	(106)
Unamortized restricted stock	(3,778)	(5,902)
Treasury stock at cost, 220,839 and 220,839 shares of Class A and 801,250 and 51,250 shares of Class B convertible as of June 30, 2001 and 2000, respectively	(14,113)	(1,945)

Total stockholders' equity	51,139	47,849

Total liabilities and stockholders' equity	$175,351	$171,466

See Accompanying Notes to Consolidated Financial Statements.

IOS BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001 Restated	2000	1999
	(In thousands, except per share amounts)
Revenues:
Products	$177,364	$143,122	$102,002
Services	130,886	124,605	111,431

Total revenues	308,250	267,727	213,433
Costs of goods sold and services provided:
Products	137,434	110,074	75,996
Services	20,725	24,015	19,403

Total costs of goods sold and services provided	158,159	134,089	95,399
Gross profit:
Products	39,930	33,048	26,006
Services	110,161	100,590	92,028

Total gross profit	150,091	133,638	118,034
Operating Expenses:
Advertising and selling	74,165	102,870	64,992
General and administrative	50,636	53,874	42,298

Total operating expenses	124,801	156,744	107,290
Income (loss) from operations	25,290	(23,106)	10,744

Other Income and Expenses:
Interest income	(1,474)	(1,905)	(619)
Interest expense	5,195	5,677	6,890
Foreign exchange loss	433	235	628
Other income	(29)	(1)	(200)
Other expense	14,535	—	—

Total other income and expenses	18,660	4,006	6,699

Income (loss) before income tax, minority interest and extraordinary item	6,630	(27,112)	4,045
Income tax expense (benefit)	3,401	(7,586)	3,192
Minority interest	1,908	(4,389)	—

Net income (loss) before extraordinary item	1,321	(15,137)	853

Extraordinary Item:
Loss on early extinguishment of debt, net of income tax benefit of $3,428	—	—	(3,714)

Net income (loss)	1,321	(15,137)	(2,861)

Dividends on subsidiary preferred stock	—	—	(74)

Net income (loss) available for common stockholders	$1,321	$(15,137)	$(2,935)

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(29)	(10)	3
Minimum pension liability adjustment, net of income tax expense of $252	(429)	—	—

Comprehensive income (loss)	$863	$(15,147)	$(2,858)

Net Income (Loss) Per Common Share—basic:
Net income (loss) before extraordinary item	$0.09	$(0.99)	$0.05
Extraordinary item	—	—	(0.24)

Net income (loss) per share	$0.09	$(0.99)	$(0.19)

Net Income (Loss) Per Common Share—diluted:
Net income (loss) before extraordinary item	$0.09	$(0.99)	$0.05
Extraordinary item	—	—	(0.24)

Net income (loss) per share	$0.09	$(0.99)	$(0.19)

Weighted Average Common Shares Outstanding:
Basic	14,655	15,328	15,355

Diluted	14,903	15,328	15,355

See Accompanying Notes to Consolidated Financial Statements.

IOS BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999
	Restated	Restated
	(In thousands)
Common stock at stated value
Balance at beginning of year	$125	$125	$128
Adjustment made to Class A shares	3	—	—
Cancellation of shares issued in 1998 Stock Offering	—	—	(3)

Balance at end of year	$128	$125	$125

Paid-in Capital
Balance at beginning of year	$81,388	$37,170	$36,893
Adjustment for subsidiary stock issuance (see Note 2)	—	44,218	—
Cancellation of shares issued in 1998 Stock Offering	—	—	(26)
Settlement of lawsuit (see Notes 2 and 18)	11,630	—	—
Adjustment made to Class A shares	(3)	—	—
Issuance of stock, previously held in treasury	42	—	—
Tax benefit of restricted stock vesting	799	—	—
Issuance of common stock to officers	—	—	303

Balance at end of year	$93,856	$81,388	$37,170

Accumulated Deficit
Balance at beginning of year	$(25,711)	$(10,648)	$(7,713)
Net income (loss)	1,321	(15,137)	(2,861)
Dividends on Series A preferred stock of subsidiary	—	74	(74)

Balance at end of year	$(24,390)	$(25,711)	$(10,648)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(106)	$(96)	$(99)
Foreign currency translation adjustment	(29)	(10)	3
Minimum pension liability adjustment	(429)	—	—

Balance at end of year	$(564)	$(106)	$(96)

Unamortized Restricted Stock
Balance at beginning of year	$(5,902)	$(913)	$(511)
Cancellation of restricted stock	101	—	—
Issuance of restricted stock	—	(5,432)	(630)
Amortization of restricted stock	2,023	443	228

Balance at end of year	$(3,778)	$(5,902)	$(913)

Treasury Stock
Balance at beginning of year	$(1,945)	$(1,860)	$(774)
Settlement of lawsuit (see Note 18)	(12,000)	—	—
Issuance of stock, previously held in treasury	33	—	—
Repurchase of common stock	(201)	(85)	(1,382)
Issuance of common stock to officers	—	—	296

Balance at end of year	$(14,113)	$(1,945)	$(1,860)

Total Stockholders' Equity	$51,139	$47,849	$23,778

See Accompanying Notes to Consolidated Financial Statements.

IOS BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001 Restated	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,321	$(15,137)	$(2,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,487	8,628	7,307
Amortization of deferred financing costs and original issue discount	281	280	2,323
Deferred compensation expense	2,064	443	228
Web site development charge (gain)	(524)	4,403	—
Provision for doubtful accounts	3,134	1,931	442
Deferred income taxes	3,561	(7,775)	(431)
Minority interest in gain (loss) of subsidiary	1,908	(4,389)	—
Increase (decrease) in cash due to change in:
Restricted cash	(1,400)	—	—
Accounts receivable	(3,492)	(2,010)	849
Inventories	1,732	(560)	(380)
Prepaid expenses	(691)	866	(3,231)
Other noncurrent assets	297	1,462	423
Accounts payable	(3,726)	3,956	2,562
Accrued customer incentive programs	(365)	(4,683)	(7,874)
Other	(622)	3,805	(1,861)

Net cash provided by (used in) operating activities	12,965	(8,780)	(2,504)

Cash flows from investing activities:
Capital expenditures	(3,952)	(15,655)	(8,970)
Officer notes receivable	(1,928)	(149)	(214)

Net cash used in investing activities	(5,880)	(15,804)	(9,184)

Cash flows from financing activities:
Net proceeds of revolving credit borrowings	91,325	68,875	62,000
Repayments of long-term debt	(91,250)	(65,925)	(69,051)
Proceeds from the issuance of Series A 8% redeemable convertible preferred stock by subsidiary	—	—	9,000
Cancellation of common stock	—	—	(29)
Issuance of subsidiary common stock	—	35,604	—
Book overdrafts	3,531	4,482	—
Repurchase of common stock	(168)	(85)	(1,382)

Net cash provided by financing activities	3,438	42,951	538

Effect of foreign exchange rate changes on cash	(29)	(10)	3
Minimum pension liability adjustment	(429)	—	—

Net increase (decrease) in cash and cash equivalents	10,065	18,357	(11,147)
Cash and cash equivalents at beginning of period	20,825	2,468	13,615

Cash and cash equivalents at end of period	$30,890	$20,825	$2,468

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$4,989	$4,958	$6,103

Income taxes	$259	$119	$403

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

Fair Value of Financial Instruments

        Financial instruments consist primarily of accounts receivable, accounts payable, customer deposits, unearned income, other accrued liabilities and long-term debt. At June 30, 2001, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates the carrying amount. The fair value of long-term debt is disclosed in Note 4.

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

Earnings Per Share

        The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the computation of basic and diluted net income (loss) per share for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows:

	Year Ended June 30,
	2001 Restated	2000	1999
	(In thousands, except per share data)
Net income (loss)	$1,321	$(15,137)	$(2,935)

Weighted average basic shares of Common Stock outstanding	14,655	15,328	15,355
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	90	—	—
Options to purchase shares of Class A Common Stock	158	—	—

Weighted average diluted shares of Common Stock outstanding	14,903	15,328	15,355

Basic net income (loss) per share of Common Stock	$0.09	$(0.99)	$(0.19)

Diluted net income (loss) per share of Common Stock	$0.09	$(0.99)	$(0.19)

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

(2) RESTATEMENTS

        The Company has restated its consolidated balance sheets as of June 30, 2001 and 2000, and its consolidated statements of stockholders' equity for the years then ended, by reclassifying $44.2 million from minority interest in subsidiary to paid-in capital related to the net proceeds of the September 28, 1999 IPO and over allotment option and the conversion of preferred stock of FTD.COM (see Note 15).

        Additionally, the Company has restated its consolidated financial statements as of and for the year ended June 30, 2001 by restating $12.0 million from other income to paid-in capital, net of the related taxes, related to the settlement of an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock which the Company recorded as an equity transaction (see Note 18).

        The following table sets forth balances as originally reported and as restated (in thousands except per share amounts):

	June 30, 2001		June 30, 2000
	As Reported	As Restated	As Reported	As Restated
Minority interest in subsidiary	$46,917	$2,699	$45,224	$1,006
Paid-in capital	$38,008	$93,856	$37,170	$81,388
Accumulated deficit	$(12,760)	$(24,390)
Other income	$(12,029)	$(29)
Income tax expense (benefit)	$3,771	$3,401
Net income	$12,951	$1,321
Net income per common share:
Basic	$0.88	$0.09
Diluted	$0.87	$0.09

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

        At June 30, 2001 and 2000, goodwill and other intangible assets relating to the merger consisted of the following:

	2001	2000
	(In thousands)
Goodwill	$68,384	$68,384
Trademarks	15,000	15,000
Software	2,000	2,000

Total intangibles	85,384	85,384
Less accumulated amortization	19,350	16,608

Net intangibles total	$66,034	$68,776

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

Long-Term Debt

        At June 30, 2001 and 2000 long-term debt consisted of the following:

	2001	2000
	(In thousands)
Multiple Draw Term Loan Facility	$30,000	$38,750
Revolving Credit Facility	24,875	16,000

Total long-term debt	$54,875	$54,750

        The Company estimated the fair value of long-term debt based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity dates. The fair value approximates the carrying value of long-term debt as of June 30, 2001 and June 30, 2000.

Aggregate maturities of debt at June 30, 2001 were as follows:

Fiscal Year	Payment Amount
(In thousands)
2002	$11,250
2003	13,750
2004	29,875

Total	$54,875

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

Description	2001	2000
	(In thousands)
Mercury consoles	$8,331	$21,850
Mercury Wings systems	2,000	2,000

Total	10,331	23,850
Less: accumulated depreciation	8,942	21,960

Net investment	$1,389	$1,890

        The total minimum future rentals on non-cancelable leases of Mercury Wings systems are as follows:

Year	Amount
(In thousands)
2002	$2,700
2003	1,447
2004	99

Total	$4,246

As Lessee

        The Company has entered into operating leases for certain hardware components of the Mercury Wings systems and corporate facilities and equipment. Rental expense relating to these leases totaled $1.7 million, $1.7 million and $1.0 million for fiscal 2001, 2000 and 1999, respectively. The minimum aggregate annual operating lease obligations are as follows:

Year	Amount
(In thousands)
2002	$1,286
2003	511
2004	115
Thereafter	57

Total	$1,969

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

        The provision for income taxes on income before extraordinary item consists of the following components:

	2001 Restated	2000	1999
	(In thousands)
Current—U.S	$—	$—	$—
Current—Foreign	—	211	172
Deferred—Federal (benefit)	2,968	(6,839)	2,775
Deferred—State (benefit)	433	(958)	245

Income tax expense (benefit)	$3,401	$(7,586)	$3,192

        The provision for income taxes for the years ended June 30, 2001, 2000 and 1999, differs from the amount computed by applying the U.S. federal income tax rate (34%) to pretax income because of the effect of the following items:

	2001 Restated	2000	1999
	(In thousands)
Tax expense (benefit) at U.S. federal income tax rate	$2,254	$(9,218)	$1,375
State income taxes (benefit), net of federal income tax effect	276	(632)	162
Change in valuation allowance	—	1,000	—
Amortization of purchased goodwill	775	775	798
Foreign income taxes	—	16	172
Other items, net	96	473	685

Income tax expense (benefit)	$3,401	$(7,586)	$3,192

        At June 30, 2001 and 2000, the Company's deferred tax assets and liabilities consisted of the following:

	2001	2000
	(In thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$1,844	$1,331
Unearned income	501	406
Inventory	701	940
Accrued vacation	221	191
Other	289	33

Current deferred tax assets	3,556	2,901

Noncurrent deferred tax assets:
Net operating loss carryforwards	11,479	14,823
Postretirement benefit obligations	1,800	1,890
Accrued pension	404	152
Other	175	362

Noncurrent deferred tax assets	13,858	17,227
Noncurrent deferred tax liabilities—tax over book depreciation and difference in basis	5,416	5,368

Noncurrent deferred tax assets before valuation	8,442	11,859
Deferred tax assets—valuation allowance	(2,500)	(2,500)

Net noncurrent deferred tax assets	5,942	9,359

Net deferred tax assets	$9,498	$12,260

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

        In accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and funded status as of June 30, 2001 and 2000, as well as the components of net periodic postretirement benefit costs for the years ended June 30, 2001, 2000 and 1999:

	2001	2000
	(In thousands)
Benefit obligation at beginning of year	$2,019	$2,480
Interest cost	154	166
Benefits paid	(194)	(225)
Actuarial (gain) loss	90	(402)

Benefit obligation at end of year	$2,069	$2,019

Funded status	$(2,069)	$(2,019)
Unrecognized net (gain) loss	(3,053)	(3,345)

Accrued benefit cost	$(5,122)	$(5,364)

	2001	2000	1999
	(In thousands)
Service cost	$—	$—	$—
Interest cost	154	166	175
Recognized net actuarial gain	(201)	(180)	(175)

Total net periodic postretirement benefit cost	$(47)	$(14)	$—

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

        In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status, of the pension plan as of June 30, 2001 and 2000:

	2001	2000
	(In thousands)
Projected benefit obligation at beginning of year	$1,632	$1,934
Interest cost	147	132
Benefits paid	(248)	(251)
Actuarial (gain) loss	432	(183)

Projected benefit obligation at end of year	$1,963	$1,632

Fair value of plan assets at beginning of year	$1,241	$1,492
Actual return on plan assets	(164)	—
Benefits paid	(248)	(251)

Fair value of plan assets at end of year	$829	$1,241

Funded Status	$(1,134)	$(391)
Unrecognized net (gain) loss	571	(86)

Accrued pension cost	$(563)	$(477)

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

        Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities and short-term investments. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2001, 2000 and 1999:

	2001	2000	1999
	(In thousands)
Interest cost	$147	$132	$178
Expected return on assets	(107)	(130)	(92)

Net periodic pension cost	$40	$2	$86

Settlement loss	45	—	—
Total pension cost	$85	$2	$86

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

        On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B common stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase to paid-in capital of $11.6 million (net of $0.4 million of income taxes) in the quarter ended September 30, 2000. See Note 18 for further information regarding this settlement.

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

Pro Forma Results

	2001 As Reported Restated	2001 Pro Forma Restated	2000 As Reported	2000 Pro Forma	1999 As Reported	1999 Pro Forma
Net income (loss) available to common stockholders (in thousands)	$1,321	$1,056	$(15,137)	$(15,369)	$(2,935)	$(3,067)
Earnings per share:
Basic	$0.09	$0.07	$(0.99)	$(1.00)	$(0.19)	$(0.20)
Diluted	$0.09	$0.07	$(0.99)	$(1.00)	$(0.19)	$(0.20)

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

Summary Stock Option Activity

	Class A Common Stock Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted
Outstanding at June 30, 1998	519,000	8.79
Granted	162,100	10.50	1.75
Exercised	(19,000)	3.75
Canceled	(81,400)	9.15

Outstanding at June 30, 1999	580,700	9.38
Granted	88,400	25.00	7.96
Canceled	(55,800)	13.31

Outstanding at June 30, 2000	613,300	11.28
Granted	102,300	16.00	5.08
Exercised	(12,550)	6.03
Canceled	(61,950)	19.08

Outstanding at June 30, 2001	641,100	11.38

Exercisable at June 30, 2001	413,070	9.11
Exercisable at June 30, 2000	298,030	8.88
Exercisable at June 30, 1999	174,000	8.45

Stock Options Outstanding

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(in years)
$3.75	128,000	5.92	$3.75	128,000	$3.75
$7.75-10.50	199,300	6.80	$9.11	117,570	$8.67
$12.50	100,000	5.93	$12.50	100,000	$12.50
$15.00-16.00	167,000	7.68	$15.46	67,500	$15.00
$25.00	46,800	8.25	$25.00	—	—

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

        Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to four years after the date of grant. All currently outstanding options were granted with an exercise price equal to either the fair market value on (a) the date of grant or (b) the optionee's first date of employment with FTD.COM. Changes in options outstanding are summarized as follows:

	Options Outstanding
	Options	Range of Exercise Prices	Weighted-Average Exercise Price
Balance, June 30, 1999	—	—	—
Granted	2,499,300	$2.88-$16.00	$10.04
Exercised	—	—	—
Recaptured or terminated	(2,351,300)	4.72-16.00	10.34

Balance, June 30, 2000	148,000	2.88-16.00	$5.20
Granted	160,000	1.94-2.69	2.05
Exercised	—	—	—
Recaptured or terminated	(48,000)	2.88-7.75	4.17

Balance, June 30, 2001	260,000	$1.94-$8.00	$3.46

        There were 25,000 stock options exercisable, with a weighted average exercise price of $5.70, at June 30, 2001. There were no options exercisable at June 30, 2000. The following table summarizes information regarding stock options outstanding at June 30, 2001.

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price
$1.94-$2.91	205,000	9.41	$2.24
$8.00	55,000	8.47	8.00

Total Options	260,000	9.21	$3.46

        Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of options in fiscal year 2001 and 2000, was $1.21 and $0.98 per share of FTD.COM Class A Common Stock, respectively.

	2001	2000
Risk-free interest rate	4.8%	6.2%
Expected dividend yield	0%	0%
Expected volatility	75%	75%
Estimated lives of options (in years)	4.0	4.0

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

        FTD.COM granted 1,355,000 restricted shares of Class A Common Stock at a weighted-average fair value, at the dates of grant, of $2.87 in fiscal year 2000 to key members of FTD.COM's management. No restricted shares were granted in fiscal year 2001 or prior to fiscal year 2000. FTD.COM recognized compensation -related general and administrative expenses of $1.3 million and

$0.2 million in fiscal year 2001 and 2000, respectively, related to the grants of restricted stock. The restricted stock vests equally each year over a three-year period from the date of grant.

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

	2001	2000	1999
	(In thousands)
Common Stock:
Class A, shares outstanding
Balance at beginning of year	12,593	12,593	12,543
Cancellation of shares issued	—	—	(3)
Adjustment made to Class A shares	5	—	—
Sale of common stock to officers	—	—	53

Balance at end of year	12,598	12,593	12,593

Class B, shares outstanding	3,000	3,000	3,000

Treasury Shares:
Class A shares
Balance at beginning of year	221	213	213
Issuance of treasury stock	(13)	—	(66)
Repurchase of treasury stock	13	8	66

Balance at end of year	221	221	213

Class B shares
Balance at beginning of year	51	51	—
Repurchase of treasury stock	—	—	51
Shares received in settlement of lawsuit	750	—	—

Balance at end of year	801	51	51

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

(17) REVENUES FROM THE SALE OF THE FLORAL SELECTIONS GUIDE ("FSG")

        As a condition of FTD affiliation, all FTD florists must purchase a FSG and related workbook every two years. The Company recognizes revenue related to the FSG when it is purchased by the florist. The purchase of such FSG entitles the FTD florist to a non-exclusive, non-transferable right for on premise use of the FSG for as long as the purchaser remains an FTD florist in good standing. There are no refund provisions associated with the purchase of the FSG. Historically, the Company has provided de minimis refunds in isolated cases. For the year ended June 30, 2000, FTD did not recognize any FSG revenue. Revenue from sales of the FSG during the years ended June 30, 2001 and 1999 was $3.9 million and $2.8 million, respectively.

(18) LITIGATION SETTLEMENT

        A financial advisor received warrants for 750,000 shares of Class B Common Stock in partial payment for its services related to the original acquisition of Florists' Transworld Delivery Association ("FTDA"), a Michigan non-profit corporation, which was converted following that acquisition into Florists' Transworld Delivery Inc., a Michigan for-profit corporation. Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of Class B Common Stock of the Company.

        The Company disputed the financial advisor's claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Common Stock, which the Company subsequently recorded as treasury stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase to paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

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

        The following table details the Company's operating results by reportable business segment for the years ended June 30, 2001, 2000 and June 30, 1999.

	Year Ended June 30,
	2001			2000			1999
	Gross Segment	Elims	Consolidated	Gross Segment	Elims	Consolidated	Gross Segment	Elims	Consolidated
Revenues:
Member Services	$102,563	$(1,309)	$101,254	$95,572	$(991)	$94,581	$82,475	$(1,305)	$81,170
Technology Products	37,407	(478)	36,929	36,703	(562)	36,141	35,221	(258)	34,963
Specialty Wholesaling	52,550	—	52,550	49,419	—	49,419	51,830	—	51,830
Direct to Consumer	130,294	(12,777)	117,517	98,205	(10,619)	87,586	49,618	(4,148)	45,470

Total revenues	322,814	(14,564)	308,250	279,899	(12,172)	267,727	219,144	(5,711)	213,433

Costs of goods sold and services provided:
Member Services	15,200	(2,097)	13,103	16,992	(2,267)	14,725	11,331	—	11,331
Technology Products	12,960	—	12,960	14,724	—	14,724	11,707	—	11,707
Specialty Wholesaling	42,127	—	42,127	36,268	—	36,268	37,381	(432)	36,949
Direct to Consumer	91,756	(1,787)	89,969	69,925	(1,553)	68,372	38,848	(3,436)	35,412

Total costs of goods sold and services provided	162,043	(3,884)	158,159	137,909	(3,820)	134,089	99,267	(3,868)	95,399

Gross margin by segment:
Member Services	$87,363	$788	$88,151	$78,580	$1,276	$79,856	$71,144	$(1,305)	$69,839
Technology Products	24,447	(478)	23,969	21,979	(562)	21,417	23,514	(258)	23,256
Specialty Wholesaling	10,423	—	10,423	13,151	—	13,151	14,449	432	14,881
Direct to Consumer	38,538	(10,990)	27,548	28,280	(9,066)	19,214	10,770	(712)	10,058

Total	$160,771	$(10,680)	$150,091	$141,990	$(8,352)	$133,638	$119,877	$(1,843)	$118,034

Operating expenses:
Member Services, Technology Products, and Specialty Wholesaling	104,200	(6,949)	97,251	100,604	(4,654)	95,950	90,003	5,613	95,616
Direct to Consumer	31,281	(3,731)	27,550	64,492	(3,698)	60,794	19,130	(7,456)	11,674

Total operating expenses	135,481	(10,680)	124,801	165,096	(8,352)	156,744	109,133	(1,843)	107,290

Operating income (loss)	$25,290	$—	$25,290	$(23,106)	$—	$(23,106)	$10,744	$—	$10,744

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
IOS BRANDS Corporation:

        Under date of July 23, 2001, except as to the first paragraph of Note 2, which is as of November 9, 2001, and as to the second paragraph of Note 2 and Note 18, which are as of May 28, 2002, we reported on the consolidated balance sheets of IOS BRANDS Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation of qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
July 23, 2001

IOS BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Additions
			Collection of Accounts Previously Written Off	Uncollectible Accounts and Inventory Write Offs
	Balance Beginning of Period	Charged to Cost and Expenses			Balance at End of Period
	(In thousands)
Year 2001
Allowance for doubtful accounts (shown As deduction from Accounts Receivable in the consolidated balance sheet)	$3,596	$3,134	$1	$1,747	$4,984
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,017	$513	$—	$509	$1,021
Year 2000
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$1,681	$1,931	$15	$31	$3,596
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,188	$—	$—	$171	$1,017
Year 1999
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$1,854	$442	$53	$668	$1,681
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,675	$—	$—	$487	$1,188

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the 1997 Form 10-K).
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

QuickLinks

Explanatory Note
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
CONSOLIDATED IOS BRANDS CORPORATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
INDEPENDENT AUDITORS' REPORT
IOS BRANDS CORPORATION CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND 2000
IOS BRANDS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
IOS BRANDS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
IOS BRANDS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
IOS BRANDS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001 AND 2000
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
IOS BRANDS CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS