Form 10-Q/A
period 2001-09-30
IOS BRANDS CORP
filed 2002-05-29
CIK 944537

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-Q/A of Form 10-Q of IOS BRANDS Corporation for the quarter ended September 30, 2001, originally filed on November 14, 2001, corrects certain information contained in the Condensed Consolidated Balance Sheets and Statements of Operations and Comprehensive Income and Cash Flows. The changes made in Amendment No. 1 were necessary due to a typographical error in Other income, net. The changes in Amendment No. 2 were necessary to reduce other income by $12 million and increase paid-in capital. This change relates to a litigation settlement whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B common stock. As a result of the settlement, the Company recorded $12.0 million of treasury stock and an increase to paid-in capital of $11.6 million (net of $0.4 million of income taxes). See Note 2 of Notes to Condensed Consolidated Financial Statements for further information regarding the restatement.

IOS BRANDS CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

IOS BRANDS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2001 Restated	June 30, 2001 Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,016	$30,890
Restricted cash	1,400	1,400
Accounts receivable, less allowance for doubtful accounts of $5,604 at September 30, 2001 and $4,984 at June 30, 2001	27,318	23,251
Inventories, net	12,694	12,469
Deferred income taxes	3,811	3,556
Prepaid expenses and other	2,726	2,851

Total current assets	81,965	74,417
Property and equipment, less accumulated depreciation of $27,214 at September 30, 2001 and $26,592 at June 30, 2001	15,485	15,657
Other assets:
Deferred income taxes	2,968	5,942
Other noncurrent assets	13,667	13,301
Goodwill and other intangibles, less accumulated amortization of $20,014 at September 30, 2001 and $19,350 at June 30, 2001	65,370	66,034

Total other assets	82,005	85,277
Total assets	$179,455	$175,351

Liabilities and Stockholders' Equity
Current liabilities:
Book overdrafts	$3,817	$8,013
Accounts payable	26,467	32,974
Customer deposits and accrued customer incentive programs	10,417	10,555
Other accrued liabilities	6,849	9,139

Total current liabilities	47,550	60,681
Long-term debt	67,000	54,875
Pension and other post-retirement benefits	5,897	5,957
Minority interest in subsidiary	3,374	2,699
Stockholders' equity:
Common stock:
Class A	126	126
Class B	2	2
Paid-in capital	93,802	93,856
Accumulated deficit	(20,281)	(24,390)
Accumulated other comprehensive loss	(630)	(564)
Unamortized restricted stock	(3,272)	(3,778)
Treasury stock	(14,113)	(14,113)

Total stockholders' equity	55,634	51,139

Total liabilities and stockholders' equity	$179,455	$175,351

See accompanying Notes to Condensed Consolidated Financial Statements

IOS BRANDS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2001	2000 Restated
Revenues:
Products	$33,174	$34,587
Services	28,165	29,737

Total revenues	61,339	64,324
Costs of goods sold and services provided:
Products	24,866	25,188
Services	4,476	6,352

Total costs of goods sold and services provided	29,342	31,540
Gross profit	31,997	32,784
Operating expenses:
Advertising and selling	12,376	16,472
General and administrative	10,837	13,338

Total operating expenses	23,213	29,810
Income from operations	8,784	2,974

Other income and expenses:
Interest income	(286)	(307)
Interest expense	1,014	1,563
Other income, net	(196)	(66)

Total other income and expenses	532	1,190

Income before income tax and minority interest	8,252	1,784
Income tax expense	3,174	820
Minority interest	627	36

Net income before extraordinary item	4,451	928

Extraordinary Item—
write-off of deferred financing costs, net of income tax benefit of $209	342	—

Net income	$4,109	$928

Other comprehensive loss—
foreign currency translation adjustment	66	20

Comprehensive income	$4,043	$908

Net Income Per Common Share—basic:
Net income before extraordinary item	$0.31	$0.06
Extraordinary item	0.03	—

Net income per share	$0.28	$0.06

Net Income Per Common Share—diluted:
Net income before extraordinary item	$0.30	$0.06
Extraordinary item	0.02	—

Net income per share	$0.28	$0.06

Weighted Average Common Shares Outstanding:
Basic	14,490	15,200

Diluted	14,741	15,445

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2001	2000 Restated
Cash flows from operating activities:
Net income	$4,109	$928
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,348	2,489
Write-off of deferred financing costs	342	—
Provision for doubtful accounts	620	663
Deferred compensation expense	379	509
Non-cash settlement of liabilities	(807)	—
Minority interest	627	36
Increase (decrease) due to change in:
Accounts receivable	(4,687)	(9,181)
Deferred income taxes	3,049	1,125
Inventories	(225)	(1,010)
Other assets	102	(1,214)
Accounts payable	(6,507)	(1,257)
Other	(1,684)	(66)

Net cash used in operating activities	(2,334)	(6,978)
Cash flows from investing activities:
Capital expenditures, net	(1,216)	(981)
Officer notes receivable	(380)	(103)

Net cash used in investing activities	(1,596)	(1,084)
Cash flows from financing activities:
Proceeds of revolving credit borrowings	85,250	21,625
Repayments of long-term debt	(73,125)	(15,375)
Change in book overdrafts	(4,196)	(1,206)
Deferred financing costs	(807)	—

Net cash provided by financing activities	7,122	5,044
Effect of foreign exchange rate changes on cash	(66)	(20)
Net increase (decrease) in cash and cash equivalents	3,126	(3,038)
Cash and cash equivalents at beginning of period	30,890	20,825

Cash and cash equivalents at end of period	$34,016	$17,787

Supplemental disclosures of cash flow information:
Interest paid	$927	$1,381

Income taxes paid	$152	$39

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

Note 2. Restatement

        The Company has restated its consolidated balance sheets as of September 30, 2001 and June 30, 2001 and its consolidated statements of operations and comprehensive income and cash flows for the three-month period ended September 30, 2000. The Company restated $12.0 million from other income to paid-in capital, net of the related taxes, related to the settlement of an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock which the Company recorded as an equity transaction (see Note 8).

        The following table sets forth balances as originally reported and as restated (in thousands, except per share amounts):

	September 30, 2001		June 30, 2001
	As Reported	As Restated	As Reported	As Restated
Paid-in capital	$82,172	$93,802	$82,226	$93,856
Accumulated deficit	$(8,651)	$(20,281)	$(12,760)	$(24,390)
	Three Months Ended September 30, 2000
	As Reported	As Restated
Total other income and expenses	$(10,810)	$1,190
Income tax expense	$3,162	$820
Net income	$10,586	$928
Net income per share:
Basic	$0.70	$0.06
Diluted	$0.69	$0.06

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

        SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

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

	Three-Months Ended September 30,
	2001	2000 Restated
	(in thousands, except per share data)
Net income	$4,109	$928

Weighted average basic shares of Common Stock outstanding	14,490	15,200
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	99	85
Options to purchase shares of Class A Common Stock	152	160

Weighted average diluted shares of Common Stock outstanding	14,741	15,445

Basic net income per share of Common Stock	$0.28	$0.06

Diluted net income per share of Common Stock	$0.28	$0.06

        Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 47,000 shares and 74,000 shares for the three-month periods ended September 30, 2001 and 2000, respectively.

Note 6. Financing Arrangements

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

        The Company's accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001. The Operating Company and FTD.COM have entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists Online hosting agreement.

        The following tables detail the Company's operating results by reportable business segment for the three-month periods ended September 30, 2001 and 2000.

	Three-month period ended September 30,
	2001			2000
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Member Services	$22,033	$(169)	$21,864	$23,378	$(199)	$23,179
Technology Products	8,047	(73)	7,974	7,877	(60)	7,817
Specialty Wholesaling	11,912	—	11,912	17,086	—	17,086
Direct to Consumer	21,878	(2,289)	19,589	18,244	(2,002)	16,242

Total revenues	63,870	(2,531)	61,339	66,585	(2,261)	64,324

Costs of goods sold and services provided:
Member Services	3,591	(537)	3,054	3,660	(504)	3,156
Technology Products	2,945	—	2,945	2,614	—	2,614
Specialty Wholesaling	8,545	—	8,545	13,284	—	13,284
Direct to Consumer	15,040	(242)	14,798	12,745	(259)	12,486

Total costs of goods sold and services provided	30,121	(779)	29,342	32,303	(763)	31,540

Gross margin by segment:
Member Services	$18,442	$368	$18,810	$19,718	$305	$20,023
Technology Products	5,102	(73)	5,029	5,263	(60)	5,203
Specialty Wholesaling	3,367	—	3,367	3,802	—	3,802
Direct to Consumer	6,838	(2,047)	4,791	5,499	(1,743)	3,756

Total	$33,749	$(1,752)	$31,997	$34,282	$(1,498)	$32,784

Operating expenses:
Member Services, Technology Products, and Specialty Wholesaling	22,146	(833)	21,313	25,783	(746)	25,037
Direct to Consumer	2,819	(919)	1,900	5,525	(752)	4,773

Total operating expenses	24,965	(1,752)	23,213	31,308	(1,498)	29,810

Operating income	$8,784	$—	$8,784	$2,974	$—	$2,974

Note 8. Litigation Settlements

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

        The Company disputed the financial advisor's claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Common Stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase in paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

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

        The Company has restated the previously issued financial statements. See Note 2 to the condensed consolidated financial statements for information regarding the restatement. Accordingly, certain amounts and explanations included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been amended.

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

        The provision for income taxes and the effective tax rates for the three-month periods ended September 30, 2001 and 2000 were an expense of $3.2 million and a rate of 38% and an expense of $0.8 million and a rate of 46%, respectively.

        Net income improved by $3.2 million to $4.1 million for the three-month period ended September 30, 2001, compared to $0.9 million for the three-month period ended September 30, 2000. This increase was partially due to a $2.6 million gain recorded in the quarter ended September 30, 2001 related to the settlement of claim against the developer of an unlaunched version of the Company's Direct to Consumer Segment's Web site and improved operating results associated with the Direct to Consumer segment. Net income for the three-month period ended September 30, 2001 includes an after-tax extraordinary loss of $0.3 million for the write-off of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $3.1 million to $34.0 million as of September 30, 2001 from $30.9 million as of June 30, 2001. Cash and cash equivalents decreased by $3.0 million to $17.8 million as September 30, 2000 from $20.8 million as of June 30, 2000.

        Cash used in operating activities was $2.3 million for the three-month period ended September 30, 2001 compared to cash used in operating activities of $7.0 million for the three-month period ended September 30, 2000. The decrease in cash used in operating activities is primarily attributable to the $5.8 million increase in operating income in the current quarter in comparison to the quarter ended September 30, 2000. The Company's Direct to Consumer segment recorded a $2.6 million gain in the quarter ended September 30, 2001 for the settlement of a claim against the developer of an unlaunched version of its Web site, of which $0.8 million was a non-cash gain.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of May 2002.

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

*
Management contract or compensatory arrangement.

QuickLinks

IOS BRANDS CORPORATION INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
IOS BRANDS CORPORATION Condensed Consolidated Balance Sheets (In thousands)
IOS BRANDS CORPORATION Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)
IOS BRANDS CORPORATION Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
IOS BRANDS CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX