Form 10-Q/A
period 2001-12-31
IOS BRANDS CORP
filed 2002-05-29
CIK 944537

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

Commission File Number
000-21277

IOS BRANDS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3711271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A of Form 10-Q of IOS BRANDS Corporation for the quarter ended December 31, 2001, originally filed on February 4, 2002, corrects certain information contained in the Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2001, the Statements of Operations and Comprehensive Income for the three- and six-month periods ended December 31, 2000 and the Statement of Cash Flows for the six-month period ended December 31, 2000. These changes were necessary to reduce other income by $12 million and increase paid-in capital. This change relates to a litigation settlement whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B common stock. As a result of the settlement, the Company recorded $12.0 million of treasury stock and an increase to paid-in capital of $11.6 million (net of $0.4 million of income taxes). See Note 2 of Notes to Condensed Consolidated Financial Statements for further information regarding the restatement.

IOS BRANDS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IOS BRANDS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2001 Restated	June 30, 2001 Restated
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,595	$30,890
Restricted cash	1,400	1,400
Accounts receivable, less allowance for doubtful accounts of $5,284 at December 31, 2001 and $4,984 at June 30, 2001	31,068	23,251
Inventories, net	13,426	12,469
Deferred income taxes	3,780	3,556
Prepaid expenses and other	4,270	2,851

Total Current Assets	85,539	74,417
Property and equipment, less accumulated depreciation of $27,904 at December 31, 2001 and $26,592 at June 30, 2001	15,242	15,657
Other Assets:
Deferred income taxes	922	5,942
Other noncurrent assets	13,077	13,301
Goodwill and other intangibles, less accumulated amortization of $20,699 at December 31, 2001 and $19,350 at June 30, 2001	71,958	66,034

Total Other Assets	85,957	85,277

Total Assets	$186,738	$175,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Book overdrafts	$8,017	$8,013
Accounts payable	44,154	32,974
Customer deposits and accrued customer incentive programs	11,289	10,555
Other accrued liabilities	8,059	9,139

Total Current Liabilities	71,519	60,681
Long-term debt	48,750	54,875
Pension and other post-retirement benefits	4,441	5,957
Minority interest in subsidiary	3,896	2,699
Stockholders' Equity:
Common stock:
Class A	126	126
Class B	2	2
Paid-in capital	93,625	93,856
Accumulated deficit	(18,103)	(24,390)
Accumulated other comprehensive loss	(640)	(564)
Unamortized restricted stock	(2,765)	(3,778)
Treasury stock	(14,113)	(14,113)

Total Stockholders' Equity	58,132	51,139

Total Liabilities and Stockholders' Equity	$186,738	$175,351

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000 Restated	2001	2000 Restated
Revenues:
Products	$45,295	$42,857	$78,469	$77,444
Services	31,595	34,145	59,760	63,882

Total revenues	76,890	77,002	138,229	141,326
Costs of Goods Sold and Services Provided:
Products	35,916	33,778	60,782	58,966
Services	4,281	4,512	8,757	10,864

Total costs of goods sold and services provided	40,197	38,290	69,539	69,830
Gross profit	36,693	38,712	68,690	71,496
Operating Expenses:
Advertising and selling	19,849	21,396	32,225	37,868
General and administrative	11,323	11,818	22,160	25,156

Total operating expenses	31,172	33,214	54,385	63,024
Income from operations	5,521	5,498	14,305	8,472

Other Income and Expenses:
Interest income	(231)	(308)	(517)	(615)
Interest expense	875	1,555	1,889	3,118
Other expense (income)	151	229	(45)	163

Total other income and expenses	795	1,476	1,327	2,666

Income before income tax, minority interest and extraordinary item	4,726	4,022	12,978	5,806
Income tax expense	2,074	1,804	5,248	2,624
Minority interest	474	395	1,101	431

Net income before extraordinary item	2,178	1,823	6,629	2,751
Extraordinary item— write-off of deferred financing costs, net of income tax benefit of $209	—	—	342	—

Net income	$2,178	$1,823	$6,287	$2,751

Other comprehensive loss (income)— foreign currency translation adjustment	10	(5)	76	15

Comprehensive income	$2,168	$1,828	$6,211	$2,736

Net Income Per Common Share—Basic:
Net income before extraordinary item	$0.15	$0.13	$0.45	$0.19
Extraordinary item	—	—	$0.02	—

Net income per share	$0.15	$0.13	$0.43	$0.19

Net Income Per Common Share—Diluted:
Net income before extraordinary item	$0.15	$0.12	$0.45	$0.18
Extraordinary item	—	—	$0.02	—

Net income per share	$0.15	$0.12	$0.43	$0.18

Weighted Average Common Shares Outstanding:
Basic	14,523	14,471	14,506	14,835

Diluted	14,775	14,720	14,757	15,083

See accompanying Notes to Condensed Consolidated Financial Statements

IOS BRANDS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2001	2000 Restated

Cash Flows From Operating Activities:
Net income	$6,287	$2,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,767	4,871
Write-off of deferred financing costs	342	—
Impairment loss	449	—
Provision for doubtful accounts	1,633	1,320
Deferred compensation expense	757	1,019
Post-retirement benefits settlement gain	(1,395)	—
Non-cash settlement of liabilities	(807)	—
Minority interest in earnings	1,101	431
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(9,413)	(9,518)
Deferred income taxes	5,127	2,940
Inventories	(957)	(2,569)
Other assets	146	(2,247)
Accounts payable	11,085	9,826
Other	363	3,244

Net cash provided by operating activities	19,485	12,068
Cash Flows From Investing Activities:
Purchase of certain assets of National Flora, Inc.	(8,994)	—
Capital expenditures, net	(2,240)	(1,561)
Other	(427)	(304)

Net cash used in investing activities	(11,661)	(1,865)
Cash Flows From Financing Activities:
Proceeds of revolving credit borrowings	98,750	36,575
Repayments of long-term debt	(104,875)	(39,375)
Deferred financing costs	(802)	—
Other	(116)	(61)

Net cash used in financing activities	(7,043)	(2,861)
Effect of foreign exchange rate changes on cash	(76)	(15)

Net Increase In Cash and Cash Equivalents	705	7,327
Cash and cash equivalents at beginning of period	30,890	20,825

Cash and cash equivalents at end of period	$31,595	$28,152

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,482	$2,951

Income taxes paid	$158	$131

Purchase of certain assets of National Flora, Inc.
Fair value of assets acquired	$1,816	$—
Fair value of liabilities assumed	(21)	—
Other acquisition costs	(74)	—
Excess purchase price allocated to intangible assets	7,273	—

Net cash payment	$8,994	$—

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

Note 2. Restatement

        The Company has restated its consolidated balance sheets as of December 31, 2001 and June 30, 2001, its consolidated statements of operations and comprehensive income for the three- and six-month periods ended December 31, 2000 and its consolidated statement of cash flows for the six-month period ended December 31, 2000. The Company restated $12.0 million from other income to paid-in capital, net of the related taxes, related to the settlement of an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock which the Company recorded as an equity transaction (see Note 9).

        The following table sets forth balances as originally reported and as restated (in thousands, except per share amounts):

	December 31, 2001		June 30, 2001
	As Reported	As Restated	As Reported	As Restated
Paid-in capital	$81,995	$93,625	$82,226	$93,856
Accumulated deficit	$(6,473)	$(18,103)	$(12,760)	$(24,390)
	Three Months Ended December 31, 2000		Six Months Ended December 31, 2000
	As Reported	As Restated	As Reported	As Restated
Other income and expenses	$1,476	$1,476	$(9,334)	$2,666
Income tax expense	$943	$1,804	$4,105	$2,624
Net income	$2,684	$1,823	$13,270	$2,751
Net income per share:
Basic	$0.19	$0.13	$0.89	$0.19
Diluted	$0.18	$0.12	$0.88	$0.18

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

        During the six-month period ended December 31, 2000, pursuant to the terms of the Company's 1994 Stock Award and Incentive Plan, as amended (the "Plan"), options to purchase 102,300 shares of Class A Common Stock were granted and options to purchase 17,800 shares of Class A Common Stock previously granted were canceled. On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company recorded as an equity transaction. The Company did not issue any restricted shares of Common Stock to officers during the six-month period ended December 31, 2000.

        On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company subsequently recorded as an equity transaction. See Note 9 for further information regarding this settlement.

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

Note 6. Earnings Per Share

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

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2001	2000 Restated	2001	2000 Restated
Net income	$2,178	$1,823	$6,287	$2,751

Weighted average basic shares of Common Stock outstanding	14,523	14,471	14,506	14,835
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	103	89	101	88
Options to purchase shares of Class A Common Stock	149	160	150	160

Weighted average diluted shares of Common Stock outstanding	14,775	14,720	14,757	15,083

Basic net income per share of Common Stock	$0.15	$0.13	$0.43	$0.19

Diluted net income per share of Common Stock	$0.15	$0.12	$0.43	$0.18

        Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of approximately 34,000 shares and 69,000 shares for the three- and six-month periods ended December 31, 2001 and 2000, respectively.

Note 7. Financing Arrangements

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

Note 8. Segment Information

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

	Three-Month Period Ended December 31,
	2001			2000
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Member Services	$25,203	$(369)	$24,834	$26,963	$(327)	$26,636
Technology Products	8,544	(134)	8,410	9,725	(134)	9,591
Specialty Wholesaling	6,850	—	6,850	11,496	—	11,496
Direct to Consumer	40,389	(3,593)	36,796	32,451	(3,172)	29,279

Total revenues	80,986	(4,096)	76,890	80,635	(3,633)	77,002

Costs of Goods Sold and Services Provided:
Member Services	3,722	(495)	3,227	3,576	(521)	3,055
Technology Products	3,205	—	3,205	3,540	—	3,540
Specialty Wholesaling	6,286	—	6,286	9,264	—	9,264
Direct to Consumer	28,010	(531)	27,479	22,892	(461)	22,431

Total costs of goods sold and services provided	41,223	(1,026)	40,197	39,272	(982)	38,290

Gross Margin by Segment:
Member Services	21,481	126	21,607	23,387	194	23,581
Technology Products	5,339	(134)	5,205	6,185	(134)	6,051
Specialty Wholesaling	564	—	564	2,232	—	2,232
Direct to Consumer	12,379	(3,062)	9,317	9,559	(2,711)	6,848

Total	39,763	(3,070)	36,693	41,363	(2,651)	38,712

Operating Expenses:
Member Services, Technology Products, and Specialty	24,960	(1,926)	23,034	28,351	(1,754)	26,597
Wholesaling Direct to Consumer	9,282	(1,144)	8,138	7,514	(897)	6,617

Total operating expenses	34,242	(3,070)	31,172	35,865	(2,651)	33,214

Income from Operations	$5,521	$—	$5,521	$5,498	$—	$5,498

	Six-Month Period Ended December 31,
	2001			2000
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Member Services	$47,236	$(538)	$46,698	$50,341	$(526)	$49,815
Technology Products	16,591	(207)	16,384	17,602	(194)	17,408
Specialty Wholesaling	18,762	—	18,762	28,582	—	28,582
Direct to Consumer	62,267	(5,882)	56,385	50,695	(5,174)	45,521

Total revenues	144,856	(6,627)	138,229	147,220	(5,894)	141,326

Costs of Goods Sold and Services Provided:
Member Services	7,313	(1,017)	6,296	7,236	(1,025)	6,211
Technology Products	6,150	—	6,150	6,154	—	6,154
Specialty Wholesaling	14,831	—	14,831	22,548	—	22,548
Direct to Consumer	43,050	(788)	42,262	35,637	(720)	34,917

Total costs of goods sold and services provided	71,344	(1,805)	69,539	71,575	(1,745)	69,830

Gross Margin by Segment:
Member Services	39,923	479	40,402	43,105	499	43,604
Technology Products	10,441	(207)	10,234	11,448	(194)	11,254
Specialty Wholesaling	3,931	—	3,931	6,034	—	6,034
Direct to Consumer	19,217	(5,094)	14,123	15,058	(4,454)	10,604

Total	73,512	(4,822)	68,690	75,645	(4,149)	71,496

Operating Expenses:
Member Services, Technology Products, and Specialty	47,106	(2,740)	44,366	54,134	(2,500)	51,634
Wholesaling Direct to Consumer	12,101	(2,082)	10,019	13,039	(1,649)	11,390

Total operating expenses	59,207	(4,822)	54,385	67,173	(4,149)	63,024

Income from Operations	$14,305	$—	$14,305	$8,472	$—	$8,472

Note 9. Litigation Settlements

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

Note 10. Post-retirement Health Care Benefits

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

Note 11. Acquisition of Certain Assets of National Flora, Inc.

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

        The provision for income taxes and the effective tax rates for the three-month periods ended December 31, 2001 and 2000 were an expense of $2.1 million and a rate of 44% and an expense of $1.8 million and a rate of 45%, respectively.

        Net income increased by $0.4 million to $2.2 million for the three-month period ended December 31, 2001, compared to net income of $1.8 million for the three-month period ended December 31, 2000, for the reasons discussed above.

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

        The provision for income taxes and the effective tax rates for the six-month periods ended December 31, 2001 and 2000 were an expense of $5.2 million and a rate of 40% and an expense of $2.6 million and a rate of 45%, respectively.

        Net income increased by $3.5 million to $6.3 million for the six-month period ended December 31, 2001, compared to net income of $2.8 million for the six-month period ended December 31, 2000. This increase was primarily the result of improved operating efficiencies in the Direct to Consumer segment. Net income for the six-month period ended December 31, 2001 includes an after-tax extraordinary loss of $0.3 million for the write-off of deferred financing costs at the time the Company entered into its new Credit Agreement.

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

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES