Form 10-Q/A
period 2002-03-31
IOS BRANDS CORP
filed 2002-05-29
CIK 944537

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 26, 2002, there were 12,377,388 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 2,198,750 outstanding shares of the Registrant's Class B convertible common stock, par value $.0005 per share ("Class B Convertible Common Stock" and, together with Class A Common Stock, "Common Stock").

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A of Form 10-Q of IOS BRANDS Corporation for the quarter ended March 31, 2002, originally filed on April 30, 2002, corrects certain information contained in the Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2001, the Statements of Operations and Comprehensive Income for the three- and nine-month periods ended March 31, 2001 and the Statement of Cash Flows for the nine-month period ended March 31, 2001. These changes were necessary to reduce other income by $12 million and increase paid-in capital. This change relates to a litigation settlement whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B common stock. As a result of the settlement, the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes). See Note 2 of Notes to Condensed Consolidated Financial Statements for further information regarding the restatement.

IOS BRANDS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IOS BRANDS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002 Restated	June 30, 2001 Restated
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,546	$30,890
Restricted cash	1,400	1,400
Accounts receivable, less allowance for doubtful accounts of $5,278 at March 31, 2002 and $4,984 at June 30, 2001	34,441	23,251
Inventories, net	11,313	12,469
Deferred income taxes	3,583	3,556
Prepaid expenses and other	4,510	2,851

Total current assets	88,793	74,417
Property and equipment, less accumulated depreciation of $28,613 at March 31, 2002 and $26,592 at June 30, 2001	15,212	15,657
Other assets:
Deferred income taxes	—	5,942
Other noncurrent assets	14,338	13,301
Goodwill and other intangibles, less accumulated amortization of $21,407 at March 31, 2002 and $19,350 at June 30, 2001	71,318	66,034

Total other assets	85,656	85,277

Total assets	$189,661	$175,351

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Book overdrafts	$4,933	$8,013
Accounts payable	38,055	32,974
Customer deposits and accrued customer incentive programs	10,569	10,555
Other accrued liabilities	9,816	9,139

Total current liabilities	63,373	60,681
Long-term debt	54,000	54,875
Pension and other post-retirement benefits	4,320	5,957
Deferred income taxes	1,816	—
Minority interest in subsidiary	4,482	2,699
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and June 30, 2001	—	—
Class A common stock, $.01 par value; 30,000,000 shares authorized; 12,598,227 shares issued and outstanding at March 31, 2002 and June 30, 2001	126	126
Class B convertible common stock, $.0005 par value; 3,000,000 shares authorized; 3,000,000 shares issued and outstanding at March 31, 2002 and June 30, 2001	2	2
Additional paid-in capital	93,361	93,856
Treasury stock at cost, 220,839 shares of Class A common stock and 801,250 shares of Class B convertible common stock at March 31, 2002 and June 30, 2001	(14,113)	(14,113)
Deferred compensation	(2,170)	(3,778)
Accumulated other comprehensive loss	(646)	(564)
Retained deficit	(14,890)	(24,390)

Total stockholders' equity	61,670	51,139

Total liabilities and stockholders' equity	$189,661	$175,351

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001 Restated	2002	2001 Restated
Revenues:
Products	60,803	51,664	139,272	129,108
Services	31,498	32,451	90,257	95,243

Total revenues	92,301	84,115	229,529	224,351
Costs of goods sold and services provided:
Products	46,567	40,422	107,349	99,387
Services	5,428	5,693	15,357	17,174

Total costs of goods sold and services provided	51,995	46,115	122,706	116,561
Gross profit	40,306	38,000	106,823	107,790
Operating expenses:
Advertising and selling	18,800	17,762	48,239	52,892
General and administrative	14,313	13,839	37,086	40,027

Total operating expenses	33,113	31,601	85,325	92,919
Income from operations	7,193	6,399	21,498	14,871

Other income and expenses:
Interest income	(234)	(436)	(751)	(1,051)
Interest expense	735	1,186	2,624	4,304
Other expense (income)	(43)	(15)	(88)	148

Total other income and expenses	458	735	1,785	3,401

Income before income tax, minority interest and extraordinary item	6,735	5,664	19,713	11,470
Income tax expense	2,984	2,192	8,232	4,816
Minority interest	538	393	1,639	824

Net income before extraordinary item	3,213	3,079	9,842	5,830
Extraordinary item— write-off of deferred financing costs, net of income tax benefit of $209	—	—	342	—

Net income	$3,213	$3,079	$9,500	$5,830

Other comprehensive loss— foreign currency translation adjustment	6	74	82	89

Comprehensive income	$3,207	$3,005	$9,418	$5,741

Net income per common share—basic:
Net income before extraordinary item	$0.22	$0.21	$0.67	$0.40
Extraordinary item	—	—	$0.02	—

Net income per share	$0.22	$0.21	$0.65	$0.40

Net income per common share—diluted:
Net income before extraordinary item	$0.22	$0.21	$0.66	$0.39
Extraordinary item	—	—	$0.02	—

Net income per share	$0.22	$0.21	$0.64	$0.39

Weighted average common shares outstanding:
Basic	14,523	14,471	14,512	14,716

Diluted	14,778	14,723	14,765	14,965

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2002	2001 Restated
Cash flows from operating activities:
Net income	$9,500	$5,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,188	7,528
Write-off of deferred financing costs	342	—
Impairment loss	449	—
Provision for doubtful accounts	2,529	2,162
Deferred compensation expense	1,135	1,545
Post-retirement benefits settlement gain	(1,395)	—
Non-cash settlement of liabilities	(807)	(524)
Minority interest in earnings	1,639	824
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(13,683)	(8,690)
Deferred income taxes	8,062	4,842
Inventories	1,156	1,022
Other assets	(1,739)	(1,139)
Accounts payable	4,986	(7,287)
Other	1,283	2,273

Net cash provided by operating activities	20,645	8,386
Cash flows from investing activities:
Purchase of certain assets of National Flora, Inc.	(9,060)	—
Capital expenditures, net	(3,497)	(2,804)
Other	(473)	(318)

Net cash used in investing activities	(13,030)	(3,122)
Cash flows from financing activities:
Proceeds of revolving credit borrowings	123,500	63,325
Repayments of long-term debt	(124,375)	(64,875)
Deferred financing costs	(802)	—
Purchase of common stock	—	(142)
Book overdrafts	(3,080)	165
Other	(120)	—

Net cash used in financing activities	(4,877)	(1,527)
Effect of foreign exchange rate changes on cash	(82)	(89)

Net increase in cash and cash equivalents	2,656	3,648
Cash and cash equivalents at beginning of period	30,890	20,825

Cash and cash equivalents at end of period	$33,546	$24,473

Supplemental disclosures of cash flow information:
Interest paid	$1,968	$4,062

Income taxes paid	$226	$175

Purchase of certain assets of National Flora, Inc.
Fair value of assets acquired	$1,816	$—
Fair value of liabilities assumed	(21)	—
Other acquisition costs	(74)	—
Excess purchase price allocated to intangible assets	7,339	—

Net cash payment	$9,060	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IOS BRANDS CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

        IOS BRANDS Corporation (the "Company" or "IOS") is a Delaware corporation that was formed in 1994. The operations of IOS's principal operating subsidiary, Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or the "Operating Company"), include those of its indirect wholly-owned subsidiaries Renaissance Greeting Cards, Inc. ("Renaissance") and FTD Canada Inc., as well as its majority-owned subsidiary FTD.COM INC. ("FTD.COM"). FTD.COM's Class A common stock, par value $.01 per share, is quoted on the Nasdaq National Market under the symbol "EFTD." At March 31, 2002, FTD owned approximately 83% of FTD.COM's outstanding common shares. Substantially all the operations of IOS are conducted through FTD and its subsidiaries.

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

        On March 3, 2002, IOS, FTD, a newly-formed wholly-owned subsidiary of FTD, and FTD.COM entered into a definitive merger agreement pursuant to which the newly-formed indirect wholly-owned subsidiary of IOS that was created to effect the merger will merge with and into FTD.COM. Upon consummation of the merger, FTD.COM, as the surviving corporation, will continue its existence as an indirect wholly-owned subsidiary of IOS. See Note 16 for a discussion of the merger agreement and the proposed merger.

Note 2. Restatement

        The Company has restated its consolidated balance sheets as of March 31, 2002 and June 30, 2001, its consolidated statements of operations and comprehensive income for the three and nine-month periods ended March 31, 2001 and its consolidated statement of cash flows for the nine-month period ended March 31, 2001. The Company restated $12.0 million from other income to additional paid-in capital, net of the related taxes, related to the settlement of an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock which the Company recorded as an equity transaction (see Note 12).

        The following table sets forth balances as originally reported and as restated (in thousands except per share amounts):

	March 31, 2002		June 30, 2001
	As Reported	As Restated	As Reported	As Restated
Additional paid-in capital	$81,731	$93,361	$82,226	$93,856
Retained deficit	$(3,260)	$(14,890)	$(12,760)	$(24,390)
	Three Months Ended March 31, 2001		Nine Months Ended March 31, 2001
	As Reported	As Restated	As Reported	As Restated
Total other (income) and expenses	$735	$735	$(8,599)	$3,401
Income tax expense	$2,120	$2,192	$6,225	$4,816
Net income	$3,151	$3,079	$16,421	$5,830
Net income per share:
Basic	$0.22	$0.21	$1.12	$0.40
Diluted	$0.21	$0.21	$1.10	$0.39

Note 3. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001. The interim unaudited statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

        Certain amounts in the condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended March 31, 2001, and the condensed consolidated statement of cash flows for the nine-month period ended March 31, 2001 have been reclassified to conform to the current period presentation.

Note 4. Recently Issued Accounting Pronouncements

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

        In October 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for

the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on the financial statements.

Note 5. Capital Transactions

        During the nine-month period ended March 31, 2002, pursuant to the terms of the Company's 1994 Stock Award and Incentive Plan, as amended (the "Plan"), options to purchase 58,300 shares of Class A Common Stock previously granted were canceled. The Company did not repurchase into treasury any outstanding shares of Common Stock or issue any restricted shares of Common Stock to officers during the nine-month period ended March 31, 2002.

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

        On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock, which the Company recorded as an equity transaction. See Note 12 for further information regarding this settlement.

Note 6. Revenues from Sale of the Floral Selections Guide ("FSG")

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

Note 7. Consideration Given to Customers

        During the third quarter of fiscal 2002, the Company adopted the requirements of Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-9"). In accordance with the requirements of EITF 01-9, the Company has reclassified certain advertising and selling expenses to contra-revenue in the current and prior year that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company. The amounts related to the cash rebates for both the three-month periods ended March 31, 2002 and 2001 was $0.6 million and for the nine-month periods ended March 31, 2002 and 2001 were $1.6 million and $1.7 million, respectively.

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

Note 8. Income Taxes

        The provisions for income taxes for the nine-month periods ended March 31, 2002 and 2001 were $8.2 million, reflecting an effective rate of 42%, and $4.8 million, reflecting an effective rate of 42%, respectively.

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

Note 9. Earnings Per Share

        The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the computations of basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2002 and 2001 are as follows:

	Three-months ended March 31,		Nine-months ended March 31,
	2002	2001 Restated	2002	2001 Restated
	(In thousands, except per share data)
Net income	$3,213	$3,079	$9,500	$5,830

Weighted average basic shares of Common Stock outstanding	14,523	14,471	14,512	14,716
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	105	92	101	89
Options to purchase shares of Class A Common Stock	150	160	152	160

Weighted average diluted shares of Common Stock Outstanding	14,778	14,723	14,765	14,965

Basic net income per share of Common Stock	$0.22	$0.21	$0.65	$0.40

Diluted net income per share of Common Stock	$0.22	$0.21	$0.64	$0.39

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

Note 10. Financing Arrangements

        On September 27, 2001, IOS entered into an $80.0 million credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank, as administrative agent, and a syndicate of lenders, maturing in no event later than December 31, 2004. The revolving credit commitments under the Credit Agreement will be reduced to $75 million at June 30, 2002, to $65.0 million at June 30, 2003 and to $55.0 million at June 30, 2004. Borrowings are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate ("LIBOR").

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

        On March 12, 2002, the Company entered into an amendment and waiver to the Credit Agreement in order to allow for the proposed merger and related transactions. In the amendment, the Company agreed to pledge all of FTD.COM's stock upon the consummation of the merger. See Note 16 for discussion of the merger agreement and the proposed merger.

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

Note 11. Segment Information

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

        These four business segments are Member Services, Technology Products, Specialty Wholesaling and Direct to Consumer. The Member Services segment primarily includes the Clearinghouse, Publications and the Company's investment in Interflora, Inc. The Technology Products segment includes Mercury equipment sales and Mercury Network charges. The Specialty Wholesaling segment includes the sales of products supporting the retail floral and specialty gift industries. The Direct to Consumer segment, comprised of FTD.COM, is an Internet and telephone marketer of flowers and specialty gifts through FTD.COM.

        These segments are evaluated regularly by management in deciding how to allocate resources and assess performance. Of the Company's assets totaling approximately $189.7 million at March 31, 2002, the assets of FTD.COM totaled $42.5 million, of which $31.8 million was cash and cash equivalents. The assets of the Company's other three operating business segments comprise the majority of the remaining assets of $147.2 million. The Company does not measure total assets by reportable business segment for purposes of assessing performance and making operating decisions, except for the Direct to Consumer segment, which has independently funded its operations since June 1999.

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

        In anticipation of the pending merger, certain executives of FTD.COM began performing work specifically related to the Operating Company during the third quarter of fiscal 2002. As a result, $87,000, representing a portion of the salary-related expenses for these executives, was allocated from FTD.COM to the Operating Company in the third quarter of fiscal 2002. See Note 16 for discussion of the merger agreement and the proposed merger.

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

Note 12. Litigation Settlements

        A financial advisor received warrants for 750,000 shares of Class B Common Stock in partial payment for its services related to the original acquisition of Florist's Transworld Delivery Association ("FTDA"), a Michigan non-profit corporation, which was converted following that acquisition into Florist's Transworld Delivery Inc., a Michigan for-profit corporation. Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of Class B Common Stock of the Company.

        The Company disputed the financial advisor's claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Common Stock. As a result of this settlement the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

        FTD.COM recorded a $2.6 million gain in the nine-month period ended March 31, 2002 for the settlement of a claim against the developer of an unlaunched version of its Web site, which includes the reversal of $0.8 million in accruals related to the gain. The gain was recorded in general and administrative expenses.

Note 13. Post-retirement Health Care Benefits

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

Note 14. Acquisition of Certain Assets of National Flora, Inc.

        On November 9, 2001, the Company's majority-owned subsidiary FTD.COM completed the acquisition of certain assets of National Flora, Inc. ("National Flora") pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and FTD.COM (the "Asset Purchase Agreement"). National Flora is a direct marketer of flowers and specialty gifts.

        Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was funded from the FTD.COM's existing cash balances. Additionally, FTD.COM incurred $0.1 million of other acquisition costs. The assets acquired primarily consisted of $1.7 million in prepaid advertising expenses, National Flora's rights under or in respect of certain contracts and agreements, National Flora's customer base and goodwill. The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the FTD.COM. The results of operations since the date of FTD.COM's acquisition of certain assets of National Flora are included in the Company's financial statements.

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

Note 15. Related Party Transactions

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

        On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes) in the quarter ended September 30, 2000. See Note 12 for further information regarding this settlement.

Note 16. Merger Agreement

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

        Pursuant to the terms of the merger agreement, all outstanding options to purchase shares of FTD.COM common stock will be converted into options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock will be converted into shares of Class A Common Stock in accordance with the exchange ratio and be subject to the same restrictions and vesting schedule. It is expected that the Class A Common Stock, including the shares to be issued to FTD.COM's stockholders in the merger, will be quoted on the Nasdaq National Market ("Nasdaq") under the symbol "FTDI" upon the completion of the merger.

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

        The completion of the merger depends upon each party meeting a number of conditions, including, among other things, the adoption of the merger agreement and the related transactions by the holders of a majority of the outstanding shares of the FTD.COM's Common Stock, the declaration by the Securities and Exchange Commission that IOS's Registration Statement on Form S-4 is effective under the Securities Act of 1933 and the approval for quotation on Nasdaq of IOS's Class A Common Stock.

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

  •
  Interflora, Inc., which is a joint venture between the Company, Fleurop-Interflora, and the Interflora British Unit. FTD's percent of ownership in this joint venture is thirty-three and one third percent. The joint venture gives FTD members access to a floral service organization with non-FTD member florists, enabling FTD florists to transmit and receive orders outside North America.

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

        On March 3, 2002, IOS, FTD, a newly-formed wholly-owned subsidiary of FTD, and FTD.COM entered into a definitive merger agreement pursuant to which the newly-formed indirect wholly-owned subsidiary IOS that was created to effect the merger will merge with and into FTD.COM. Upon consummation of the merger, FTD.COM, as the surviving corporation, will continue its existence as an indirect wholly-owned subsidiary of IOS. For information about the pro forma effects of the proposed merger described in Note 16 of the notes to the financial statements, reference should be made to the Company's Registration Statement on Form S-4, as amended (File No. 33-84736) (the "S-4").

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

        Technology Products segment revenue decreased by $2.1 million, or 20.8%, to $8.0 million for the three-month period ended March 31, 2002, compared to $10.1 million for the three-month period ended March 31, 2001. This decrease was primarily due to fewer Mercury equipment sales and fewer network transmissions in the quarter ended March 31, 2002 compared to the same period last year. The decline in Mercury equipment sales is attributed to timing of promotions and the decline in network transmissions is related to the reduction in membership, as described above. The Company has two agreements with a floral service provider that provide a guaranteed minimum order fee for orders processed over the Mercury Network. During the third quarter of fiscal 2002, one of the agreements expired and the Company has received a notice of non-renewal for the period beginning September 1, 2002 related to the other agreement. Although the Company is currently negotiating with the floral service provider to renew the existing contract, there can be no assurance this will occur. In the event the floral service provider does not agree to renew this agreement, the Company's revenues and operating results could be adversely affected.

        Specialty Wholesaling segment revenue decreased by $2.3 million, or 13.8%, to $14.3 million for the three-month period ended March 31, 2002, compared to $16.6 million for the three-month period ended March 31, 2001. This decrease was primarily the result of a shortfall in Valentine's Day and Easter sales due to a reduced number of inventoried items offered to florists in fiscal 2002.

        Direct to Consumer segment revenue increased by $12.2 million, or 37.3%, to $44.9 million for the three-month period ended March 31, 2002, compared to $32.7 million for the three-month period ended March 31, 2001. This increase was primarily due to continued growth in order volume, led by increased Valentine's Day holiday sales, increased orders attributable to the acquisition of National Flora, as well as the Easter holiday falling in the third quarter of fiscal 2002 rather than falling in the fourth quarter of fiscal 2001.

        Total costs of goods sold and services provided increased by $5.9 million, or 12.8%, to $52.0 million for the three-month period ended March 31, 2002, compared to $46.1 million for the three-month period ended March 31, 2001. This increase was primarily attributable to increased costs in the Direct to Consumer segment. As a percent of revenue, total costs of goods sold and services provided increased to 56.3% for the three-month period ended March 31, 2002 from 54.8% for the three-month period ended March 31, 2001, primarily attributable to the higher mix of sales in the Company's lower margin Direct to Consumer segment.

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

        The provisions for income taxes for the three-month periods ended March 31, 2002 and 2001 were $3.0 million, reflecting an effective tax rate of 44%, and $2.2 million, reflecting an effective tax rate of 39%, respectively.

        Net income increased by $0.1 million to $3.2 million for the three-month period ended March 31, 2002, compared to net income of $3.1 million for the three-month period ended March 31, 2001, for reasons discussed above.

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

        Technology Products segment revenue decreased by $3.1 million, or 11.4%, to $24.4 million for the nine-month period ended March 31, 2002, compared to $27.5 million for the nine-month period ended March 31, 2001. This decrease was primarily due to fewer Mercury equipment sales and fewer network transmissions in the quarter ended March 31, 2002 compared to the same period last year. The decline in Mercury equipment sales is attributed to timing of promotions and the decline in network transmissions is related to the reduction in membership. The Company has two agreements with a floral service provider that provide a guaranteed minimum order fee for orders processed over the Mercury Network. These agreements comprised $1.9 million, or 7.8%, and $2.0 million, or 7.3%, respectively, of the Company's Technology Products segment revenue for the nine-month periods ended March 31, 2002 and 2001. During the third quarter of fiscal 2002, one of the agreements expired and the Company has received a notice of non-renewal for the period beginning September 1, 2002 related to the other agreement. Although the Company is currently negotiating with the floral service provider to renew the existing contract, there can be no assurance this will occur. In the event the floral service provider does not agree to renew this agreement, the Company's revenues and operating results could be adversely affected.

        Specialty Wholesaling segment revenue decreased by $12.1 million, or 26.8%, to $33.1 million for the nine-month period ended March 31, 2002, compared to $45.2 million for the nine-month period ended March 31, 2001. The nine-month period ended March 31, 2001 included revenue of $3.9 million attributable to the FSG, which is published on a two-year cycle. The remaining $8.2 million decline is primarily due to the shortfall of Christmas holiday, Valentine's Day and Easter sales, as well as lower sales due to the reduction of inventoried items offered to florists in fiscal 2002.

        Direct to Consumer segment revenue increased by $23.1 million, or 29.5%, to $101.3 million for the nine-month period ended March 31, 2002, compared to $78.2 million for the nine-month period ended March 31, 2001. This increase was primarily due to continued growth in order volume, including increased orders attributable to the acquisition of National Flora.

        Total costs of goods sold and services provided increased by $6.1 million, or 5.3%, to $122.7 million for the nine-month period ended March 31, 2002, compared to $116.6 million for the nine-month period ended March 31, 2001. This increase was primarily attributable to the increase in Direct to Consumer costs. As a percent of revenue, total costs of goods sold and services provided increased to 53.5% for the nine-month period ended March 31, 2002 from 52.0% for the nine-month period ended March 31, 2001, primarily attributable to the higher mix of sales in the Company's lower margin Direct to Consumer segment.

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

        Costs of goods sold and services provided associated with the Specialty Wholesaling segment decreased by $9.9 million, or 27.6%, to $25.9 million for the nine-month period ended March 31, 2002, compared to $35.8 million for the nine-month period ended March 31, 2001. This decrease was primarily due to a decrease in revenues. As a percent of revenue, costs of goods sold and services provided decreased to 78.3% for the nine-month period ended March 31, 2002 from 79.2% for the nine-month period ended March 31, 2001, primarily as a result of the change in sales mix related to the FSG sales, which typically have lower gross profit margins, recorded in the nine-month period ended March 31, 2001.

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

        The provisions for income taxes for the nine-month periods ended March 31, 2002 and 2001 were $8.2 million, reflecting an effective rate of 42%, and $4.8 million, reflecting an effective rate of 42%, respectively.

        Net income increased by $3.7 million to $9.5 million for the nine-month period ended March 31, 2002, compared to net income of $5.8 million for the nine-month period ended March 31, 2001. This increase was primarily the result of a improved operating results in the Direct to Consumer segment. Net income for the nine-month period ended March 31, 2002 includes an after-tax extraordinary loss of $0.3 million for the write-off of deferred financing costs at the time the Company entered into its Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $2.6 million to $33.5 million at March 31, 2002 from $30.9 million at June 30, 2001. Cash and cash equivalents increased by $3.7 million to $24.5 million at March 31, 2001 from $20.8 million at June 30, 2000.

        Cash provided by operating activities was $20.6 million for the nine-month period ended March 31, 2002 compared to cash provided by operating activities of $8.4 million for the nine-month period ended March 31, 2001. The increase is primarily attributable to an increase in accounts payable and an increase in net income offset in part by an increase in accounts receivable. For the nine-month period ended March 31, 2002, the Company recorded a $2.6 million gain for the settlement of a claim against the developer of an unlaunched version of its Web site, of which $0.8 million was a non-cash gain, and recorded a $1.4 million post-retirement health care benefits settlement gain, which was also a non-cash gain.

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

        As consideration for terminating the contractual relationship between the Company and Florists' Transworld Delivery Association ("the Association"), FTD paid $14.0 million to the Association, of which $12.6 million was paid on June 29, 2001, with the remaining $1.4 million being subject to a one-year escrow holdback, which is reflected in the Company's condensed consolidated balance sheets as restricted cash. These payments were financed through borrowings under the Company's revolving credit facility, and are reflected in the Company's long-term debt at June 30, 2001 and March 31, 2002.

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

INCOME TAXES

        The provisions for income taxes for the nine-month periods ended March 31, 2002 and 2001 were $8.2 million, reflecting an effective rate of 42%, and $4.8 million, reflecting an effective rate of 42%, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

        FTD.COM recognizes 100% of the order value as revenue and recognizes the associated costs of fulfillment and processing services when the order is fulfilled. FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things. If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and gift orders were to change in the future, FTD.COM's reporting policy related to revenue recognition and costs of fulfillment and processing services could change.

Distribution Agreements

        FTD.COM has entered into Internet distribution agreements pursuant to which the FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM's Web site and marketing of FTD.COM's product offerings through co-branded Web sites. Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party sites beyond a threshold as defined in the related agreements. FTD.COM records expenses related to these agreements based on a per order amount taking into consideration the most likely number of orders to be taken under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board. The number of orders taken is impacted by a variety of features, including by not limited to the volume of traffic experienced on the third party's sites, existence of other advertisements on the third party's site and advertisement placement on the third party's site. Many of these features are outside of FTD.COM's control. If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

        The Company's management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

        The Company's inventory consists of finished goods and is stated at the lower of cost or market value. The Company's management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the age of inventory and forecasts of product demand by aging category. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company's management makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company's reported operating results.

Long-lived Assets

        The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends.

        When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would use an estimate of undiscounted future cash flows to measure whether the asset is recoverable over its estimated useful life. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. See discussion of issuance of SFAS No. 142 in Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

        On July 26, 2000, the Company settled an ongoing lawsuit whereby one of the Company's shareholders, and former warrantholder, returned 750,000 shares of Class B Common Stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes) in the quarter ended September 30, 2000. See Note 12 of the Notes to the Financial Statements for further information regarding this settlement.

FORWARD-LOOKING INFORMATION

        Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company's expectations, assumptions, estimates and projections regarding its results of operations, cash flow, performance, revenue and business prospects and opportunities, including the proposed merger. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's results of operations and performance to differ from those expressed in, or implied by, these forward-looking statements. Additional risks, uncertainties and other factors related to the business of IOS and the pending merger are described in the S-4 under the caption "Risk Factors." These risks, uncertainties and other factors include the following: the satisfaction of conditions to, and the timing of the consummation of, the merger; the termination of the merger agreement and the abandonment of the merger if such conditions are not satisfied; the Company's ability to increase membership in Member Services; to develop and market existing and new products; the Company's ability to maintain its advertising presence; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry; current exchange rate and interest rate fluctuations; collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services; and risks associated with a significant slowdown in growth or decline in the U.S. economy or the risk of delay in recovery of the U.S. economy. The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect new events or circumstances after the date of this document that may bear upon any forward-looking statement made herein.

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

        At March 31, 2002, $54.0 million of debt was outstanding under the Credit Agreement. A portion of the Company's outstanding debt, which totaled $34.0 million at March 31, 2002, is not covered by interest rate cap agreements. An adverse change in interest rates would cause an increase in the amount of interest paid. If the Company's borrowings were to remain outstanding for the remaining term of the Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $540,000 in the amount of annualized interest paid and annualized interest expense recognized in the consolidated financial statements. When the variable interest rate exceeds the 5.0% cap, a 100 basis point increase on the portion of the debt not covered by the interest rate cap would result in a $340,000 increase in annualized interest paid and annualized interest expense recognized in the consolidated financial statements.

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

•
IOS, FTD.COM and certain individual defendants timed the merger to deny public stockholders the full potential increase in FTD.COM's stock price following the merger.

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
(b)
Reports on Form 8-K

        On March 5, 2002, IOS filed a current report on Form 8-K announcing the execution of the agreement and plan of merger by and among IOS Brands Corporation, Florists' Transworld Delivery, Inc., Aroma Acquisition Corp. and FTD.COM INC.

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