Form 10-K
period 2002-06-30
FTD INC
filed 2002-09-12
CIK 944537

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file number 000-21277

FTD, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3711271
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3113 Woodcreek Drive
Downers Grove, IL 60515-5420
(Address of principal executive offices)

Registrant’s telephone number, including area code: (630) 719-7800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Registrant’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) held by non-affiliates of the Registrant as of September 5, 2002 was $39,850,491.  As of September 5, 2002, there were 14,499,273 outstanding shares of the Registrant’s Class A Common Stock, and 2,098,750 outstanding shares of the Registrant’s Class B convertible common stock, par value $0.0005 per share (“Class B Convertible Common Stock” and, together with Class A Common Stock, “Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s proxy statement (to be filed pursuant to Regulation 14A) for the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Items 10, 11, 12 and 13 of Part III hereof.

PART I

Item 1. BUSINESS

Overview

FTD, Inc., formerly known as IOS Brands Corporation, (the “Registrant” or the “Company”) is a Delaware corporation that was formed in 1994. As used in this Form 10-K, the terms the “Registrant” or the “Company” refer to FTD, Inc. and its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”). The operations of FTD, the Company’s principal operating subsidiary, include those of the Company’s indirect wholly-owned subsidiaries FTD.COM INC. (“FTD.COM”), Renaissance Greeting Cards, Inc. (“Renaissance”) and FTD Canada, Inc. Substantially all the Company’s operations are conducted through FTD and its subsidiaries.

The Company, supported by its worldwide FTD brand which utilizes the FTD Mercury Man logo, is a leading provider of floral services and products to member florists and consumers. Through its florist business, the Company provides products and services, such as clearinghouse services, technology products and services and floral shop supplies, to approximately 20,000 member florists in the U.S. and Canada, and through affiliated or related organizations, connects approximately 28,000 additional florists in 152 countries outside of North America.   The consumer business segment is comprised of FTD.COM, a leading Internet and telephone marketer of flowers and specialty gifts.  FTD.COM sells directly to consumers, primarily through its www.ftd.com Web site and its 1-800-SEND-FTD toll-free telephone number.

2002 Merger of the Company with FTD.COM

Effective June 28, 2002, the Company, FTD and FTD.COM completed a merger transaction (the “2002 Merger”) pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  The Company accounted for the 2002 Merger using the purchase method of accounting.  Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock for each share of FTD.COM common stock owned at the time of the 2002 Merger.  Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock, in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.

In connection with the 2002 Merger, the controlling stockholders of the Company entered into a governance agreement with the Company that requires the Company to nominate designated representatives of the controlling stockholders to the Company’s Board of Directors (the “Board”) for so long as the controlling stockholders continue to own certain specified percentages of Common Stock.  The controlling stockholders also entered into a registration agreement with the Company at the time of the 2002 Merger that may require the Company to register their shares of Common Stock on June 28, 2003, or sooner in the case of offerings initiated by the Company following the 2002 Merger.  Under the terms of the registration agreement, the controlling stockholders have agreed not to sell or distribute any of their shares of Common Stock prior to December 28, 2002.  These shares will also continue to be subject to further limitations under the Securities Act of 1933, as amended, and the registration agreement.

The Formation and Termination of Relationship with FTD Association

Pursuant to an Agreement and Plan of Merger dated August 2, 1994 (the “1994 Merger Agreement”), among the Company, FTD Acquisition Corporation, a Delaware corporation, and Florists’ Transworld Delivery Association, a Michigan non-profit cooperative association founded by a group of retail florists in the United States in 1910 (the “Old Association”), the Company acquired all of the outstanding equity of the Old Association on December 19, 1994 (the “Acquisition”).  The Operating Company was the surviving corporation following the Acquisition and upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of the Company. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed “Florists’ Transworld Delivery, Inc.” The Company, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which were being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association (the “Association”). Neither the Company nor the Operating Company had any ownership interest in the Association.

In connection with the Acquisition, the Association and FTD entered into a Mutual Support Agreement, dated December 18, 1994 (the “Mutual Support Agreement”), and a Trademark License Agreement, dated December 18, 1994 (the “Trademark Agreement” and together with the Mutual Support Agreement, the “Association Agreements”). The Association Agreements, among other things, provided for: (i) existing and future members of the Association to have the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members of the Association in good standing to be provided access to FTD’s clearinghouse services, Mercury Network and certain other FTD services and products; (iii) the Operating Company to pay the Association an amount equal to a percentage of the value of every floral order cleared through FTD’s clearinghouse service; and (iv) the Operating Company and the Association were to be able to designate up to 20% but not fewer than two individuals to be elected to the other’s board of directors.

On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001 (the “Termination Agreement”). The Termination Agreement, which contains limited two-year non-compete provisions, terminates the Association Agreements.  As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million which was paid July 1, 2002. In fiscal 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees.

Operations

The Company’s primary operations include its florist business and consumer business segments.  Composition of the Company’s reportable segments for fiscal years 2001 and 2000 have been reclassified to conform to the current year presentation.

The following table illustrates the percentage of the Company’s total revenue generated by the Company’s segments as a percentage of total revenue for the three fiscal years ended June 30, 2002, 2001 and 2000:

Revenues	2002	2001	2000

Florist business	52.6%	61.6%	66.9%
Consumer business	47.4	38.4	33.1
Total revenues	100.0%	100.0%	100.0%

Florist business.  The florist business segment includes revenue associated with the services and products provided to member florists, primarily comprised of services and products as described below.

Clearinghouse services. Clearinghouse services primarily consist of the provision of billing and collection services to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled.  Revenue is also generated from the monthly access fee charged to member florists and credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Publications products and services.  Publications products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized in the periods in which the publications are issued.  Additionally, the Company provides services related to the set up and maintenance of florists’ Web sites for FTD Florists’ Online hosted through FTD.COM’s www.ftd.com Web site pursuant to a Web site hosting agreement with FTD.COM.  Revenue for FTD Florists’ Online Web site hosting is recognized ratably over the one-year life of the agreement.

Mercury network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 50% of the Company’s member florists.  Florists who are linked by the Mercury Network are able to transmit orders cleared through the Company or through competing clearinghouses and to send each other messages based on a per order or per message fee.  Revenues for the services related to the processing of orders (including transmission charges) are recorded in the period the service is provided.

Mercury computer equipment products and services.  Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides a variety of options as it offers access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold.  For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time of occurrence.

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions. By capitalizing on the Company’s sourcing expertise and volume purchases, the Company is able to provide florists with a broad selection of products at competitive prices.   Sales of florist shop supplies are recorded when the products are shipped.

Consumer business.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  FTD.COM charges the customer a service fee of $8.99 for floral orders placed through its Web site and $9.99 for floral orders placed through the toll-free telephone number, 1–800–SEND–FTD, prior to any promotional discounts.

Orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  FTD.COM charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

Order revenue and service fees are reported net of discounts.  FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Marketing and Advertising

The Company provides extensive marketing and advertising programs on both national and local levels.  FTD’s national advertising promotes FTD florists, FTD branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment’s marketing program utilizes a mix of broadcast and cable television advertisements, magazine advertisements and newspaper supplements. Sponsorships are also a major part of the florist business segment’s marketing efforts.  These include a major sponsorship relationship with the Tournament of Roses® Association, which generates significant exposure for FTD during the annual Rose Parade®.

The florist business segment also supplies advertising and marketing tools on a local basis for FTD florists.  FTD florists are provided with ad slicks for newspaper print advertising, point-of-sale items, radio scripts and television tapes to be tagged with individual shop information.  In addition, FTD florists can purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of offline, online, direct and customer loyalty marketing strategies.  In fiscal year 2000, the consumer business segment deployed an integrated marketing campaign focused on customer acquisition which utilized various offline advertising vehicles to acquire customers, including broadcast and cable television, newspaper print, magazine print, radio and outdoor advertising.  In fiscal years 2001 and 2002, the consumer business segment significantly reduced its offline advertising in an effort to achieve a more balanced marketing program focused on both customer acquisition and retention.

The consumer business segment’s online advertising consists of primarily online advertisements and links on shopping and search-oriented Web sites.  The consumer business segment has established an advertising presence on several Web sites, such as Yahoo! and MSN.com.

The consumer business segment’s direct marketing campaign focuses on the development of relationships with companies that have large consumer databases, including United Airlines, American Airlines AAdvantage Marketing Programs and credit card issuers, such as American Express.  The consumer business segment utilizes statement inserts, e-mail and online placements and offers discounts, mileage awards and point awards for purchases to market to these consumers.

The consumer business segment’s customer loyalty marketing strategies focus on the utilization of its extensive database of customer information to enhance its customer retention efforts.  The consumer business segment utilizes printed catalogs, e-mail and other direct marketing pieces to market to its existing customers.  In addition, Internet customers can establish an account that stores an address book, occasion reminders and billing information and allows for the review of previous purchases.

Seasonality

The Company generated 18.7%, 23.5%, 28.4% and 29.4% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal year 2002, respectively. The Company’s quarterly revenue and operating results typically exhibit seasonality similar to that experienced in fiscal year 2002.  For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. This seasonality is also affected by increased revenues in the quarter ended March 31 attributable to the increased floral orders and shipments of Mother’s Day holiday products.  In addition, year over year total revenue and operating results will fluctuate in the first quarter related to the revenue generated from the Floral Selections Guide, which is published bi-annually in odd-numbered fiscal years.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceeding year may not be relevant when evaluating the Company’s historical financial performance and predicting the Company’s future performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

Trademarks

The Company’s intellectual property portfolio includes service marks, trademarks and collective trademarks that distinguish the services and products offered by the Company or its member florists from those offered by others.

The “FTD” word mark and the “Mercury Man” logo are registered in the United States, Canada and other jurisdictions throughout the world for various products and services.  These marks are used directly by the Company or under license by member florists and  FTD.COM.

Other registered trademarks and service marks of the Company include “FTDA,” “Florists’ Transworld Delivery,” “Mercury” and “Mercury Network.”  The Company also has registered collective trademarks which are used under license by its member florists and FTD.COM for floral products and related items.  These collective trademarks include “Autumn Splendor,” “Big Hug,” “Birthday Party,” “Chicken Soup,” “Sweet Dreams,” “Thanks A Bunch” and the “FTD Anniversary Bouquet.”  In addition, the Company has applied to register certain other trademarks, service marks and collective trademarks in the United States and other countries, and likely will seek to register additional marks, as appropriate.  It is possible that some of these applications to register additional marks will not result in registrations.

The Company also uses various marks under license, including the “Interflora” mark.  The Company is the exclusive licensee to use this mark in North America and South America, as well as other countries including, but not limited to, Japan, South Korea, Panama, Philippine Islands, Puerto Rico and the Virgin Islands.

Competition

The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and gifts. The principal competitor of the Company’s florist business segment is Teleflora LLC (“Teleflora”).  Teleflora and FTD are the largest floral service providers in the United States based on membership, after giving effect to Teleflora’s acquisition of American Floral Services, Inc. in November 2000.  Teleflora offers some products and services that are comparable to those offered by the Company, and most florists subscribe to one or more of these competing services. The principal competitor of the Company’s consumer business segment is 1-800-FLOWERS.COM, Inc., which offers similar floral and specialty gift items to consumers through a Web site and a toll-free telephone number.

The Operating Company is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America v. Florists’ Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists’ Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the “Consent Order”). Among its terms, the Consent Order prohibits FTD from restricting membership to florists who are not subscribers of a competing clearinghouse. The Consent Order expires on August 1, 2005.

Employees

At June 30, 2002, the Company employed approximately 679 full-time employees. The Company considers its relations with its employees to be good. None of the Company’s employees is currently covered by a collective bargaining agreement.

Item 2. PROPERTIES

The Company’s principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. In addition, the Company leases office space in Sanford, Maine for its Renaissance operations, an independent warehouse and distribution facility in Cincinnati, Ohio for product distribution and office space in Medford, Oregon for one of its internal call centers.  The Company’s management believes its facilities are adequate for its current operations.

Item 3. LEGAL PROCEEDINGS

The Company, FTD, FTD.COM and the directors of the Company and FTD.COM have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all former public stockholders of FTD.COM: Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the 2002 Merger was issued.  The complaints generally make essentially the same allegations, namely that:

•                  the offer by the Company to exchange 0.26 shares of Class A Common Stock for each share of FTD.COM common stock is inadequate,

•                  the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the merger proposal,

•                  the Company and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction, and

•                  the Company, FTD.COM and certain individual defendants timed the 2002 Merger to deny public stockholders the full potential increase in FTD.COM’s stock price following the 2002 Merger.

The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the 2002 Merger.  The Company and the other defendants intend to defend themselves vigorously against these lawsuits.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the Company’s stockholders at a special meeting of its stockholders held on June 27, 2002:

Proposal #1

Ratification and approval of amendments to the Company’s Certificate of Incorporation and By-laws that, among other things, changed the Company’s corporate name from IOS Brands Corporation to “FTD, Inc.”, increased the number of authorized shares of Common Stock the Board of Directors is authorized to issue and created a classified board of directors.

For	Against	Abstain
12,077,004	52,029	17,653

Proposal #2

Ratification and approval of proposed one-time contingent bonus payments of $5,321,174 and $3,237,467 made to each of Robert L. Norton, the Chairman, President and Chief Executive Officer of the Company, and Michael J. Soenen, the President and Chief Executive Officer of FTD.COM, respectively, in connection with the 2002 Merger.

For	Against	Abstain
10,468,673	194,116	11,266

Proposal #3

Ratification and approval of the FTD, Inc. 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and other employees of the Company and its subsidiaries and persons who engage in services for the Company and its subsidiaries.

For	Against	Abstain
10,526,213	102,420	45,422

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock is quoted on the Nasdaq National Market under the symbol “FTDI.”  As of June 30, 2002 there were approximately 2,083 holders of record of Class A Common Stock.  There currently is no public market for the Class B Convertible Common Stock. As of June 30, 2002 there were three holders of record of Class B Convertible Common Stock.  The holders of Class A Common Stock are entitled to one vote per share while the holders of Class B Convertible Common Stock have no voting rights; provided, however, that the holders of Class B Convertible Common Stock have the right to vote as a separate class in certain cases involving mergers, consolidations, reorganizations or recapitalizations in which the holders of Class B Convertible Common Stock receive different consideration on a per share basis than holders of Class A Common Stock, but shall not be entitled to vote separately as a class on any amendment that simply increases or decreases the number of shares of such class.  The Class B Convertible Common Stock is convertible into shares of Class A Common Stock pursuant to the provisions of the Company’s Restated Certificate of Incorporation.

The Company has not paid any cash dividends on its Common Stock since its inception.  Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions and such other factors as the Board deems relevant.

In addition, under the terms of the Company’s Credit Agreement dated as of September 27, 2001, by and among the Company, FTD and Harris Trust and Savings Bank (the “2001 Credit Agreement”), the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its Common Stock to holders of such Common Stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied.

Because the Class A Common Stock was only reported on the Nasdaq National Market on June 28, 2002, the first day of public trading, trading activity in the Class A Common Stock was limited and did not, as of that date, constitute an “established public trading market.”  The table below sets forth the high and low sales prices as reported in the Nasdaq National Market for Class A Common Stock on June 28, 2002.

Period	High	Low
2002:
4th quarter (June 28 — June 30)	$12.87	$12.00

Item 6. SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical data for the 1998 through 2002 fiscal years. The selected historical statement of operating data for the 1998 through 2002 fiscal years was derived from the Company’s audited consolidated financial statements. The financial data is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.  Certain amounts in the Company’s fiscal years 1998 through 2001 financial statements have been reclassified to conform to the current year presentation.

	Fiscal year ended June 30,
	2002		2001		2000	1999	1998
	(Dollars in thousands except for per share data)

Statement of Operations:
Total revenues	$325,266		$305,995		$264,834	$209,385	$179,675
Cost of goods sold and services provided	177,328		159,879		135,069	95,894	86,955
Gross profit	147,938		146,116		129,765	113,491	92,720
Selling, general and administrative expenses	127,280	(1)	120,826	(2)	152,871 (3)	102,747	80,406
Income (loss) from operations	20,658		25,290		(23,106)	10,744	12,314
Other expense, net	3,400	(4)	18,660	(5)	4,006	13,799 (4)	10,415	(4)
Income tax expense (benefit)	6,718		3,401		(7,586)	(194)	1,637
Minority interest (6)	2,525		1,908		(4,389)	—	(1)
Net income (loss)	$8,015		$1,321		$(15,137)	$(2,861)	$263

Basic earnings (loss) per share	$0.55		$0.09		$(0.99)	$(0.19)	$0.02
Diluted earnings (loss) per share	$0.54		$0.09		$(0.99)	$(0.19)	$0.02

Other Data:
Depreciation and amortization	$9,421		$9,487		$8,628	$7,307	$9,570
Capital expenditures	$4,453		$3,952		$15,655	$8,970	$1,942

Balance Sheet Data:
(at end of period)
Working capital (deficit)	$19,683		$13,736		$778	$(8,285)	$(4,148)
Total assets	231,901		175,351		171,466	144,697	154,486
Long-term debt, including current portion	47,000		54,875		54,750	51,750	58,130
Total equity	114,217		51,139		47,849	23,778	27,924

(1)          During the year ended June 30, 2002, the Company recorded the following as a component of selling, general and administrative expenses:

•                  Compensation expense of $8.7 million related to bonus payments paid to executive officers, in addition to related employer payroll taxes, in connection with the 2002 Merger.

•                  A gain of $2.6 million attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site.

•                  Severance costs of $2.2 million for certain former employees.

•                  Merger expenses of $1.6 million incurred by FTD.COM related to the 2002 Merger.

•                  A $1.4 million gain attributable to the termination of certain future post-retirement health care benefits. The Company provides certain post-retirement health care benefits to qualifying retirees under the terms of its qualified retirement plan.

 This termination of benefits caused a decrease in the Company’s post-retirement health care obligation attributed to prior services rendered.

•                  A gain of $1.1 million attributable to a single business tax refund related to prior years’ filings.

•                  An impairment loss for internal use software in the amount of $0.4 million that had been used to process clearinghouse and related transactions for member services.

(2)          In the second quarter of fiscal year 2001, the Company recorded a $0.5 million gain, reflected in selling, general and administrative expenses, attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal year 2000 by FTD.COM.

(3)          In the fourth quarter of fiscal year 2000, the Company recorded a $4.4 million charge, reflected in selling, general and administrative expenses, associated with the write-off of development work related to an unlaunched version of FTD.COM’s Web site. Additionally, in the same quarter of fiscal year 2000, FTD.COM terminated one of its Internet portal distribution agreements. In conjunction with this termination, the Company recorded a $2.3 million charge, reflected in selling, general and administrative expenses.

(4)          In September 2001, the Company and FTD entered into the 2001 Credit Agreement.  As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million.  In December 1998, the Company repurchased the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the “Notes”). The aggregate repurchase price totaled $64.2 million and consisted of the $60.0 million principal on the Notes and a $4.2 million pre-payment penalty. As a result of the repurchase of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December 1998. Accordingly, the loss on the repurchase of the Notes totaled $7.1 million. In November 1997, the Company and FTD entered into a credit agreement with a group of banks led by Bank One Capital Markets, Inc., as agent (the “1997 Credit Agreement”).  As a result of entering into the 1997 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $1.3 million.  These expense items are reflected in other expense, net in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

(5)          In the fourth quarter of fiscal year 2001, FTD recorded a termination charge of $14.5 million, reflected in other expense, net related to the dissolution of a contractual relationship between FTD and a member-owned trade association pursuant to the Termination Agreement.

(6)          In fiscal year 1998, the minority interest benefit represents the minority’s interest in Renaissance, which was purchased for cash by FTD in fiscal year 1998. In fiscal years 2000 through 2002, the minority interest expense (benefit) represents the minority’s interest in FTD.COM through the date of the 2002 Merger.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and elsewhere in this Form 10-K.

Operations

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.  Composition of the Company’s reportable segments for fiscal years 2001 and 2000 has been reclassified to conform to the current year presentation.

Florist business.  The florist business segment includes revenue associated with the services and products provided to member florists, primarily comprised of services and products as described below.

Clearinghouse services. Clearinghouse services primarily consist of the provision of billing and collection services to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled.  Revenue is also generated from the monthly access fee charged to member florists and credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

Publications products and services.  Publications products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized in the periods in which the publications are issued.  Additionally, the Company provides services related to the set up and maintenance of florists’ Web sites for FTD Florists’ Online hosted through FTD.COM’s www.ftd.com Web site.  Revenue for FTD Florists Online Web site hosting is recognized ratably over the one-year life of the agreement.

Mercury network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 50% of the Company’s member florists.  Florists who are linked by the Mercury Network are able to transmit orders cleared through the Company or through competing clearinghouses and to send each other messages based on a per order or per message fee.  Revenues for the services related to the processing of orders (including transmission charges) are recorded in the period the service is provided.

Mercury computer equipment products and services.  Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides a variety of options as it offers access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold.  For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time of occurrence.

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions. By capitalizing on the Company’s sourcing expertise and volume purchases, the Company is able to provide florists with a broad selection of products at competitive prices.   Sales of florist shop supplies are recorded when the products are shipped.

Consumer business.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  FTD.COM charges the customer a service fee of $8.99 for floral orders placed through its Web site and $9.99 for floral orders placed through 1–800–SEND–FTD, prior to any promotional discounts.

Orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  FTD.COM charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

Order revenue and service fees are reported net of discounts.  FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Marketing and promotions expense is related to the Company’s extensive marketing and advertising programs on both national and local levels.  FTD’s national advertising promotes FTD florists, FTD branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment promotes its products and services primarily through broadcast and cable television advertisements, magazine advertisements and newspaper supplements.  Sponsorships are also a major part of the florist business segment’s marketing efforts.  The florist business segment also supplies advertising and marketing tools on a local basis for FTD florists.  FTD florists are provided with advertising tools such as ad slicks for newspaper print advertising, point-of-sale items, radio scripts and television tapes to be tagged with individual shop information.  In addition, FTD florists can purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of offline, online, direct and customer loyalty marketing strategies.  In fiscal year 2000, the consumer business segment deployed an integrated marketing campaign focused on customer acquisition which utilized various offline advertising vehicles to acquire customers, including broadcast and cable television, newspaper print, magazine print, radio and outdoor advertising.  In fiscal years 2001 and 2002, the consumer business segment significantly reduced its offline advertising in an effort to achieve a more balanced marketing program focused on both customer acquisition and retention.  Online advertising consists of primarily online advertisements and links on shopping and search-oriented Web sites. The direct marketing campaign focuses on the development of relationships with many companies that have large consumer databases, in addition to utilizing statement inserts, e-mail and online placements and offers discounts, mileage awards and point awards for purchases to market to these consumers.  The customer loyalty marketing strategies focus on the utilization of its extensive database of customer information to enhance its customer retention efforts.

General and administrative expenses primarily consist of direct corporate expenses, customer service expenses in both business segments and technology development expense.

In view of the rapidly changing nature of the Company’s consumer business and seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historic financial performance and predicting the Company’s future financial performance. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. Also, seasonality is attributable to increased revenues in the quarter ended March 31 relating to the increased floral orders and shipments of Mother’s Day holiday products.  In addition, year over year total revenue and operating results will fluctuate in the first quarter related to the revenue generated from the Floral Selections Guide, which is published bi-annually.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may not be relevant when evaluating the Company’s historical financial performance and predicting the Company’s future performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

Year ended June 30, 2002, compared to year ended June 30, 2001

Total revenues

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$171,197	$188,478	(9.2)%
Consumer business	154,069	117,517	31.1

Total revenues	$325,266	$305,995	6.3

Total revenues increased by $19.3 million, or 6.3%, to $325.3 million for the year ended June 30, 2002, compared to $306.0 million for the year ended June 30, 2001, for the reasons discussed below.

The florist business segment revenue decreased by $17.3 million, or 9.2%, to $171.2 million for the year ended June 30, 2002, compared to $188.5 million for the year ended June 30, 2001. This decrease was primarily due to the full year effect of a planned significant reduction in the number of specialty wholesaling products, in particular, supplies for seasonal bouquets, offered to florists in fiscal year 2002.  Additionally, the year ended June 30, 2001 included revenue of $3.9 million attributable to the Floral Selections

Guide, which is published bi–annually. The decrease was also due to a decrease in technology-related revenues resulting from Mercury equipment sales and fewer network transmissions in the year ended June 30, 2002 compared to the same period last year. The Company has two agreements with a competing floral service provider that provide a guaranteed minimum order fee for orders processed over the Mercury Network. These agreements comprised $1.9 million, or 1.1%, and $2.0 million, or 1.1%, respectively, of the Company’s florist business segment revenue for the years ended June 30, 2002 and 2001. During the third quarter of fiscal year 2002, one of the agreements expired and the Company has received a notice of non-renewal for the period beginning September 1, 2002 related to the other agreement. Although the Company is currently negotiating with the floral service provider to renew the existing contract, there can be no assurance this will occur. In the event the floral service provider does not agree to renew this agreement, the Company’s revenue and operating results could be adversely affected. The Company is currently in arbitration related to the $1.6 million receivable from the floral service provider.  Membership in FTD increased from approximately 14,000 to 20,000 members at June 30, 2001 and 2002, respectively. This increase in membership is primarily attributable to aggressive sales efforts in the last six months of fiscal year 2002.

The consumer business segment revenue increased by $36.6 million, or 31.1%, to $154.1 million for the year ended June 30, 2002, compared to $117.5 million for the year ended June 30, 2001. This increase was primarily due to continued growth in order volume and average order value.  The total order volume was approximately 2.6 million for the fiscal year ended June 30, 2002, representing a 28.2% increase over the prior fiscal year order volume of approximately 2.0 million.  The increase in orders was due in part to FTD.COM’s purchase of certain assets of National Flora, Inc. (“National Flora”) for $9.1 million in November 2001. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of the National Flora purchase. Internet orders were 80.8% of total orders for the fiscal year ended June 30, 2002, compared to 85.1% for the fiscal year ended June 30, 2001.  The decrease in the percent of internet orders to total orders was principally attributable to the acquisition of National Flora, which primarily generates orders from telephone sales.

Total costs of goods sold and services provided

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$56,572	$65,948	(14.2)%
Consumer business	118,180	91,689	28.9
Corporate	2,576	2,242	14.9

Total costs of goods sold and services provided	$177,328	$159,879	10.9

Total costs of goods sold and services provided increased by $17.4 million, or 10.9%, to $177.3 million for the year ended June 30, 2002, compared to $159.9 million for the year ended June 30, 2001.  As a percent of revenue, gross margins decreased to 45.5% for the year ended June 30, 2002 from 47.8% for the year ended June 30, 2001, primarily attributable to the higher percentage of total sales in the Company’s lower margin consumer business segment.

Costs of goods sold and services provided associated with the florist business segment decreased by $9.3 million, or 14.2%, to $56.6 million for the year ended June 30, 2002, compared to $65.9 million for the year ended June 30, 2001. This decrease was primarily attributable to decreased revenues in the florist business segment, as previously noted.  As a percent of revenue, the florist business segment’s gross margin increased to 67.0% for the year ended June 30, 2002 from 65.0% for the year ended June 30, 2001 as a result of a change in the revenue mix in the florist business segment.

Costs of goods sold and services provided associated with the consumer business segment increased by $26.5 million, or 28.9%, to $118.2 million for the year ended June 30, 2002, compared to $91.7 million for the year ended June 30, 2001. This increase was primarily attributable to increases in order volume. As a percent of revenue, the consumer business segment’s gross margin increased to 23.3% for the year ended June 30, 2002 from 22.0% for the year ended June 30, 2001, primarily as a result of operating improvements, including efficiencies in order entry processing, and increases in specialty gift orders, which typically have higher gross profit margins.

Costs of goods sold and services provided associated with corporate activities increased by $0.4 million, or 14.9%, to $2.6 million for the year ended June 30, 2002, compared to $2.2 million for the year ended June 30, 2001.   These costs are related to the development and support of the internal corporate technology platforms.  The increase is primarily due to additional hardware and software maintenance expenses in fiscal year 2002.

Advertising and selling costs

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$52,966	$54,340	(2.5)%
Consumer business	14,969	13,471	11.1

Advertising and selling costs	$67,935	$67,811	0.2

Advertising and selling costs increased by $0.1 million, or 0.2%, to $67.9 million for the year ended June 30, 2002, compared to $67.8 million for the year ended June 30, 2001.

The advertising and selling costs associated with the florist business segment decreased by $1.3 million, or 2.5%, to $53.0 million for the year ended June 30, 2002, compared to $54.3 million for the year ended June 30, 2001.  This decrease was primarily due to reduced marketing and promotion expenditures resulting from the shift from an offline marketing program focused on year-round advertising to a floral holiday-centric plan focused on Christmas, Valentine’s Day, Easter and Mother’s Day, in addition to a decrease in commissions provided to sending florists.

The advertising and selling costs associated with the consumer business segment increased by $1.5 million, or 11.1%, to $15.0 million for the year ended June 30, 2002, compared to $13.5 million for the year ended June 30, 2001. The increase was primarily due to an increase in offline advertising expenses and direct marketing expenses, partially offset by a decrease in online advertising expenses. During the second quarter of fiscal year 2002, the Company began incurring costs for yellow pages advertising related to the acquisition of certain assets of National Flora, which contributed to the increase in offline advertising expenses. The number of direct marketing programs has increased over the last year with the addition of several corporate partnerships, which has led to increased direct marketing costs.  Online advertising expenses decreased primarily due to lower annual contractual obligations.  In connection with the marketing and promotional efforts, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or FTD.COM’s toll-free telephone number, 1-800-SEND-FTD) increased by 45%, or 1,546,000 customers, to 4,985,000 customers as of June 30, 2002 from 3,439,000 customers as of June 30, 2001. This increase includes the addition of 321,000 customers in connection with the acquisition of certain assets of National Flora.

General and administrative costs

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$13,098	$15,939	(17.8)%
Consumer business	12,375	12,360	0.1
Corporate	33,872	24,716	37.0

General and administrative costs	$59,345	$53,015	11.9

General and administrative costs increased by $6.3 million, or 11.9%, to $59.3 million for the year ended June 30, 2002, compared to $53.0 million for the year ended June 30, 2001.

The general and administrative costs associated with the florist business segment decreased by $2.8 million, or 17.8%, to $13.1 million for the year ended June 30, 2002, compared to $15.9 million for the year ended June 30, 2001.  This decrease was due to a reduction in training and support related to Mercury Technology and a decrease in administrative costs related to sales of floral supplies to floral shops.

Excluding a $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site, a $1.6 million charge related to costs associated with the 2002 Merger recorded in fiscal year 2002 and a $0.5 million gain in fiscal year 2001 attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued by FTD.COM in the fourth quarter of fiscal year 2000, general and administrative costs associated with the consumer business segment increased by $0.5 million, or 4.0%, to $13.4 million for the year ended June 30, 2002, compared to $12.9 million for the year ended June 30, 2001.

Excluding compensation expense related to bonus payments of $8.7 million paid to executive officers in connection with the 2002 Merger, as discussed further in Note 2 of the Notes to Consolidated Financial Statements, severance costs of $2.2 million for certain former employees, a $1.4 million post-retirement health care benefits gain due to the termination of certain future benefits, a gain of $1.1 million attributable to a single business tax refund related to prior years’ filings and a write-down of $0.4 million for internal use software that had been used to process clearinghouse services which were all recorded in the year ended June 30, 2002, general and administrative costs associated with corporate functions increased $0.4 million, or 1.4%, to $25.1 million for the year ended June 30, 2002, compared to $24.7 million for the year ended June 30, 2001.

Interest income decreased by $0.5 million, or 29.6%, to $1.0 million for the year ended June 30, 2002, compared to $1.5 million for the year ended June 30, 2001.  The decrease was primarily due to lower average interest rates in fiscal year 2002 compared to fiscal year 2001.  Interest expense decreased by $1.9 million, or 35.7%, to $3.3 million for the year ended June 30, 2002, compared to $5.2 million for the year ended June 30, 2001.  The decrease was primarily due to lower average borrowing rates.

In September 2001, the Company and FTD entered into the 2001 Credit Agreement.  As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million in fiscal year 2002.  This expense is reflected in other expense, net in accordance with SFAS No. 145.  Other expense, net for the year ended June 30, 2001 consisted primarily of $14.5 million in expenses related to the Termination Agreement.

Income tax expense for the years ended June 30, 2002 and 2001 was $6.7 million, reflecting an effective tax rate of 39%, and $3.4 million, reflecting an effective tax rate of 51%, respectively.  The fiscal year 2002 effective tax rate reflects a $1.5 million reduction in the valuation allowance for deferred tax assets due to the expected realization of such assets through the generation of future taxable income.

The minority interest in earnings of subsidiary was an expense of $2.5 million and $1.9 million for the years ended June 30, 2002 and 2001, respectively.  The increase was a result of an increase in the consumer business segment net income. Pursuant to the 2002 Merger, FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  As such there is no minority interest liability on the consolidated balance sheet at June 30, 2002.  The minority’s interest in FTD.COM was 14.62% at June 30, 2001.

Net income increased by $6.7 million to $8.0 million for the year ended June 30, 2002, compared to net income of $1.3 million for the year ended June 30, 2001, for reasons discussed above.

Year ended June 30, 2001, compared to year ended June 30, 2000

Total revenues

	Year ended June 30,
	2001	2000	% Change
	(in thousands)
Florist business	$188,478	$177,248	6.3%
Consumer business	117,517	87,586	34.2

Total revenues	$305,995	$264,834	15.5

Total revenues increased by $41.2 million, or 15.5%, to $306.0 million for the year ended June 30, 2001, compared to $264.8 million for the year ended June 30, 2000, for the reasons discussed below.

The florist business segment revenue increased by $11.3 million, or 6.3%, to $188.5 million for the year ended June 30, 2001, compared to $177.2 million for the year ended June 30, 2000. This increase was primarily due to an increase in the monthly access fees charged to florists, revenue attributable to the Floral Selections Guide, as described in Note 1 of the Notes to the Consolidated Financial Statements, as well as an increase in equipment sales and support fees charged to Mercury equipment customers, offset in part by decreased credit card processing revenue. The Company has agreements with certain floral service providers that provide a guaranteed minimum order fee for orders processed over the Mercury Network during these periods.  Membership in FTD declined from approximately 18,000 to 14,000 members, at June 30, 2000 and 2001, respectively. The Company believes that this decline in membership was primarily attributable to the increase in monthly access fees charged to FTD florists.

The consumer business segment revenue increased by $29.9 million, or 34.2%, to $117.5 million for the year ended June 30, 2001, compared to $87.6 million for the year ended June 30, 2000.  This increase was primarily due to increases in the order volume and average order value placed by consumers through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number. Total order volume was approximately 2.0 million for the fiscal year ended June 30, 2001, representing a 29% increase over the prior fiscal year order volume of approximately 1.6 million.  The increase was primarily a result of an increase in Internet orders of 45% over the prior fiscal year, partially offset by a decrease in telephone orders.  Internet orders were 85% of total orders for the fiscal year ended June 30, 2001 compared to 76% for the fiscal year ended June 30, 2000.

Total costs of goods sold and services provided

	Year ended June 30,
	2001	2000	% Change
	(in thousands)
Florist business	$65,948	$63,498	3.9%
Consumer business	91,689	69,352	32.2
Corporate	2,242	2,219	1.0

Total costs of goods sold and services provided	$159,879	$135,069	18.4

Total cost of goods sold and services provided increased by $24.8 million, or 18.4%, to $159.9 million for the year ended June 30, 2001, compared to $135.1 million for the year ended June 30, 2000. This increase was primarily attributable to increases in sales volume in the consumer and florist business segments. As a percentage of revenue, gross margin decreased to 47.8% for the year ended June 30, 2001, from 49.0% for the year ended June 30, 2000. This decrease was primarily attributable to sales mix related to revenue increases for the consumer business segments, which has a lower gross margin than the florist business segment.

Costs of goods sold and services provided associated with the florist business segment increased by $2.4 million, or 3.9%, to $65.9 million for the year ended June 30, 2001, compared to $63.5 million for the year ended June 30, 2000. This increase was primarily due to the costs of producing the Floral Selections Guide, offset by a decrease in credit card processing costs as a result of the decrease in revenues, as well as the result of fewer unit sales of the Company’s multi-store computer systems and lower system support costs.  As a percent of revenue, gross margin increased to 65.0% for the year ended June 30, 2001, from 64.2% for the year ended June 30, 2000.

Costs of goods sold and services provided associated with the consumer business segment increased by $22.3 million, or 32.2%, to $91.7 million for the year ended June 30, 2001, compared to $69.4 million for the year ended June 30, 2000. This increase was primarily attributable to an increase in order volume. As a percent of revenue, gross margin increased to 22.0% for the year ended June 30, 2001, from 20.8% for the year ended June 30, 2000, primarily as a result of an increase in higher margin specialty gift orders and reduction in order processing costs due to a decrease in the total number of phone orders.

Costs of goods sold and services provided associated with corporate activities remained relatively constant at $2.2 million for the years ended June 30, 2001 and June 30, 2000.

Advertising and selling costs

	Year ended June 30,
	2001	2000	% Change
	(in thousands)
Florist business	$54,340	$56,644	(4.1)%
Consumer business	13,471	41,921	(67.9)

Advertising and selling costs	$67,811	$98,565	(31.2)

Advertising and selling costs decreased by $30.8 million, or 31.2%, to $67.8 million for the year ended June 30, 2001, compared to $98.6 million for the year ended June 30, 2000.

The advertising and selling costs associated with the florist business segment decreased by $2.3 million, or 4.1%, to $54.3 million for the year ended June 30, 2001, compared to $56.6 million for the year ended June 30, 2000.

The advertising and selling costs associated with the consumer business segment decreased by $28.4 million, or 67.9%, to $13.5 million for the year ended June 30, 2001, compared to $41.9 million for the year ended June 30, 2000. This decrease was primarily due to a reduction in offline marketing expense as a result of a shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention.

General and administrative costs

	Year ended June 30,
	2001	2000	% Change
	(in thousands)
Florist business	$15,939	11,412	39.7%
Consumer business	12,360	17,893	(30.9)
Corporate	24,716	25,001	(1.1)

General and administrative costs	$53,015	$54,306	(2.4)

General and administrative costs decreased by $1.3 million, or 2.4%, to $53.0 million for the year ended June 30, 2001, compared to $54.3 million for the year ended June 30, 2000.

The general and administrative costs associated with the florist business segment increased by $4.5 million, or 39.7%, to $15.9 million for the year ended June 30, 2001, compared to $11.4 million for the year ended June 30, 2000. This increase was partially due to a $1.2 million increase in the allowance for doubtful accounts from $1.9 million in fiscal year 2000 to $3.2 million in fiscal year 2001.  In addition, the increase in general and administrative costs is attributable to the installation, training and support of Mercury Technology.

Excluding a $0.5 million non-recurring gain recorded in fiscal year 2001 attributable to the settlement of a third party cancellation fee for an amount less than originally accrued and a $4.4 million non-recurring charge in fiscal year 2000 associated with the write-off of development work related to an unlaunched version of FTD.COM’s Web site, general and administrative costs associated with the consumer business segment decreased by $0.6 million, or 4.7%, to $12.9 million for the year ended June 30, 2001, compared to $13.5 million for the year ended June 30, 2000. This decrease was primarily due to a higher level of fiscal 2000 expenses associated with non-capitalizable costs related to the www.ftd.com Web site and lower per transaction costs in fiscal 2001 associated with the hosting of the Web site, partially offset by an increase in stock-based compensation expense in fiscal 2001 related to restricted stock grants made to certain employees of the Company and FTD.COM.

The general and administrative costs associated with corporate activities remained relatively consistent at $24.7 million for the year ended June 30, 2001, compared to $25.0 million for the year ended June 30, 2000.

Interest income decreased by $0.4 million, or 22.6%, to $1.5 million for the year ended June 30, 2001, compared to $1.9 million for the year ended June 30, 2000.  The decrease was primarily due to lower average short-term investments in fiscal year 2001 compared to fiscal year 2000.  Interest expense decreased by $0.5 million, or 8.5%, to $5.2 million for the year ended June 30, 2001, compared to $5.7 million for the year ended June 30, 2000.  The decrease was primarily attributable to a lower borrowing rate during fiscal year 2001.

Other expense for the year ended June 30, 2001 consisted primarily of $14.5 million in expenses related to the Termination Agreement.

The provision for income taxes and the effective tax rates for the years ended June 30, 2001 and 2000, were an expense of $3.4 million and a rate of 51% and a benefit of $7.6 million and a rate of 28%, respectively. The change in effective tax rates was primarily due to the effect of non-deductible goodwill amortization and a change in the valuation allowance in 2000, which increases the Company’s effective tax rate when operating in a pre-tax profit position and reduces its tax benefit rate when operating in a pre-tax loss position.

The minority interest in earnings of subsidiary was an expense of $1.9 million for the year ended June 30, 2001, compared to a benefit of $4.4 million for the year ended June 30, 2000 and fluctuated primarily as a result of an increase in the consumer business segment net income. The minority’s interest in FTD.COM was 14.62% and 13.49% at June 30, 2001 and 2000, respectively.

Net income increased by $16.4 million to $1.3 million for the year ended June 30, 2001, compared to a net loss of $15.1 million for the year ended June 30, 2000, for the reasons discussed above.

Quarterly Financial Information (Unaudited) (In Thousands, Except Per Share Data)

	First	Second	Third	Fourth	Fiscal
Fiscal Year 2002	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)	Year

Total revenues	$60,903	$76,325	$92,301	$95,737	$325,266
Gross profit	31,177	35,340	40,306	41,115	147,938
Income (loss) from operations	8,784	5,521	7,193	(840)	20,658
Net income (loss)	4,109	2,178	3,213	(1,485)	8,015

Basic income (loss) per share	$0.28	$0.15	$0.22	$(0.10)	$0.55
Diluted income (loss) per share	$0.28	$0.15	$0.22	$(0.10)	$0.54

	First	Second	Third	Fourth	Fiscal
Fiscal Year 2001	Quarter	Quarter(5)	Quarter	Quarter(6)	Year

Total revenues	$63,836	$76,400	$84,115	$81,644	$305,995
Gross profit	32,090	37,700	38,000	38,326	146,116
Income from operations	2,974	5,498	6,399	10,419	25,290
Net income (loss)	928	1,823	3,079	(4,509)	1,321

Basic income (loss) per share	$0.06	$0.13	$0.21	$(0.31)	$0.09
Diluted income (loss) per share	$0.06	$0.12	$0.21	$(0.31)	$0.09

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal year 2001 does not equal the total computed for the year.

(1)          In the first quarter of fiscal year 2002, the Company and FTD entered into the 2001 Credit Agreement.  As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million. This expense is reflected in other expense, in accordance with SFAS No. 145.  Additionally, during the first quarter of fiscal year 2002, the Company recorded a gain of $2.6 million attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site as a component of selling, general and administrative expenses.

(2)          During the second quarter of fiscal year 2002, the Company recorded the following as a component of selling, general and administrative expenses:

•                  Severance costs of $0.5 million for certain former employees.

•                  A $1.4 million gain attributable to the termination of certain future post-retirement health care benefits. The Company provides certain post-retirement health care benefits to qualifying retirees under the terms of its qualified retirement plan. This termination of benefits caused a decrease in the Company’s post-retirement health care obligation attributed to prior services rendered.

•                  An impairment loss for internal use software in the amount of $0.4 million that had been used to process clearinghouse and related transactions for member services.

(3)          During the third quarter of fiscal year 2002, the Company recorded merger expenses of $1.0 million incurred by FTD.COM related to the 2002 Merger as a component of selling, general and administrative expenses.

(4)          During the fourth quarter of fiscal year 2002, the Company recorded the following as a component of selling, general and administrative expenses:

•                  Compensation expense of $8.7 million related to bonus payments paid to executive officers in connection with the 2002 Merger.

•                  Severance costs of $1.7 million for certain former employees.

•                  Merger expenses of $0.6 million incurred by FTD.COM related to the 2002 Merger.

•                  A gain of $1.1 million attributable to a single business tax refund related to prior years’ filings.

(5)          In the second quarter of fiscal year 2001, the Company recorded a $0.5 million gain, reflected in selling, general and administrative expenses, attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal year 2000 by FTD.COM.

(6)          In the fourth quarter of fiscal year 2001, FTD recorded a termination charge of $14.5 million, reflected in other expense, related to the dissolution of a contractual relationship between FTD and a member-owned trade association pursuant to the Termination Agreement.

Liquidity and Capital Resources

Cash and cash equivalents increased by $5.5 million to $36.4 million at June 30, 2002 from $30.9 million at June 30, 2001. Cash provided by operating activities was $22.3 million for the year ended June 30, 2002 compared to cash provided by operating activities of $12.5 million for the year ended June 30, 2001. The increase in cash provided by operating activities is primarily attributable to the increase in net income in fiscal year 2002 compared to fiscal year 2001.

Cash used in investing activities was $12.7 million for the year ended June 30, 2002 compared to cash used in investing activities of $5.9 million for the year ended June 30, 2001. The increase in cash used is primarily due to FTD.COM’s purchase of certain assets of National Flora for $9.1 million. Expenditures for depreciable fixed assets such as furniture and equipment were $1.7 million for the year ended June 30, 2002 compared to $1.3 million for the year ended June 30, 2001. Expenditures for amortizable intangibles such as costs related to the development and implementation of internal use software and other information technology costs were $2.8 million for the year ended June 30, 2002 compared to $2.7 million for the year ended June 30, 2001.

Cash used in financing activities was $4.0 million for the year ended June 30, 2002 and was primarily attributable to $30.0 million of long-term debt repayments, offset in part by $22.1 million of net proceeds from the revolving credit facility.  During fiscal year 2002, an increase in book overdrafts, which were related to checks issued but not presented to banks, as discussed in Note 1 of the Notes to Consolidated Financial Statements, also provided cash flow of $3.5 million and the Company received $2.2 million related to stock option exercises. Net cash provided by financing activities was $3.5 million for the year ended June 30, 2001, primarily attributable to an increase in book overdrafts of $3.5 million and $8.8 million of net proceeds from the Company’s revolving credit borrowings offset by $8.9 million of long-term debt repayments.

On September 27, 2001, the Company and FTD entered into the 2001 Credit Agreement. Borrowings under the 2001 Credit Agreement are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate (“LIBOR”).  As a result of entering into the 2001 Credit Agreement, $0.6 million of unamortized deferred financing costs associated with the previous credit facility were expensed in the year ended June 30, 2002.  This expense is reflected in other (income) expense in the accompanying consolidated statements of operations and comprehensive income for the year ended June 30, 2002, in accordance with SFAS No. 145.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2001 Credit Agreement. The 2001 Credit Agreement originally provided a maximum availability of $80 million. Borrowings under the 2001 Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. At June 30, 2002, the Company had $47.0 million outstanding under the revolving credit facility and $2.2 million outstanding under various letters of credit.  The amount available under the revolving credit facility was reduced to $75 million at June 30, 2002, and will be reduced to $65 million at June 30, 2003 and $55 million at June 30, 2004, and will mature on December 31, 2004.  The 2001 Credit Agreement includes covenants which, among other things, require that FTD maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.75 to 1.0 until March 31, 2003 and 2.50 to 1.0 at all times thereafter and a fixed charge coverage ratio of not less than 1.75 to 1.0.  In addition, FTD is required to maintain a minimum level of consolidated net worth of $24.0 million plus 50% of net income for each fiscal quarter plus 100% of the net cash proceeds received from certain issuances of equity securities.  At June 30, 2002, the Company was in compliance with the covenants contained in the 2001 Credit Agreement, except the total funded debt to EBITDA ratio, for which the Company received a waiver from the participating banks.

On March 12, 2002, the Company entered into an amendment and waiver related to the 2001 Credit Agreement in order to allow for the 2002 Merger and related transactions. In the amendment, the Company agreed to pledge all of FTD.COM’s stock upon the consummation of the 2002 Merger. See Note 2 of the Notes to the Consolidated Financial Statements for discussion of the 2002 Merger.

The Company is in the process of seeking an amendment to the 2001 Credit Agreement to reflect the change in the corporate structure resulting from the 2002 Merger.

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases in interest rates on floating rate debt.  The interest rate caps had a notional amount of $20.0 million at a cap rate of 5.0% at June 30, 2002 and are effective through December 31, 2003. The financing party agrees to pay the Company a variable rate (LIBOR) on the notional amount if the rate on the floating rate debt exceeds the cap rate. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying Consolidated Balance Sheet and is being amortized to interest expense over its term. The carrying value of $22,500 approximates fair value and, therefore, no fair value adjustment was recorded in fiscal year 2002.  The interest rate cap cost was $0.1 million, which is being amortized using the straight-line method through December 31, 2003.

In addition to its debt service obligations, the Company’s other liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2001 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs, potential acquisitions and to make interest and principal payments as they become due under the terms of the 2001 Credit Agreement.

The Termination Agreement entered into by and between FTD and the Association contains limited two-year non-compete provisions and terminates Association Agreements, which were entered into in connection with the Acquisition between the Association and FTD. Pursuant to the Association Agreements, among other things: (i) existing and future members of the Association had the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members of the Association in good standing were provided access to FTD’s Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company paid the Association an amount equal to a percentage of the value of every floral order cleared through FTD’s Clearinghouse; and (iv) the Operating Company and the Association were able to designate up to 20% but not fewer than two individuals to be elected to the other’s board of directors.  As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million which was paid July 1, 2002.  The funds used to pay the $1.4 million on July 1, 2002 were placed in escrow, and as such are reflected as restricted cash on the Company’s Consolidated Balance Sheet as of June 30, 2002 and 2001. In fiscal year 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following tables reflect a summary of the Company’s contractual cash obligations and other commercial commitments at June 30, 2002 (in thousands):

Payments Due by Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt(1)	$47,000	$—	$47,000	$—	$—
Internet distribution agreements	1,069	1,069	—	—	—
Payment to Association	1,400	1,400
Operating leases	2,164	961	625	354	224
Total contractual cash obligations	$51,633	$3,430	$47,625	$354	$224

(1) Under the 2001 Credit Agreement, the maturity of outstanding debt could be accelerated if FTD does not maintain certain financial and operating covenants.  At June 30, 2002, the Company was in compliance with the covenants contained in the 2001 Credit Agreement, except the total funded debt to EBITDA ratio, for which the Company received a waiver from the participating banks.

The revolving credit commitments under the 2001 Credit Agreement, which were originally $80 million, were reduced to $75 million at June 30, 2002, and will be reduced to $65 million at June 30, 2003 and to $55 million at June 30, 2004. The 2001 Credit Agreement expires on December 31, 2004.

In addition to the cash obligations above, the Company has a Management Consulting Services Agreement with parties related to Perry Acquisition Partners, Bain Capital Investors LLC and Fleet Growth Resources III, Inc. (the “Management Consulting Services Agreement”). Annual required payments under this agreement amount to $2.0 million plus reimbursement of reasonable out-of-pocket expenses continuing through July 1, 2005.

		Expiration Per Period
	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letters of credit	$2,174	$2,174	$—	$—	$—

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

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, distribution agreements, accounts receivable, inventory, long-lived assets and the valuation of deferred income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Revenues generated by the florist business segment of the Company for processing floral and gift orders through the clearinghouse are recorded in the month the orders are filled. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of florist shop supplies are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued. Revenue for FTD Florists On-line Web site hosting is recognized ratably over the one-year life of the agreement. Cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

In addition, the Company also sells computer equipment and software to member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold.  For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time of occurrence.

The Company’s consumer business segment, consisting of FTD.COM, recognizes 100% of the order value as revenue and recognizes the associated costs of good sold and services provided when the order is fulfilled.  FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things.  If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and gift orders were to change in the future, FTD.COM’s reporting policy related to revenue recognition and costs of goods sold and services provided could change.

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party sites beyond a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on a per order amount taking into consideration the most likely number of orders to be taken under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders taken is impacted by a variety of features, including but not limited to the volume of traffic experienced, existence of other advertisements and advertisement placements on the third party’s site.  Many of these features are outside of FTD.COM’s control.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

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

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value. The Company’s management regularly reviews inventory quantities and records a provision for excess and obsolete inventory based primarily on the age of inventory and forecasts of product demand by aging category. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company’s management makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

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

When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would use an estimate of undiscounted future cash flows to measure whether the asset is recoverable over its estimated useful life. If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the issuance of SFAS No. 142.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made.  The Company has determined that it is more likely than not that its deferred tax assets will be realized.  As such, the valuation allowance of $2.5 million was reversed in fiscal year 2002.  The recognition of $1.0 million of the related tax benefit was applied to goodwill, as it was generated from the Acquisition.  The remaining $1.5 million was recorded as a benefit in the provision for income taxes in fiscal year 2002.

Recently Issued Accounting Pronouncements

In 2001, EITF Issue No. 01-9 was issued.  During the third quarter of fiscal year 2002, the Company adopted the requirements of EITF Issue No. 01-9.  In accordance with the requirements of EITF Issue No. 01-9, the Company has reclassified certain advertising and selling expenses to contra-revenue that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company.  In addition, in accordance with the requirements of EITF 01-9, the Company has reclassified advertising and selling expenses to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order.

In July 2001, SFAS No. 141, Business Combinations was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The Company’s management has adopted SFAS No. 141, which has had no material impact on the Company’s consolidated financial statements.

In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company adopted SFAS No. 142 as of July 1, 2002.  The Company’s management does not believe that the adoption of SFAS No. 142 will have a material effect on its consolidated financial statements.

In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that statement.  SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS No. 144 as of July 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements.

In April 2002, SFAS No. 145 was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The Company has elected to adopt SFAS No. 145 during the year ended June 30, 2002. Accordingly, the loss on extinguishment of debt in the amount of $0.6 million relating to the retirement of the 1997 Credit Agreement during the first quarter of fiscal year 2002 has been reflected as a component of other (income) expense in the Company’s consolidated financial statements.

In July 2002, SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity, which supercedes EITF Issue No. 94–3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), was issued.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at fair value.  Incurred is defined as when an event obligates the entity to transfer or use assets.  The recognition of termination benefits to employees will depend on whether additional service is required of the employee.  If the employee must continue to provide service for a period of at least a minimum of sixty days in order to be eligible for the benefits (called a “minimum retention period”), the fair value of the benefits should be accrued over the time the employee renders the service.  If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits should be recognized at the time the company communicates the arrangement to the employees.  The Company will adopt SFAS No. 146 on January 1, 2003. The Company does not believe that the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

Related Party Transactions

The Company incurred expenses of $2.0 million, $2.1 million and $2.0 million for the years ended June 30, 2002, 2001 and 2000, respectively, related to the payment for management, financial and other corporate advisory services and related expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc. The Management Consulting Services Agreement requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through July 1, 2005.

At June 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.3 million with terms of four years, with principal due at maturity in 2005, including accrued interest ranging from 6.5% to 8.5% per annum. At June 30, 2001, the Company had loans receivable from various officers of the Company of $2.5 million, with terms of four years and with principal due at maturity in 2003, 2004 and 2005, including accrued interest ranging from 6.5% to 8.5% per annum.

A financial advisor received warrants for 750,000 shares of Class B Convertible Common Stock in partial payment for its services related to the original acquisition of the Old Association. Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of Class B Convertible Common Stock. The Company disputed the financial advisor’s claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Convertible Common Stock. As a result of this settlement the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

Forward–Looking Information

This annual report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, including statements regarding anticipated revenue growth and increased profitability, forecasts for increases in revenues and diluted earnings per share and opportunities within both the consumer and florist business segments, that are based on the Company’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of the following: the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company’s marketing campaigns; the Company’s ability to retain customers and increase average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites, including the FTD.COM Web site; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and pending or threatened litigation.  Additional risks, uncertainties and other factors are described in the Company’s Registration Statement on Form S-4, as amended (File No. 333-84736), under the caption “Risk Factors.”  The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect events or circumstances after the date of this document that may bear upon the forward-looking statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, whereas the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate. During the fiscal year ended June 30, 2002, the variable interest rate did not exceed the 5.0% cap rate. Accordingly, the Company did not receive any payments under these agreements during the fiscal year ended June 30, 2002.

At June 30, 2002, $47.0 million of debt was outstanding under the 2001 Credit Agreement. A portion of the Company’s outstanding debt, which totaled $27.0 million at June 30, 2002, is not covered by interest rate cap agreements. An adverse change in interest rates would cause an increase in the amount of interest paid. If the Company’s borrowings were to remain outstanding for the remaining term of the 2001 Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $470,000 in the amount of annualized interest paid and annualized interest expense recognized in the Company’s consolidated financial statements. When the variable interest rate exceeds the 5.0% cap, a 100 basis point increase on the portion of the debt not covered by the interest rate cap would result in a $270,000 increase in annualized interest paid and annualized interest expense recognized in the Company’s consolidated financial statements.

The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the other comprehensive loss caption on the consolidated statements of operations and comprehensive income and were not material for the years ended June 30, 2002, 2001 and 2000. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the Company’s consolidated financial statements. Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required by this item are set forth on pages F-1 through F–28 of this Form 10–K and the related schedule is set forth on page F-30 of this Form 10–K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company will be set forth under the caption “Election of Directors” in the Proxy Statement related to the Company’s 2002 annual meeting of stockholders and is incorporated herein by reference.  Information regarding executive officers of the Company will be set forth under the caption "Executive Officers of FTD, Inc." in the Proxy Statement and is incorporated herein by reference.  Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and, except for the information under the captions “Executive Compensation—Compensation Committee Report on Executive Compensation” and “Stockholder Return Comparison,” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding any disclosable relationships and related transactions will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

(1) & (2) The consolidated financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

(3) See accompanying Index to Exhibits.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 2002.

(c) Executive Compensation Plans and Arrangements

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTD, Inc.

By:	/s/ ROBERT L. NORTON
Name: Robert L. Norton
Title: Chairman of the Board of Directors, President and Chief Executive Officer
Date: September 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. NORTON	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 12, 2002
Robert L. Norton

*	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	September 12, 2002
Carrie A. Wolfe

*	Director	September 12, 2002
Christopher J.D. Ainsley

*	Director	September 12, 2002
Habib Y. Gorgi

*	Director	September 12, 2002
Stephen G. Kasnet

*	Director	September 12, 2002
Steve G. Pagliuca

*	Director	September 12, 2002
Richard C. Perry

* By:	/s/ ROBERT L. NORTON
Robert L. Norton
Attorney-in-Fact
September 12, 2002

CERTIFICATIONS

I, Robert L. Norton, certify that:

1.               I have reviewed this annual report on Form 10-K of FTD, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 12, 2002

/s/ ROBERT L. NORTON
Robert L. Norton
Chairman of the Board of Directors, President and Chief Executive Officer

I, Carrie A. Wolfe, certify that:

1.               I have reviewed this annual report on Form 10-K of FTD, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 12, 2002

/s/ CARRIE A. WOLFE
Carrie A. Wolfe
Chief Financial Officer and Treasurer

Independent Auditors’ Report

The Board of Directors and Stockholders

FTD, Inc.:

We have audited the accompanying consolidated balance sheets of FTD, Inc. and subsidiaries at June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTD, Inc. and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois

July 29, 2002

FTD, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and 2001
(In thousands, except share amounts)

ASSETS	2002	2001
Current Assets:
Cash and cash equivalents	$36,410	$30,890
Restricted cash	1,400	1,400
Accounts receivable, less allowance for doubtful accounts of $6,093 at June 30, 2002 and $4,984 at June 30, 2001	26,203	23,251
Inventories, net	9,741	12,469
Deferred income taxes	5,026	3,556
Prepaid expenses and other	4,343	2,851
Total current assets	83,123	74,417

Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,968	8,883
Mercury consoles	8,275	8,331
Furniture and equipment	23,675	23,435
Total	42,518	42,249
Less accumulated depreciation	28,058	26,592
Property and equipment, net	14,460	15,657

Other assets:
Deferred income taxes	—	5,942
Other noncurrent assets	10,760	13,301
Goodwill and other intangibles, less accumulated amortization of $22,113 at June 30, 2002 and $19,350 at June 30, 2001	123,558	66,034
Total other assets	134,318	85,277
Total assets	$231,901	$175,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$11,469	$8,013
Accounts payable	30,489	32,974
Customer deposits	8,438	9,430
Unearned income	954	1,356
Other accrued liabilities	12,090	8,908
Total current liabilities	63,440	60,681

Long-term debt	47,000	54,875
Post-retirement benefits and accrued pension obligations, less current portion	4,880	5,957
Deferred income taxes	2,364	—

Minority interest in subsidiary	—	2,699

Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 30,000,000 shares authorized; 14,629,316 and 12,598,227 shares issued at June 30, 2002 and 2001, respectively	146	126
Class B Convertible, $0.0005 par value, 3,000,000 shares authorized; 3,000,000 shares issued at June 30, 2002 and 2001, respectively	2	2
Paid-in capital	148,708	93,856
Accumulated deficit	(16,375)	(24,390)
Accumulated other comprehensive loss	(849)	(564)
Unamortized restricted stock	(1,639)	(3,778)
Treasury stock at cost, 260,407 and 220,839 shares of Class A, respectively, and 801,250 shares of Class B convertible as of June 30, 2002 and 2001	(15,776)	(14,113)
Total stockholders’ equity	114,217	51,139
Total liabilities and stockholders’ equity	$231,901	$175,351

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended June 30, 2002, 2001 and 2000
(In thousands, except per share amounts)

	2002	2001	2000
Revenues:
Products	$202,158	$177,364	$143,122
Services	123,108	128,631	121,712
Total revenues	325,266	305,995	264,834

Costs of Goods Sold and Services Provided:
Products	156,872	137,434	110,074
Services	20,456	22,445	24,995
Total costs of goods sold and services provided	177,328	159,879	135,069

Gross profit:
Products	45,286	39,930	33,048
Services	102,652	106,186	96,717
Total gross profit	147,938	146,116	129,765

Operating Expenses:
Advertising and selling	67,935	67,811	98,565
General and administrative	59,345	53,015	54,306
Total operating expenses	127,280	120,826	152,871

Income (loss) from operations	20,658	25,290	(23,106)

Other Income and Expenses:
Interest income	(1,038)	(1,474)	(1,905)
Interest expense	3,342	5,195	5,677
Foreign exchange loss	616	433	235
Other (income) expense	480	14,506	(1)

Total other income and expenses	3,400	18,660	4,006

Income (loss) before income tax and minority interest	17,258	6,630	(27,112)

Income tax expense (benefit)	6,718	3,401	(7,586)

Minority interest	2,525	1,908	(4,389)

Net income (loss)	$8,015	$1,321	$(15,137)

Other Comprehensive Loss:
Foreign currency translation adjustments	$(48)	$(29)	$(10)
Minimum pension liability adjustment, net of income taxes of $145 and $252 for the years ended June 30, 2002 and 2001, respectively	(237)	(429)	—

Comprehensive income (loss)	$7,730	$863	$(15,147)

Net Income (Loss) Per Common Share — basic:	$0.55	$0.09	$(0.99)
Net Income (Loss) Per Common Share — diluted:	$0.54	$0.09	$(0.99)

Weighted Average Common Shares Outstanding:
Basic	14,530	14,655	15,328
Diluted	14,747	14,903	15,328

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2002, 2001 and 2000
(In thousands)

	Class A common stock		Class B common stock		Paid-in	Accumulated	Accumulated other comprehensive	Unamorttized restricted	Treasury Stock		Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Shares	Amount	equity

Balance at June 30, 1999	12,593	$123	3,000	$2	$37,170	$(10,648)	$(96)	$(913)	264	$(1,860)	$23,778
Net loss						(15,137)					(15,137)
Foreign currency translation adjustment							(10)				(10)

Deferred compensation expense								443			443
Issuance of subsidiary stock (See note 18)					44,218						44,218
Dividends on Series A preferred stock of subsidiary						74					74
Issuance of restricted stock								(5,432)			(5,432)
Repurchase of common stock into treasury									8	(85)	(85)
Balance at June 30, 2000	12,593	123	3,000	2	81,388	(25,711)	(106)	(5,902)	272	(1,945)	47,849

Net income						1,321					1,321
Foreign currency translation adjustment							(29)				(29)
Deferred compensation expense								2,023			2,023
Adjustment made to Class A shares	5	3			(3)						—
Tax benefit of restricted stock vesting					799						799
Minimum pension liability adjustment							(429)				(429)
Settlement of lawsuit					11,630				750	(12,000)	(370)
Cancellation of restricted stock								101			101
Issuance of stock previously held in treasury					42				(13)	33	75
Repurchase of common stock into treasury									13	(201)	(201)
Balance at June 30, 2001	12,598	126	3,000	2	93,856	(24,390)	(564)	(3,778)	1,022	(14,113)	51,139

Net income						8,015					8,015
Foreign currency translation adjustment							(48)				(48)

Deferred compensation expense								2,070			2,070
Gain on vesting of subsidiary stock					(435)						(435)
Reduction of tax benefit related to restricted stock vesting					(290)						(290)
Minimum pension liability adjustment							(237)				(237)
Issuance of stock related to merger (see Note 2)	2,044	20			55,336						55,356
Remeasurement of options and restricted stock at merger date					613			(613)			—
Forfeiture of restricted stock	(13)	—			(682)			682			—
Repurchase of treasury stock of subsidiary					(725)						(725)
Issuance of stock previously held in treasury					1,035				(192)	1,139	2,174
Repurchase of common stock into treasury									232	(2,802)	(2,802)
Balance at June 30, 2002	14,629	$146	3,000	$2	$148,708	$(16,375)	$(849)	$(1,639)	1,062	$(15,776)	$114,217

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$8,015	$1,321	$(15,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,421	9,487	8,628
Amortization and write off of deferred financing costs and original issue discount	881	281	280
Impairment loss	526	—	—
Deferred compensation expense	2,070	2,064	443
Gain on vesting of subsidiary stock	(435)	—	—
Non-cash settlement of liabilities	(807)	(524)	—
Web site development charge	—	—	4,403
Post-retirement settlement gain	(1,395)	—	—
Provision for doubtful accounts	4,048	3,134	1,931
Deferred income taxes	6,718	3,401	(7,586)
Minority interest in gain (loss) of subsidiary	2,525	1,908	(4,389)
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	—	(1,400)	—
Accounts receivable	(6,964)	(3,492)	(2,010)
Inventories	1,071	1,732	(560)
Prepaid expenses and other	768	(691)	866
Other noncurrent assets	187	297	1,462
Accounts payable	(3,110)	(3,726)	3,956
Other accrued liabilities, unearned income, and customer deposits	(1,191)	(1,306)	(1,067)

Net cash provided by (used in) operating activities	22,328	12,486	(8,780)

Cash flows from investing activities:
Purchase of certain assets of National Flora, Inc.	(9,060)	—	—
Merger related expenditures	(1,062)	—	—
Capital expenditures	(4,453)	(3,952)	(15,655)
Decrease (increase) in officer notes receivable	1,834	(1,928)	(149)

Net cash used in investing activities	(12,741)	(5,880)	(15,804)

Cash flows from financing activities:
Proceeds from revolving credit facility, net of repayments	22,125	8,875	11,700
Repayments of long-term debt	(30,000)	(8,750)	(8,750)
Deferred financing costs	(802)	—	—
Purchase of interest rate cap	(120)	—	—
Book overdrafts	3,456	3,531	4,482
Issuance of common stock	2,174	33	—
Issuance of subsidiary common stock	—	—	35,604
Repurchase of common stock	(852)	(201)	(85)

Net cash provided by (used in) financing activities	(4,019)	3,488	42,951

Effect of foreign exchange rate changes on cash	(48)	(29)	(10)

Net increase in cash and cash equivalents	5,520	10,065	18,357

Cash and cash equivalents at beginning of period	30,890	20,825	2,468

Cash and cash equivalents at end of period	$36,410	$30,890	$20,825

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$3,050	$4,989	$4,958
Income taxes	$236	$259	$119

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of the Business

FTD, Inc., formerly known as IOS Brands Corporation, (the “Registrant” or the “Company”) is a Delaware corporation that was formed in 1994. As used in the Notes to the Consolidated Financial Statements, the terms the “Registrant” or the “Company” refer to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”). The operations of FTD, the Company’s principal operating subsidiary, include those of its indirect wholly-owned subsidiaries FTD.COM INC. (“FTD.COM”), Renaissance Greeting Cards, Inc. (“Renaissance”) and FTD Canada, Inc. Substantially all the Company’s operations are conducted through FTD and its subsidiaries.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including its primary operating subsidiary FTD.  The accounts of FTD include its wholly-owned subsidiaries, Renaissance, FTD Canada, Inc. and FTD.COM.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

Financial instruments consist primarily of accounts receivable, accounts payable, customer deposits, unearned income, other accrued liabilities and long-term debt. At June 30, 2002, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates their carrying amount. The fair value of long-term debt is disclosed in Note 5.

Book Overdrafts

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as “book overdrafts” in the accompanying Consolidated Balance Sheets.

Inventories

Inventory consists of finished goods and is stated at the lower of cost or market value.  Cost is determined using the weighted average method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are ten to 31.5 years for building and improvements, five years for Mercury computer equipment and software and five to ten years for furniture and equipment.

Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as a component of non-operating income or expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. Maintenance and repairs are charged to expense as incurred. Expenditures that improve or extend the life of existing property and equipment are capitalized.

Software to be Sold, Leased, or Marketed

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  SFAS No. 86 requires that all costs relating to the purchase or internal development and production of a computer software product to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established.  The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86.

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) Consensus No. 00-02, Accounting for Web Site Development Costs.  Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred.  Costs incurred during the application development stage are capitalized.  These costs are amortized using the straight-line method over a period of three to seven years.

Intangibles

In July 2001, SFAS No. 141, Business Combinations was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The Company’s management has adopted SFAS No. 141, which has had no material impact on its consolidated financial statements.

In July 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company adopted SFAS No. 142 as of July 1, 2002.  The Company’s management does not believe that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

Goodwill associated with purchases prior to June 30, 2001 is stated at cost and is amortized using the straight-line method over 30 years.  Goodwill and trademarks acquired in purchase business combinations completed after June 30, 2001, in accordance with SFAS No. 142, are not amortized.  Other intangibles consist of acquired software and are being amortized over 5 years, using the straight-line method.

The Company periodically evaluates whether events and circumstances that have occurred indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that goodwill and other intangibles should have been evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles are recoverable, and over what period.  If estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

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

Foreign Currency Translation

In accordance with SFAS No. 52, Foreign Currency Translation, balance sheet accounts of the Company’s foreign operations are translated from Canadian currency into U.S. dollars at the year-end rate of exchange. Translation gains or losses related to net assets located outside the United States are included in stockholders’ equity. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the year. Gains and losses resulting from foreign currency transactions are included in net income (loss).

Earnings per Share

The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share.  Under the provisions of SFAS No. 128, the computation of basic and diluted net income (loss) per share for the fiscal years ended June 30, 2002, 2001 and 2000 is as follows:

	Year ended June 30,
	2002	2001	2000

Net income (loss) available to common shareholders	$8,015	$1,321	$(15,137)

Weighted average basic shares of common stock outstanding	14,530	14,655	15,328

Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	154	90	—
Options to purchase shares of Class A Common Stock outstanding	63	158	—
Weighted average diluted shares of common stock outstanding	14,747	14,903	15,328

Basic net income (loss) per share of Common Stock	$0.55	$0.09	$(0.99)
Diluted net income (loss) per share of Common Stock	$0.54	$0.09	$(0.99)

Shares associated with stock options that were not included in the computation of earnings per share because their effect was anti-dilutive consisted of 88,400 shares, 47,000 shares and 355,000 shares at June 30, 2002, 2001 and 2000, respectively.

Revenues

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

Florist business.  The florist business segment includes revenue associated with the services and products provided to member florists, primarily comprised of services and products as described below.

Clearinghouse services. Clearinghouse services primarily consist of the provision of billing and collection services to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled.  Revenue is also generated from the monthly access fee charged to member florists and credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Publications products and services.  Publications products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized in the periods in which the publications are issued.  Additionally, the Company provides services related to the set up and maintenance of florists’ Web sites for FTD Florists’ Online hosted through FTD.COM’s www.ftd.com Web site pursuant to a Web site hosting agreement with FTD.COM.  Revenue for FTD Florists On-line Web site hosting is recognized ratably over the one-year life of the agreement.

Mercury network services.  The Company’s Mercury Network is a proprietary telecommunications network linking together the Company and approximately 50% of the Company’s member florists.  Florists who are linked by the Mercury Network are able to transmit orders cleared through the Company or through competing clearinghouses and to send each other messages based on a per order or per message fee.  Revenues for the services related to the processing of orders (including transmission charges) are recorded in the period the service is provided.

Mercury computer equipment products and services.  Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides a variety of options as it offers access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold.  For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time of occurrence.

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions. By capitalizing on the Company’s sourcing expertise and volume purchases, the Company is able to provide florists with a broad selection of products at competitive prices.   Sales of florist shop supplies are recorded when the products are shipped.

Consumer business.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  FTD.COM charges the customer a service fee of $8.99 for floral orders placed through its Web site and $9.99 for floral orders placed through the toll-free telephone number, 1–800–SEND–FTD, prior to any promotional discounts.

Orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  FTD.COM charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

Order revenue and service fees are reported net of discounts.  FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Revenues from the Sale of the Floral Selections Guide

As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership. The Company recognizes revenue related to the Floral Selections Guide when it is purchased by the florist. The purchase of such Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing. There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases. Revenue from sales of the Floral Selections Guide during fiscal years 2002, 2001 and 2000, was $0.3 million, $3.9 million and $0.1 million, respectively.

Consideration Given to Customers

During the third quarter of fiscal year 2002, the Company adopted the requirements of EITF Issue No. 01-9.  In accordance with the requirements of EITF Issue No. 01-9, the Company has reclassified certain advertising and selling expenses to contra-revenue that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company. The financial data for all periods presented has been reclassified to conform with EITF Issue No. 01-9.  The amounts related to the cash rebates for fiscal years 2002, 2001 and 2000 were $2.3 million, $2.3 million and $2.9 million, respectively.

Also, in accordance with the requirements of EITF Issue No. 01-9, the Company has reclassified advertising and selling expenses related to its consumer business segment to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order. The amounts related to the granting of mileage and reward points for fiscal years 2002, 2001 and 2000 were $3.3 million, $1.7 million and $1.0 million, respectively.

Advertising and Sales Promotion Costs

The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs, including costs associated with affinity programs in the consumer business segment, are charged to expense when incurred.

In the years ended June 30, 2002, 2001 and 2000, advertising and sales promotion expense was $52.8 million, $51.6 million, and $81.6 million, respectively.

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value method prescribed by APB Opinion No. 25.

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

Reclassifications

Certain amounts in the Company’s fiscal years 2001 and 2000 financial statements have been reclassified to conform to the current year presentation. Composition of the Company’s reportable segments for fiscal years 2001 and 2000 have been reclassified to conform to the current year presentation.

(2) 2002 Merger Agreement

Effective June 28, 2002, the Company, FTD and FTD.COM completed a merger transaction (the “2002 Merger”) pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  Prior to the 2002 Merger, the financial statements of FTD.COM were fully consolidated in the Company’s consolidated financial statements.  The purpose and reasons for the 2002 Merger include, along with other factors, the following:

•                  the ability of the Company to more easily access the public markets to raise additional debt or equity,

•                  the ability of the Company to attract a larger investor base due to the Company’s anticipated greater market float after the 2002 Merger as compared to FTD.COM,

•                  the ability of the Company and FTD.COM to more effectively pursue future acquisitions,

•                  the ability of the Company and FTD.COM to more efficiently allocate resources within the organization, and

•                  the ability of FTD.COM stockholders to diversify their investment in FTD.COM and participate in the future growth and earnings, if any, of all of the FTD businesses owned by the Company.

The Company accounted for the 2002 Merger using the purchase method of accounting. As a result, in accordance with SFAS No. 141, the Company allocated the aggregate purchase price of $58.2 million to the estimated fair values of assets acquired and liabilities assumed as follows (in thousands):

Goodwill	$50,650
Other intangible assets (amortized over 5 years)	3,293
Other assets (amortized over 3 years)	491
Minority interest at June 28, 2002	5,285
Deferred income taxes	(1,476)
$58,243

The goodwill recorded as part of the 2002 Merger is attributable to the consumer business segment and is not deductible for tax purposes.  The unaudited consolidated condensed pro forma results of operations data for the years ended June 30, 2002 and 2001 as if the 2002 Merger had occurred on July 1, 2000 appear below (in thousands, except per share information):

	June 30, 2002	June 30, 2001
	(unaudited)	(unaudited)
Total revenues	$325,266	$305,995
Income from operations	$17,433	$22,065
Net income	$8,573	$1,262

Net income per common share — basic:	$0.59	$0.08
Net income per common share — diluted:	$0.58	$0.07

Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), for each share of FTD.COM common stock owned at the time of the 2002 Merger.  As such, 7,863,161 shares of FTD.COM common stock, including outstanding restricted shares, were converted to 2,044,421 shares of Class A Common Stock.  Additionally, 220,000 options to purchase shares of FTD.COM common stock were converted into 57,200 options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.

In connection with the 2002 Merger, the controlling stockholders of the Company entered into a governance agreement with the Company that requires the Company to nominate designated representatives of the controlling stockholders to the Company’s Board of Directors (the “Board”) for so long as the controlling stockholders continue to own certain specified percentages of the Class A Common Stock and the Company’s Class B convertible common stock, par value $0.0005 per share (“Class B Convertible Common Stock”, and together with Class A Common Stock, the “Common Stock”).  The controlling stockholders also entered into a registration agreement with the Company at the time of the 2002 Merger that may require the Company to register their shares of Common Stock on June 28, 2003, or sooner in the case of offerings initiated by the Company following the 2002 Merger.  Under the terms of the registration agreement, the controlling stockholders have agreed not to sell or distribute any of their shares of Common Stock prior to December 28, 2002.  These shares will also continue to be subject to further limitations under the Securities Act of 1933, as amended, and the registration agreement.

In addition, in connection with the 2002 Merger, the Company awarded one-time bonuses of $5,321,174 and $3,237,467 to the chief executive officers of the Company and FTD.COM, respectively, and recorded the bonuses as general and administrative expenses.

Based on the consensus views reached in EITF No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), issued in March 2000, the exchange of FTD.COM awards for awards of the Company as described in the preceding paragraph is considered a modification of a stock-based compensation arrangement. Accordingly, a new measurement of compensation cost was required at the date of the exchange.  For unvested restricted stock and option awards, the difference between the original intrinsic value of the awards and the value of the awards at the new measurement date will be recognized over the remaining life of the awards. The vested portion of restricted stock awards was considered part of the purchase price of the acquisition of the minority interest, except for shares that had not been unrestricted for more than six months (“immature” shares). Immature shares are shares outstanding related to restricted stock for which the restrictions have lapsed within six months prior to the exchange date. To the extent the exchanged options are fully vested or exchanged shares are immature, any additional compensation expense resulting from the new measurement date was recognized immediately. As such, at the time of the 2002 Merger, the Company increased deferred compensation by $152,000 related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date and recorded compensation expense of $58,000 for fully vested stock options that were outstanding at June 28, 2002.  Additionally, the Company increased deferred compensation by $201,000 related to the difference between the original intrinsic value of the unvested restricted stock awards and the value of the unvested restricted stock awards at the new measurement date and recorded compensation expense of $202,000 related to the immature restricted shares outstanding at June 28, 2002.

(3) Acquisition of Certain Assets of National Flora, Inc.

On November 9, 2001, the Company’s majority-owned subsidiary FTD.COM completed the acquisition of certain assets of National Flora, Inc. (“National Flora”) pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and FTD.COM (the “Asset Purchase Agreement”). National Flora is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was funded from FTD.COM’s existing cash balances.  Additionally, FTD.COM incurred $0.1 million of other acquisition costs.  The assets acquired primarily consisted of $1.7 million in prepaid advertising expenses, National Flora’s rights under or in respect of certain contracts and agreements, National Flora’s customer base and goodwill.  The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of FTD.COM.  The results of operations since the date of FTD.COM’s acquisition of certain assets of National Flora are included in the Company’s financial statements.

The Company accounted for the acquisition of certain assets of National Flora using the purchase method of accounting.  Accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.  This allocation included $0.9 million allocated to a customer list, which will be amortized over five years. At June 30, 2002, accumulated amortization associated with this intangible asset was $108,000.

Of the remaining portion of the purchase price, $6.5 million was allocated to goodwill.  In accordance with SFAS No. 142, the $6.5 million of goodwill acquired in the acquisition of certain assets of National Flora will not be amortized and will be tested for impairment at least annually.  For tax purposes, 100% of the $6.5 million of goodwill is expected to be deductible.  The pro forma impact of the acquisition on the Company’s Consolidated Financial Statements is immaterial.

(4) Intangibles

On December 19, 1994, the Company completed an acquisition (the “Acquisition”) of all of the outstanding equity of Florists’ Transworld Delivery Association, a Michigan non-profit cooperative association (the “Old Association”), pursuant to the terms of an Agreement and Plan of Merger dated August 2, 1994 (the “1994 Merger Agreement”) among the Company, FTD Acquisition Corporation, a Delaware corporation, and the Old Association.  Immediately following the Acquisition, the Old Association was converted from a non-profit cooperative association to a for-profit corporation and renamed “Florists’ Transworld Delivery, Inc.” The Company accounted for the Acquisition using the purchase method of accounting.  Accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.  As a result of the Acquisition, the Company recorded goodwill of $68.4 million, a trademark intangible asset of $15.0 million and software intangible assets of $2.0 million. In fiscal year 2002, the Company reduced a deferred tax valuation allowance of $1.0 million which was originally established as part of the purchase accounting in 1994, thus reducing goodwill by $1.0 million.  As of June 30,

2002 and 2001, the Company had recorded goodwill amortization of $17.3 million and $15.0 million, trademark amortization of $2.7 million and $2.3 million and software amortization of $2.0 million and $2.0 million, respectively.

On November 9, 2001, FTD.COM completed the acquisition of certain assets of National Flora. The Company accounted for the acquisition using the purchase method of accounting. In accordance with SFAS No. 141, the Company recorded $0.9 million related to a customer list, which will be amortized over five years, and $6.5 million of goodwill, which is not amortized. As of June 30, 2002, the Company had recorded amortization of $0.1 million related to their customer list.

Pursuant to the 2002 Merger, FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  The Company accounted for the 2002 Merger using the purchase method of accounting.  In accordance with SFAS No. 141, the Company recorded a customer list of $3.3 million, which will be amortized over 5 years, and goodwill of $50.6 million.

At June 30, 2002 and 2001, goodwill and other intangible assets consisted of the following (in thousands):

	2002	2001

Goodwill	$124,516	$68,384
Trademarks	15,000	15,000
Software	2,000	2,000
Customer list	4,155	—
Total intangibles	145,671	85,384
Less accumulated amortization	22,113	19,350
Net intangibles	$123,558	$66,034

(5) Long-Term Debt

At June 30, 2002 and 2001 long-term debt consisted of the following (in thousands):

	2002	2001

Multiple Draw Term Loan Facility	$—	$30,000
Revolving Credit Facility	47,000	24,875
Total long-term debt	$47,000	$54,875

The Company estimated the fair value of long-term debt based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturity dates.  The fair value approximates the carrying value of long-term debt at June 30, 2002 and 2001.

The outstanding debt balance of $47.0 million at June 30, 2002 was classified as long-term debt.  As of June 30, 2002, no repayments of the debt outstanding under the 2001 Credit Agreement are required prior to December 31, 2004, at which time the outstanding balance is due in full.

At June 30, 2002, the weighted average interest rate was 4.07%, compared to 5.76% at June 30, 2001.  During fiscal year 2002, 2001 and 2000, the Company recorded commitment fees of $53,000, $65,000 and $92,000 as interest expense related to the unused portion of the revolving credit facilities.

On September 27, 2001, the Company and FTD entered into a credit agreement with Harris Trust and Savings Bank, as administrative agent, and a syndicate of lenders, maturing in no event later than December 31, 2004 (the “2001 Credit Agreement”). The revolving credit commitment under the 2001 Credit Agreement was originally $80 million and was reduced to $75 million at June 30, 2002, and will be reduced to $65 million at June 30, 2003 and to $55 million at June 30, 2004. Borrowings are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate (“LIBOR”).

As a result of entering into the 2001 Credit Agreement, the Company recorded $0.8 million of deferred financing costs, which will be amortized straight-line over the term of the 2001 Credit Facility. Additionally, $0.6 million of unamortized deferred financing costs associated with the previous credit agreement were expensed in the year ended June 30, 2002.  This expense is reflected in other

(income) expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended June 30, 2002, in accordance with SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which the Company elected to early adopt during fiscal year 2002.

The 2001 Credit Agreement includes covenants which, among other things, require that the Company maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.75 to 1.0 until March 31, 2003 and 2.50 to 1.0 at all times thereafter and a fixed charge coverage ratio of not less than 1.75 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $24.0 million plus 50% of net income for each fiscal quarter, plus 100% of the net cash proceeds received from certain issuances of equity securities. At June 30, 2002, the Company was in compliance with the covenants contained in the 2001 Credit Agreement, except the total funded debt to EBITDA ratio, for which the Company received a waiver from the participating banks.

The 2001 Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s and its subsidiaries’ ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions. The 2001 Credit Agreement also includes restrictions that limit the Company’s subsidiaries’ ability to pay dividends. In addition, substantially all of the assets of the Company are pledged as security under the 2001 Credit Agreement; however, the 2001 Credit Agreement excludes FTD.COM from its terms and restrictions.

On March 12, 2002, the Company entered into an amendment and waiver to the 2001 Credit Agreement in order to allow for the 2002 Merger and related transactions. In the amendment, the Company agreed to pledge all of FTD.COM’s stock as security under the 2001 Credit Agreement upon the consummation of the 2002 Merger. See Note 2 for discussion of the 2002 Merger Agreement.

The Company is in the process of seeking an amendment to the 2001 Credit Agreement to reflect the change in the corporate structure resulting from the 2002 Merger.

The Company is exposed to various market risks, which primarily consist of interest rate risk. The Company’s policy is to enter into certain derivative instruments in an effort to hedge its underlying economic exposure and to manage these instruments in order to reduce its exposure to changes in interest rates. The Company currently does not use derivative instruments for trading purposes.

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases in interest rates on floating rate debt.  The interest rate caps had a notional amount of $20.0 million at a cap rate of 5.0% at June 30, 2002 and are effective through December 31, 2003. The financing party agrees to pay the Company a variable rate (LIBOR) on the notional amount if the rate on the floating rate debt exceeds the cap rate. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying Consolidated Balance Sheets and is being amortized to interest expense over its term. The carrying value of $22,500 approximates fair value and, therefore, no fair value adjustment was recorded in the period.  The interest rate cap cost was $0.1 million, which is being amortized using straight-line method through December 31, 2003.

(6) Leases

As Lessor

The Company leases Mercury computer equipment and software to customers through leases classified as operating leases for accounting purposes. During fiscal year 2001, a portion of the Mercury computer equipment held in storage was disposed of and written off primarily due to the introduction of new versions of Mercury products.  The Company did not recognize a loss on the disposal of the equipment.  As of June 30, 2002 and 2001, capitalized equipment leased to customers under operating leases, including equipment used for maintenance purposes, was $10.3 million. As of June 30, 2002 and 2001, the Company had recorded accumulated equipment depreciation of $9.4 million and $8.9 million, respectively.

The total minimum future rentals on non-cancelable leases of Mercury computer equipment and software are as follows (in thousands):

Year	Amount

2003	$1,127
2004	248
2005	81
Total	$1,456

As Lessee

The Company has entered into operating leases for certain hardware components of the Mercury computer equipment, corporate facilities and equipment.  Rental expense relating to these leases totaled $1.9 million, $1.7 million and $1.7 million for fiscal years 2002, 2001 and 2000, respectively.  The minimum aggregate annual operating lease obligations are as follows (in thousands):

Year	Amount
2003	$961
2004	418
2005	207
2006	186
2007	168
Thereafter	224
Total	$2,164

The total minimum lease payments have not been reduced by minimum sublease rentals of $1.5 million due in the future under non-cancelable subleases of Mercury computer equipment and corporate facilities.

(7) Income Taxes

The Company’s net operating loss carryforward at June 30, 2002 was $9.4 million and is available to offset future taxable income.  The net operating loss carryforward expires in 2019.

The provision for income taxes consists of the following components (in thousands):

	2002	2001	2000
Current — Federal	$—	$—	$—
Current — State	240	—	—
Current — Foreign	—	—	211
Deferred — Federal (benefit)	4,979	2,968	(6,839)
Deferred — State (benefit)	1,499	433	(958)
Income tax expense (benefit)	$6,718	$3,401	$(7,586)

The provision for income taxes for the years ended June 30, 2002, 2001 and 2000, differs from the amount computed by applying the U.S. federal income tax rate of 35%, 34% and 34% for fiscal years 2002, 2001 and 2000, respectively, to pretax income because of the effect of the following items (in thousands):

	2002	2001	2000
Tax expense (benefit) at U.S. federal income tax rate	$6,040	$2,254	$(9,218)
State income taxes (benefit), net of federal income tax effect	1,214	276	(632)
Change in valuation allowance	(1,500)	—	1,000
Amortization of non-deductible goodwill	798	775	775
Foreign income taxes	—	—	16
Other items, net	166	96	473
Income tax expense (benefit)	$6,718	$3,401	$(7,586)

At June 30, 2002 and 2001, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	2002	2001
Current deferred tax assets:
Allowance for doubtful accounts	$2,437	$1,844
Restricted stock vesting	754	32
Severance costs	698	56
Unearned income	382	501
Inventory	298	701
Accrued vacation	347	221
Other	110	201
Current deferred tax assets	5,026	3,556

Noncurrent deferred tax assets:
Net operating loss carryforwards	3,763	11,479
Postretirement benefit obligations	1,415	1,800
Accrued pension	537	404
Other	171	175
Noncurrent deferred tax assets	5,886	13,858

Noncurrent deferred tax liabilities — tax over book depreciation and difference in basis	8,250	5,416
Noncurrent deferred tax assets (liabilities) before valuation allowance	(2,364)	8,442
Deferred tax assets — valuation allowance	—	(2,500)
Net noncurrent deferred tax assets (liabilities)	(2,364)	5,942
Net deferred tax assets	$2,662	$9,498

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible.  This assessment was performed considering expected taxable income in future years and tax planning strategies available to the Company.  The Company has determined that it is more likely than not that its deferred tax assets will be realized.  As such, the valuation allowance of $2.5 million was reversed in fiscal year 2002.  The recognition of $1.0 million of the related tax benefit was applied to goodwill, as it was generated from the Acquisition.  The remaining $1.5 million was recorded as a benefit in the provision for income taxes in fiscal year 2002.

(8) Software to be Sold, Leased, or Marketed

The costs associated with the development of the Mercury computer software are capitalized in accordance with SFAS No. 86 and are recorded in other noncurrent assets on the Consolidated Balance Sheets at June 30, 2002 and 2001.  At June 30, 2002 and 2001, capitalized computer software costs were $5.5 million and $4.4 million, respectively, with accumulated amortization of $3.0 million and $1.7 million, respectively.  During the years ended June 30, 2002, 2001 and 2000, $1.3 million, $1.0 million and $0.7 million, respectively, was charged to expense related to the amortization of these capitalized computer software costs. In accordance with SFAS No. 86, at June 30, 2002, the unamortized capitalized cost of the computer software was compared to the net realizable value of the product to determine whether any necessary write-downs should be made. The net realizable value is the estimated future gross revenues reduced by the estimated future cost of completing and disposing of the product.  At June 30, 2002, no write-down was necessary.

(9) Internal Use Software

Certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the development stage are capitalized.  During fiscal year 2002, the Company recorded an impairment loss for internal use software, in the amount of $0.4 million, that had been used to process clearinghouse and related transactions for member services in addition to $0.1 million related to other software.  During fiscal year 2000, the Company capitalized $3.7 million of Web site development costs and subsequently, in the same fiscal year, wrote-off $3.5 million of the previously capitalized Web site development costs as part of the $4.4 million non-recurring charge associated with the development work related to an unlaunched version of FTD.COM’s Web site, recorded as general and administrative expenses.

Capitalized internal use software costs are amortized over the expected economic life of five years using the straight-line method.  At June 30, 2002 and 2001, capitalized internal use software costs of $10.8 million and $10.5 million, respectively, with accumulated amortization of  $5.8 million and $3.9 million, respectively, were included in other noncurrent assets on the Company’s Consolidated

Balance Sheets.  During the years ended June 30, 2002, 2001 and 2000, amortization expense was $1.8 million, $2.1 million and $1.4 million, respectively.

(10) Post-retirement Benefits Other Than Pensions

The Company previously provided post-retirement health care benefits to qualifying retirees under the terms of the Company’s qualified retirement plan.  Under the terms of the plan, retirees are required to share in the cost of these benefits.  During fiscal year 1997, the Company terminated such benefits to employees.  As a result of eliminating active employees from the plan, the Company created an unrecognized net gain that is being amortized over the average retiree life expectancy of 15.6 years.

During the year ended June 30, 2002, the Company terminated certain future post-retirement health care benefits. This termination in benefits caused a decrease in the Company’s post-retirement health care obligation attributed to prior services rendered and generated a pretax settlement gain of $1.4 million, which was recorded as a reduction of general and administrative expenses in the year ended June 30, 2002.

In accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and funded status at June 30, 2002 and 2001, as well as the components of net periodic post-retirement benefit costs for the years ended June 30, 2002, 2001 and 2000 (in thousands):

	2002	2001

Benefit obligation at beginning of year	$2,069	$2,019
Interest cost	128	154
Benefits paid	(145)	(194)
Actuarial (gain) loss	(547)	90
Benefit obligation at end of year	$1,505	$2,069

Funded status	$(1,505)	$(2,069)
Unrecognized net (gain) loss	(2,033)	(3,053)
Accrued benefit cost	$(3,538)	$(5,122)

	2002	2001	2000

Service cost	$—	$—	$—
Interest cost	128	154	166
Recognized net actuarial gain	(172)	(201)	(180)
Total net periodic postretirement benefit cost	$(44)	$(47)	$(14)

The discount rates used in determining the accumulated post-retirement benefit obligation (the “APBO”) were 7.25% at and for the year ended June 30, 2002, 7.5% at and for the year ended June 30, 2001 and 8.0% at and for the year ended June 30, 2000. For measurement purposes an 8.23% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002.  The rate is assumed to decrease to 5.75% in 2008 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO at June 30, 2002 would have increased approximately $152,000 or 10.1%, while the net periodic cost for the fiscal year ended June 30, 2002 would have increased approximately $10,000, or 8.1%.  If the current health care cost trend rate assumptions were decreased by one percent, the APBO at June 30, 2002 would have decreased approximately $133,000, or 8.9%, while the periodic cost for the fiscal year ended June 30, 2002, would have decreased $9,000, or 7.1%.

(11) Pension Plans

Approximately 150 employees and former employees participate under the Company’s defined benefit plan. Benefits under the Company’s pension plan, which has been frozen since January 1, 1997, were based on the employee’s age, years of service and the highest consecutive five-year average compensation.

In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status of the pension plan at June 30, 2002 and 2001:

	2002	2001

Projected benefit obligation at beginning of year	$1,963	$1,632
Interest cost	147	147
Benefits paid	(318)	(248)
Actuarial (gain) loss	94	432
Projected benefit obligation at end of year	$1,886	$1,963

Fair value of plan assets at beginning of year	$831	$1,241
Actual return on plan assets	(139)	(162)
Employer contributions	170	—
Benefits paid	(318)	(248)
Fair value of plan assets at end of year	$544	$831

Funded status	$(1,342)	$(1,132)
Unrecognized net (gain) loss	734	570
Accrued pension cost	$(608)	$(563)

Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities and short-term investments.

During the fiscal years ended June 30, 2002, 2001 and 2000, pension expense of $216,000, $86,000 and $2,000, respectively, was recognized in relation to the pension plan.  During the fiscal years ended June 30, 2002 and 2001, the Company recorded $237,000 and $429,000, respectively, within other comprehensive income related to a change in the minimum pension liability.  The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2002, 2001 and 2000:

	2002	2001	2000

Interest cost	$147	$147	$132
Expected return on assets	(75)	(107)	(130)
Recognized net actuarial loss	51	—	—
Net periodic pension cost	123	40	2
Settlement loss	93	45	—
Total pension cost	$216	$85	$2

The discount rate used to calculate the projected benefit obligation was 7.25%, 7.5%, and 8.0% at June 30, 2002, 2001, and 2000 respectively.  For fiscal years 2002, 2001 and 2000, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 15% of their gross annual salary on a pre-tax basis.  The Company matches an amount equal to 50% of each participant’s pre-tax contribution up to 6% of the participant’s compensation.  Company contributions to the 401(k) plan for fiscal years 2002 and 2001 were $436,000 and $444,000, respectively.

(12) Related Party Transactions

The Company incurred expenses of $2.0 million, $2.1 million and $2.0 million for each of the years ended June 30, 2002, 2001 and 2000, respectively, related to the payment for management consulting services to certain investors of the Company.

At June 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, with principal due at maturity in 2005, including accrued interest ranging from 6.5% to 8.5% per annum. At June 30, 2001, the Company had loans receivable from various officers of the Company of $2.5 million, with terms of four years, with principal due at maturity in 2003, 2004 and 2005, including accrued interest ranging from 6.5% to 8.5% per annum.

A financial advisor received warrants for 750,000 shares of Class B convertible common stock in partial payment for its services related to the original acquisition of the Old Association which subsequently became FTD.  Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of the Company’s Class B convertible common stock par $0.0005 per share (the “Class B Convertible Common Stock”). The Company disputed the financial advisor’s claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Convertible Common Stock. As a result of this settlement the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

(13) Stock Awards and Incentive Plans

The Company’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”), was adopted by the Board and approved by the Company’s stockholders on June 27, 2002.  The 2002 Equity Incentive Plan provides for the issuance of up to 1,250,000 shares of Class A Common Stock in connection with the granting of incentive or non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing.  In addition, the 2002 Equity Incentive Plan provides that:

•                  The aggregate fair market value (determined as of the grant date) of shares for which an incentive stock option is exercisable for the first time during any calendar year under all equity incentive plans of the Company and its subsidiaries may not exceed $100,000; and

•                  No 2002 Equity Incentive Plan participant shall be granted options or SARs to purchase a number of shares of Class A Common Stock in excess of 50% of the total number of shares authorized under the 2002 Equity Incentive Plan during any period of one year.

The Company’s 1994 Stock Award and Incentive Plan, as amended (the “1994 Plan”), was adopted by the Board and approved by the Company’s stockholders in 1994.  The maximum number of shares of Common Stock authorized for issuance under the 1994 Plan is equal to 15% of the initial equity capital of the Company upon the consummation of the Acquisition.

The 1994 Plan provides for the granting of incentive stock options (“ISOs”); options which do not qualify as ISO’s, nonqualified stock options (“NSOs”); or a combination of both ISOs and NSOs (“Options”); provided, however, that ISOs may only be granted to employees of the Company and its subsidiaries. Options granted under the 1994 Plan may be accompanied by SARs or limited SARs or both.  The 1994 Plan also provides for the granting of restricted stock, deferred stock and performance shares (together, “Restricted Awards”). The 1994 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974, as amended, nor is the 1994 Plan a qualified plan within the meaning of section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

During fiscal year 1999, the Board approved changes to the vesting schedules of stock option agreements entered into prior to fiscal year 1999.  Stock option agreements with an original vesting schedule for the options to become exercisable in four 25% installments commencing after two years will now commence after only one year, still at a rate of 25% per year.  This 1994 Plan modification did not result in any change from the intrinsic value of the options granted as measured pursuant to the requirements of APB No. 25.  As such, no compensation expense was required to be recognized.

To date, the Company has not granted any SARs, limited stock appreciation rights, deferred shares, or performance awards under either the 1994 Plan or the 2002 Equity Incentive Plan.

The FTD.COM 1999 Equity Incentive Plan provides for the issuance of up to 4,500,000 shares of FTD.COM Class A common stock in connection with the granting of option rights, SARs, restricted shares, deferred shares, performance awards or any combination of the foregoing.  As of June 27, 2002, the FTD.COM 1999 Equity Incentive Plan was superseded by the 2002 Equity Incentive Plan.  See Note 2 for more information on the 2002 Merger.

(14) FTD, Inc. Stock Options and Restricted Shares

Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to five years after the date of grant.  All currently outstanding options were granted with an exercise price equal to either the fair market value on the date of grant or the optionee’s first date of employment with the Company.  Changes in the options outstanding are summarized as follows:

	Summary of Stock Option Activity
	Class A Common Stock Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, June 30, 1999	580,700	$3.75 - $15.00	$9.38
Granted	88,400	$25.00	$25.00
Exercised	—	—	—
Recaptured or terminated	(55,800)	$3.75 - $25.00	$13.31
Balance, June 30, 2000	613,300	$3.75 - $25.00	$11.28
Granted	102,300	$16.00	$16.00
Exercised	(12,550)	$3.75 - $10.50	$6.03
Recaptured or terminated	(61,950)	$7.75 - $25.00	$19.08
Balance, June 30, 2001	641,100	$3.75 - $25.00	$11.38
Granted	—	—	—
Exercised	(192,000)	$7.75 - $15.00	$11.32
Recaptured or terminated	(68,500)	$10.50 - $25.00	$17.47
FTD.COM options converted	57,200	$7.45 - $30.77	$12.79
Balance, June 30, 2002	437,800	$3.75 - $30.77	$10.64

As of June 30, 2002, 2001 and 2000 options covering 437,800, 641,100 and 613,300 shares, respectively, of Class A Common Stock were outstanding, of which 322,540, 413,070 and 298,030 shares were vested, respectively.  The following table summarizes the information regarding the stock options outstanding and exercisable at June 30, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 3.75	128,000	4.92	$3.75	128,000	$3.75
$ 7.45 - $7.75	46,100	7.77	$7.52	19,775	$7.62
$ 10.50 - $12.50	175,300	5.42	$11.67	146,350	$11.89
$ 16.00	50,000	8.26	$16.00	10,000	$16.00
$ 22.08 - $30.77	38,400	6.08	$25.68	18,415	$26.98
Total	437,800	5.90	$10.64	322,540	$8.89

Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of the Company’s options in fiscal years 2001 and 2000, was $5.08 and $7.96 per option of Class A Common Stock, respectively.   There were no grants of the Company’s options in fiscal year 2002.

	2001	2000
Risk-free interest rate	6.0%	6.0%
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Estimated lives of options (in years)	3.74	3.75

Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of FTD.COM options in fiscal year 2001 and 2000 was $1.21 and $0.98, respectively, per option of FTD.COM Class A common stock, which would be equivalent to $4.65 and $3.77, respectively, per option of Class A Common Stock pursuant to the 2002 Merger.   There were no grants of FTD.COM options in fiscal year 2002.

	2001	2000
Risk-free interest rate	4.8%	6.2%
Expected dividend yield	0%	0%
Expected volatility	75%	75%
Estimated lives of options (in years)	4.0	4.0

The Company’s and FTD.COM’s options granted in fiscal years 2001 and 2000 vest equally each year over a four-year period from the date of grant.  As a result, the estimated cost indicated above reflects only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated below.

Based on the above assumptions, the Company would have recognized an additional compensation expense, net of taxes, of $187,000, $265,000 and $232,000 related to the Company’s options in fiscal years 2002, 2001 and 2000, respectively, and $38,000 and $8,000 related to FTD.COM’s options in fiscal years 2001 and 2000, respectively, if the estimated costs of the outstanding granted stock options of the Company and FTD.COM had been recorded in the Company’s consolidated financial statements.  As such, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income and earnings per share):

	2002 As Reported	2002 Pro Forma	2001 As Reported	2001 Pro Forma	2000 As Reported	2000 Pro Forma

Net income (loss) available to common stockholders (in thousands)	$8,015	$7,828	$1,321	$1,018	$(15,137)	$(15,377)
Earnings (loss) per share:
Basic	$0.55	$0.54	$0.09	$0.07	$(0.99)	$(1.00)
Diluted	$0.54	$0.53	$0.09	$0.07	$(0.99)	$(1.00)

Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock for each share of FTD.COM common stock owned at the time of the 2002 Merger.  Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.  As such, 220,000 FTD.COM options were converted into 57,200 options of the Company at the time of the 2002 Merger.  The new awards have the same vesting provisions, option periods, aggregate intrinsic value, ratio of exercise price per option to the market value per share and other terms as the FTD.COM awards exchanged.

Based on the consensus views reached in EITF No. 00-23 and the Financial Accounting Standards Board Interpretation No. 44 issued in March 2000, the exchange of FTD.COM awards for awards of the Company as described in the preceding paragraph is considered a modification of a stock-based compensation arrangement. Accordingly, a new measurement of compensation cost was required at the date of the exchange.  For unvested restricted stock and option awards, the difference between the original intrinsic value of the awards and the value of the awards at the new measurement date will be recognized over the remaining life of the awards. The vested portion of restricted stock awards was considered part of the purchase price of the acquisition of the minority interest, except for shares that have not been unrestricted for more than six months (“immature” shares). Immature shares are shares outstanding related to restricted stock for which the restrictions have lapsed within six months prior to the exchange date. To the extent the exchanged options are fully vested or exchanged shares are immature, any additional compensation expense resulting from the new measurement date was recognized immediately. As such, at the time of the 2002 Merger, the Company increased deferred compensation by $152,000 related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date and recorded compensation expense of $58,000 for fully vested stock options that were outstanding at June 28, 2002.  Additionally, the Company increased deferred compensation by $201,000 related to the difference between the original intrinsic value of the unvested restricted awards and the value of the unvested restricted awards at the new measurement date and recorded compensation expense of $202,000 related to the immature restricted shares outstanding at June 28, 2002.

The Company did not grant any FTD, Inc. restricted stock for fiscal years 2002, 2001 or 2000. The Company recognized compensation expense in general and administrative expenses of $0.2 million in each of the fiscal years ended 2002, 2001 and 2000, related to grants of the Company’s restricted stock prior to fiscal year 2000.

During June 2000, the Company granted 525,000 restricted shares of FTD.COM Class B common stock to employees of the Company in the form of restricted shares, which automatically converted into shares of FTD.COM Class A common stock, at a weighted average fair value of $2.94 at the date of grant.  The employees will earn the restricted shares in exchange for future services to be provided to the Company over a three-year period.  The Company recorded deferred compensation in the amount of $1.5 million, equal to the market value of the restricted shares of FTD.COM at the date of grant. During fiscal year 2002, 83,333 shares of unvested restricted stock that were previously granted were canceled.  The FTD.COM restricted shares have been converted to the FTD, Inc. restricted shares pursuant to the 2002 Merger.  The Company recognized compensation expense in general and administrative expenses of $0.5 million, $0.5 million and $26,000 in fiscal years 2002, 2001 and 2000, respectively, related to these grants of restricted stock.

FTD.COM granted 1,355,000 restricted shares of its Class A common stock at a weighted-average fair value of $2.87 at the dates of grant in fiscal year 2000 to key members of FTD.COM’s management.  No other FTD.COM restricted shares have been granted. The restricted stock vests equally each year over a three-year period from the date of grant.  During fiscal years 2002 and 2001, 116,667 and 35,000 shares, respectively, of unvested restricted stock that were previously granted were canceled.  The FTD.COM restricted shares have been converted to FTD, Inc. restricted shares pursuant to the 2002 Merger. FTD.COM recognized compensation expense in general and administrative expenses of $1.4, $1.3 million and $0.2 million in fiscal years 2002, 2001 and 2000, respectively, related to the grants of restricted stock.

(15) FTD.COM Stock Options

Outstanding nonqualified FTD.COM stock options are exercisable during a ten-year period beginning one to four years after the date of grant.  All FTD.COM options were granted with an exercise price equal to either the fair market value on (a) the date of grant or (b) the optionee’s first date of employment with FTD.COM.  Changes in options outstanding are summarized as follows:

	Summary of Stock Option Activity
	Options	Range of Exercise Prices		Weighted Average Exercise Price
Balance, June 30, 1999	—		—	—
Granted	2,499,300	$2.88 -	$16.00	$10.04
Exercised	—		—	—
Recaptured or terminated	(2,351,300)	$4.72 -	$16.00	$10.34
Balance, June 30, 2000	148,000	$2.88 -	$8.00	$5.20
Granted	185,000	$1.94 -	$5.74	$2.05
Exercised	—		—	—
Recaptured or terminated	(48,000)	$2.88 -	$7.75	$4.17
Balance, June 30, 2001	285,000	$1.94 -	$8.00	$3.46
Granted	—		—	—
Exercised	—		—	—
Recaptured or terminated	(65,000)	$2.69 -	$8.00	$4.78
Shares transferred to FTD	(220,000)	$1.94 -	$8.00	$3.33
Balance, June 30, 2002	—		—	—

Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock for each share of FTD.COM common stock owned at the time of the 2002 Merger.  Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A Common Stock in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.

(16) Commitments and Contingencies

The Company, FTD, FTD.COM and the directors of the Company have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all former public stockholders of FTD.COM:  Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the merger was issued.  The complaints generally make essentially the same allegations, namely that:

•                  the offer by the Company to exchange 0.26 shares of Class A Common Stock for each share of FTD.COM common stock is inadequate,

•                  the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the merger proposal,

•                  The Company and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction, and

•                  The Company, FTD.COM and certain individual defendants timed the merger to deny public stockholders the full potential increase in FTD.COM’s stock price following the 2002 Merger.

The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the 2002 Merger.  The Company and the other defendants intend to defend themselves vigorously against them.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

(17) Capital Stock Transactions

The Class A Common Stock and Class B Convertible Common Stock rank equally and, except with respect to voting power, are substantially identical in all material respects. Class B Convertible Common Stock is convertible into Class A Common Stock on a one-for-one basis at the option of the holder. The Company is authorized to establish and designate one or more series of preferred stock.

The Company repurchased into treasury 231,568, 12,550 and 7,882 shares of Class A Common Stock at an approximate cost of $2,802,000, $201,000 and $85,000 during fiscal years 2002, 2001 and 2000, respectively.  Of the $2,802,000 treasury stock repurchased during 2002, approximately $1,950,000 was payable as of June 30, 2002.

A financial advisor received warrants for 750,000 shares of Class B Convertible Common Stock in partial payment for its services related to the original acquisition of the Old Association. Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of Class B Convertible Common Stock. The Company disputed the financial advisor’s claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Convertible Common Stock. As a result of this settlement the Company recorded $12.0 million of treasury stock and an increase to additional paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

Effective June 28, 2002, the Company, FTD and FTD.COM completed the 2002 Merger.  Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock for each share of FTD.COM common stock owned at the time of the 2002 Merger.  Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A

Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.

(18) Subsidiary Capital Stock Transactions

On May 19, 1999, the Operating Company incorporated a new subsidiary, FTD.COM, as a Delaware corporation in connection with the filing of a registration statement and amendments thereto with the Securities and Exchange Commission covering the sale of shares of FTD.COM Class A common stock to the public.  FTD.COM was capitalized through the authorization of 250,000,000 shares of Class A common stock and 100,000,000 shares of Class B convertible common stock and the issuance of 40,920,000 shares of Class B convertible common stock, retroactively adjusted by a 12-for-1 stock split to the Operating Company.  In consideration for the receipt of 40,920,000 shares of Class B convertible common stock, the Operating Company contributed to FTD.COM the assets and liabilities relating to the consumer floral order and specialty gift product business. In addition, in connection with the incorporation of FTD.COM, 5,000,000 shares of preferred stock were authorized.

On May 19, 1999, FTD.COM designated 90,000 shares of its preferred stock as Series A 8% cumulative redeemable convertible preferred stock (“Series A preferred stock”).  On May 20, 1999, 30,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $3.0 million.  On May 25, 1999, 60,000 shares of the Series A preferred stock were issued and sold to an investor for consideration of $6.0 million.

These shares of Series A preferred stock had a liquidation preference of $100 per share and accrued dividends at an annual rate of 8% of the liquidation preference.  Accrued dividends were payable at the discretion of the Board of Directors of FTD.COM and were mandatorily payable upon liquidation or redemption.

On September 28, 1999, FTD.COM agreed to issue and sell 4,500,000 shares of its Class A common stock to the public in an initial public offering (“IPO”) transaction at a price of $8.00 per share, resulting in gross proceeds from the offering of $36.0 million. The IPO closed on October 4, 1999, at which time FTD.COM collected the gross proceeds of $36.0 million less underwriting discounts of $2.5 million. In addition, the $33.5 million net cash received from the underwriters was reduced by other offering expenses of $2.0 million. The net proceeds of $31.5 million were recorded as paid-in capital.  Prior to the IPO, FTD owned 100% of the outstanding common stock of FTD.COM. There was no gain recorded by the Company upon the sale of FTD.COM’s stock. The Company’s accounting policy is to account for a subsidiary direct sale of unissued shares as a capital transaction.

Upon the closing of the IPO, the 90,000 shares of FTD.COM’s Series A preferred stock were automatically converted into 1,384,614 shares of FTD.COM Class A common stock.  Upon conversion, the Company reclassified the preferred stockholders’ equity in a subsidiary of $9.0 million to paid-in capital and the accrued dividends of $74,301 were offset against the retained earnings of FTD.COM.

On October 6, 1999, the underwriters of the IPO exercised their one-time option to purchase 495,000 additional shares of FTD.COM Class A common stock at the IPO price of $8.00 per share, representing a portion of the over-allotment option granted to the underwriters in connection with the IPO. The net proceeds to FTD.COM from this issuance and sale of 495,000 shares of Class A common stock were $3.7 million, after deducting underwriting discounts and commissions, and were recorded as paid-in capital.

During May 2000, FTD.COM granted 1,355,000 shares of FTD.COM Class A common stock to employees of FTD.COM in the form of restricted shares.  During June 2000, the Company granted 525,000 shares of FTD.COM Class B convertible common stock to employees of the Company in the form of restricted shares.  There were no restricted shares granted by FTD.COM or the Company in fiscal year 2001.  Upon completion of the above events, FTD owned approximately 87% of the outstanding common stock of FTD.COM through its ownership of 40,395,000 shares of Class B convertible common stock.

During fiscal year 2002, FTD.COM repurchased into treasury 143,583 shares of FTD.COM Class A common stock at a cost of $853,000 of which 85%, representing the Company’s ownership in FTD.COM at the date of each repurchase, is reflected in the Company’s Consolidated Statements of Stockholders’ Equity.

Pursuant to the 2002 Merger, FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  As such, all outstanding shares of FTD.COM are held by FTD as of June 30, 2002.

(19) Minority Interest in Subsidiary

As a result of the 2002 Merger, the Company’s minority interest in FTD.COM was eliminated.  For the year ended June 30, 2001, the Consolidated Balance Sheet reflected the cumulative results of the minority interest in FTD.COM.  At the date of the 2002 Merger and at June 30, 2001, the minority interest in FTD.COM was approximately 15%.  The minority interest in FTD.COM’s income was $2.5 million for fiscal year 2002, through the date of the 2002 Merger, and $1.9 million for fiscal year 2001.  The minority interest in FTD.COM’s loss was $4.4 million for fiscal year 2000.

(20) Litigation Settlements

A financial advisor received warrants for 750,000 shares of Class B Convertible Common Stock in partial payment for its services related to the original acquisition of the Old Association. Subsequently, the warrants and cash representing the exercise price of the warrants were exchanged for 750,000 shares of Class B Convertible Common Stock. The Company disputed the financial advisor’s claim for compensation and filed suit for breach of fiduciary duty and other claims. On July 26, 2000, the Company settled the lawsuit whereby the financial advisor returned the 750,000 shares of Class B Convertible Common Stock. As a result of this settlement, the Company recorded $12.0 million of treasury stock and an increase to paid-in capital of $11.6 million (net of $0.4 million of income taxes) based on an independent third party valuation to determine the fair market value of the stock received in the settlement.

The Company recorded a $2.6 million gain in fiscal year 2002 for the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site, which includes the reversal of $0.8 million in accruals related to the gain. The gain was recorded in general and administrative expenses.

(21) FTD Association Agreements

Pursuant the 1994 Merger Agreement, the Company acquired all of the outstanding equity of the Old Association on December 19, 1994.  The Operating Company was the surviving corporation following the Acquisition and upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of the Company. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed “Florists’ Transworld Delivery, Inc.”  The Company, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which were being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association (the “Association”). Neither the Company nor the Operating Company had any ownership interest in the Association.

In connection with the Acquisition, the Association and FTD entered into a Mutual Support Agreement, dated December 18, 1994 (the “Mutual Support Agreement”), and a Trademark License Agreement, dated December 18, 1994 (the “Trademark Agreement” and together with the Mutual Support Agreement, the “Association Agreements”). The Association Agreements, among other things, provided for: (i) existing and future members of the Association to have the exclusive right, subject to execution of a Trademark Agreement with the Operating Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members of the Association in good standing to be provided access to FTD’s Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Operating Company to pay the Association an amount equal to a percentage of the value of every floral order cleared through FTD’s Clearinghouse; and (iv) the Operating Company and the Association were to be able to designate up to 20% but not fewer than two individuals to be elected to the other’s board of directors.

On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001 (the “Termination Agreement”). The Termination Agreement, which contains limited two-year non-compete provisions, terminates the Association Agreements.  As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million which was paid July 1, 2002.  The funds used to pay the $1.4 million on July 1, 2002 were placed in escrow, and as such are reflected as restricted cash on the Consolidated Balance Sheets as of June 30, 2002 and 2001.  In fiscal 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees, reflected as other expense.

(22) Segment Information

In February 1998, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued.  SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.

Following the 2002 Merger and the resulting changes in the Company’s corporate structure, the Company has reorganized the manner in which its resources are allocated and, as a result, now reviews results based on the consumer business and florist business segments. The discrete operating results for both the consumer business and florist business segments are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance. Composition of the Company’s reportable segments for fiscal years 2001 and 2000 has been reclassified to conform to the current year presentation.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments.  As such, interest income, interest expense and tax expense is recorded on a consolidated corporate basis.

The florist business segment includes all products and services sold to FTD member florists, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesale product sales. The consumer business segment encompasses floral and specialty gift sales sold to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company’s assets totaling approximately $231.5 million at June 30, 2002, the assets of the Company’s consumer business totaled $42.0 million, of which $32.8 million was cash and cash equivalents.  The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of $189.5 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis as described in Note 1 of Notes to Consolidated Financial Statements. The Operating Company and FTD.COM had entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists’ Online hosting agreement. Upon consummation of the 2002 Merger, the intercompany services, the intercompany indemnification, and the FTD registration rights agreements were terminated.

The following table reports the Company’s operating results by reportable business segment for fiscal years 2002, 2001 and 2000:

	2002			2001			2000
	Gross Segment	Elims	Con-solidated	Gross Segment	Elims	Con-solidated	Gross Segment	Elims	Con-solidated
Revenues:
Florist business	$171,308	$(111)	$171,197	$188,526	$(48)	$188,478	$177,694	$(446)	$177,248
Consumer business	168,653	(14,584)	154,069	130,294	(12,777)	117,517	98,205	(10,619)	87,586
Total	339,961	(14,695)	325,266	318,820	(12,825)	305,995	275,899	(11,065)	264,834

Costs of Goods Sold and Services Provided:
Florist business	58,463	(1,891)	56,572	68,045	(2,097)	65,948	65,765	(2,267)	63,498
Consumer business	120,202	(2,022)	118,180	93,476	(1,787)	91,689	70,905	(1,553)	69,352
Corporate	2,576	—	2,576	2,242	—	2,242	2,219	—	2,219
Total	181,241	(3,913)	177,328	163,763	(3,884)	159,879	138,889	(3,820)	135,069

Gross Margin:
Florist business	112,845	1,780	114,625	120,481	2,049	122,530	111,929	1,821	113,750
Consumer business	48,451	(12,562)	35,889	36,818	(10,990)	25,828	27,300	(9,066)	18,234
Corporate	(2,576)	—	(2,576)	(2,242)	—	(2,242)	(2,219)	—	(2,219)
Total	158,720	(10,782)	147,938	155,057	(8,941)	146,116	137,010	(7,245)	129,765

Operating Expenses:
Florist business	76,758	(10,694)	66,064	79,220	(8,941)	70,279	75,301	(7,245)	68,056
Consumer business	29,021	(1,677)	27,344	27,048	(1,217)	25,831	60,707	(893)	59,814
Corporate	32,283	1,589	33,872	23,499	1,217	24,716	24,108	893	25,001
Total	138,062	(10,782)	127,280	129,767	(8,941)	120,826	160,116	(7,245)	152,871

Operating Income (Loss) before Corporate Allocations:
Florist business	36,087	12,474	48,561	41,261	10,990	52,251	36,628	9,066	45,694
Consumer business	19,430	(10,885)	8,545	9,770	(9,773)	(3)	(33,407)	(8,173)	(41,580)
Corporate	(34,859)	(1,589)	(36,448)	(25,741)	(1,217)	(26,958)	(26,327)	(893)	(27,220)
Total	20,658	—	20,658	25,290	—	25,290	(23,106)	—	(23,106)

Corporate Allocations:
Florist business	11,881	—	11,881	10,653	—	10,653	11,522	—	11,522
Consumer business	3,003	—	3,003	2,514	—	2,514	2,805	—	2,805
Corporate	(14,884)	—	(14,884)	(13,167)	—	(13,167)	(14,327)	—	(14,327)
Total	—	—	—	—	—	—	—	—	—

Operating Income (Loss):
Florist business	24,206	12,474	36,680	30,608	10,990	41,598	25,106	9,066	34,172
Consumer business	16,427	(10,885)	5,542	7,256	(9,773)	(2,517)	(36,212)	(8,173)	(44,385)
Corporate	(19,975)	(1,589)	(21,564)	(12,574)	(1,217)	(13,791)	(12,000)	(893)	(12,893)
Total	20,658	—	20,658	25,290	—	(25,290)	(23,106)	—	(23,106)

Depreciation and Amortization:
Florist business	3,042	—	3,042	3,054	—	3,054	2,842	—	2,842
Consumer business	182	—	182	404	—	404	199	—	199
Corporate	6,197	—	6,197	6,029	—	6,029	5,587	—	5,587
Total	9,421	—	9,421	9,487	—	9,487	8,628	—	8,628

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Stockholders
FTD, Inc.:

Under date of July 29, 2002, we reported on the consolidated balance sheets of FTD, Inc. and subsidiaries at June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
July 29, 2002

FTD, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Charged to cost and expenses	Uncollectible accounts and inventory write offs, net of collection of accounts previously written off	Balance at end of Period
	(in thousands)
Year 2002
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$4,984	$4,048	$2,939	$6,093

Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,021	$140	$813	$348

Year 2001
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$3,596	$3,134	$1,746	$4,984

Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,017	$513	$509	$1,021

Year 2000
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$1,681	$1,931	$16	$3,596

Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,188	$—	$171	$1,017

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of March 3, 2002, among IOS Brands Corporation (“IOS”), Florists Transworld Delivery, Inc. (“FTDI”), Aroma Acquisition Corp. and FTD.COM INC. (“FTD.COM”) (incorporated by reference to Exhibit 2.1 to IOS’ Current Report on Form 8-K filed on March 5, 2002).

3.1	Restated Certificate of Incorporation of FTD, Inc. (incorporated by reference to Annex D to IOS’ Registration Statement on Form S-4, as amended (File No. 333-84734) (the “2002 FTD S-4”)).

3.2	Amended and Restated By-laws of FTD, Inc. (incorporated by reference to Annex E to the 2002 FTD S-4).

4.1

Form of Subscription Agreement among FTD Corporation and Participating Members (incorporated by reference to Exhibit 4.4 to FTD Corporation’s Registration Statement on Form S-1, as amended (File No. 333-37303) (the “1997 FTD S-1”)).

4.2

Stockholders Support Agreement, dated as of March 3, 2002, by and among FTD.COM, Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.1 of IOS’ Current Report on Form 8-K filed on March 5, 2002).

4.3

Form of Registration Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.2 of IOS’ Current Report on Form 8-K filed on March 5, 2002).

4.4

Form of Governance Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates and BCIP Trust Associates, L.P., Randolph Street Partners, Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., and Fleet Growth Resources III, Inc. (incorporated by reference to Exhibit 10.3 to IOS’ Current Report on Form 8-K filed on March 5, 2002).

10.1

Credit Agreement, dated as of November 20, 1997 (the “1997 Credit Agreement”) among FTD Corporation, FTDI, the various lending institutions party thereto (the “Lenders”) and The First National Bank of Chicago, as Agent (the “Agent”) (incorporated by reference to Exhibit 10.1 to the 1997 FTD S-1).

10.2

Amendment No. 1 to 1997 Credit Agreement, dated as of December 19, 1997, among FTD Corporation, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.2 to FTD Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the “1999 Form 10-K”)).

10.3	Amendment No. 2 to 1997 Credit Agreement, dated as of May 24, 1999, among FTD Corporation, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.3 to the 1999 Form 10-K).

10.4

Amendment No. 3 to 1997 Credit Agreement, dated as of July 7, 2000, among FTD Corporation, FTDI, the Lenders and Bank One, N.A. (as successor to the First National Bank of Chicago), as Agent (incorporated by reference to Exhibit 10.20 to FTD Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (the “December 31, 2000 10-Q”).

10.5

Amendment No. 4, Waiver, Consent and Release to 1997 Credit Agreement, dated as of December 21, 2000, among FTD Corporation, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.21 to the December 31, 2000 10-Q).

10.6

Credit Agreement, dated as of September 27, 2001 (the “2001 Credit Agreement”), by and among FTDI, IOS and each of the Subsidiaries from time to time becoming a party to the Agreement, as Guarantors, the several financial institutions from time to time party to the Agreement, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.34 to IOS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the “September 30, 2001 10-Q”)).

10.7

First Amendment and Waiver to the 2001 Credit Agreement, dated as of March 12, 2002, by and among IOS, FTDI, the subsidiaries listed on the signature pages thereof, as Guarantors, the several financial institutions listed on the signature pages thereof, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.34 of the 2002 FTD S-4).

10.8+

Waiver to the 2001 Credit Agreement, dated as of August 15, 2002, by and among FTD, Inc., FTDI, the subsidiaries listed on the signature pages thereof, as Guarantors, the several financial institutions listed on the signature pages thereof, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.

10.9	Pledge Agreement, dated May 24, 1999, by and among FTD Corporation, FTDI and the Agent (incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K).

10.10	Security Agreement, dated November 20, 1997, by and among FTD Corporation, FTDI and the Agent (incorporated by reference to Exhibit 10.3 of the 1997 FTD S-1).

10.11

Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2001 from FTDI to Harris Trust and Savings Bank, as administrative agent (incorporated by reference to Exhibit 10.35 to the September 30, 2001 10-Q).

10.12

Pledge Agreement dated as of September 27, 2001, by and among IOS, FTDI, and the other parties executing the Agreement under the heading “Pledgors” and Harris Trust and Savings Bank, acting as administrative agent (incorporated by reference to Exhibit 10.36 to the September 30, 2001 10-Q).

10.13

Security Agreement dated as of September 27, 2001, by and among IOS, FTDI, and the other parties executing this Agreement under the heading “Debtors” and Harris Trust and Savings Bank, acting as administrative agent (incorporated by reference to Exhibit 10.37 to the September 30, 2001 10-Q).

10.14

Securityholders’ and Registration Rights Agreement, dated as of December 19, 1994, among FTD Corporation, FTDI, BT Securities Corporation and Montgomery Securities (incorporated by reference to Exhibit 10.11 of FTD Corporation’s Registration Statement on Form S-1, as amended (File No. 033-91582) (the “1995 FTD S-1”)).

10.15	Tax Sharing Agreement, dated as of December 19, 1994, between FTD Corporation and FTDI (incorporated by reference to Exhibit 10.12 of the 1995 FTD S-1).

10.16

First Amendment to Tax Sharing Agreement, dated as of May 19, 1999 among FTD Corporation, FTDI and FTD.COM (incorporated by reference to Exhibit 10.6 to FTD.COM’s Registration Statement on Form S-1, as amended (the “FTD.COM S-1”)).

10.17	Stockholders’ Agreement, dated as of December 19, 1994, among FTD Corporation and certain stockholders of FTD Corporation (incorporated by reference to Exhibit 10.13 to the 1995 FTD S-1).

10.18*	FTD Corporation Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.14 to the 1995 FTD S-1).

10.19*	FTD, Inc. 2002 Long-Term Equity Incentive Plan (incorporated by reference to Annex F to the 2002 FTD S-4).

10.20*

Letter dated April 12, 2001 regarding Robert L. Norton employment arrangements (incorporated by reference to Exhibit 10.27 to the IOS Form 10-K for the fiscal year ended June 30, 2001 (the “IOS 2001 10-K”)).

10.21*

Letter dated June 14, 2001 regarding Michael J. Soenen employment arrangements (incorporated by reference to Exhibit 10.11 to the FTD.COM Form 10-K for the fiscal year ended June 30, 2001 (the “FTD.COM 2001 10-K”)).

10.22*+	Letter dated June 28, 2002 regarding Carrie A. Wolfe employment arrangements.

10.23*+	Letter dated June 28, 2002 regarding William J. Van Cleave employment arrangements.

10.24*+	Letter dated June 28, 2002 regarding Ann M. Hofferberth employment arrangements.

10.25*+	Letter dated June 28, 2002 regarding Michael J. Soenen employment arrangements.

10.26*

Restricted Shares Agreement, dated as of June 12, 2000, between FTDI and Robert L. Norton (incorporated by reference to Exhibit 10.17 to IOS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 Form 10-K”)).

10.27

Termination Agreement, dated as of April 30, 2001, among FTDI and FTD Association (incorporated by reference to Exhibit 10.25 to IOS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”)).

10.28*	Secured Promissory Note between FTDI and Timothy R. Rasmussen dated as of June 12, 2001 (incorporated by reference to Exhibit 10.25 to the IOS 2001 10-K).

10.29*

Form of Secured Promissory Note, dated as of May 17, 2001, between FTD.COM and each of Michael Soenen, Frederick Johnson, Bill Van Cleave and Carrie Wolfe (incorporated by reference to Exhibit 10.26 to the FTD.COM 2001 10-K).

10.30*	Secured Promissory Note between FTD.COM and Carrie Wolfe, dated as of June 11, 2001 (incorporated by reference to Exhibit 10.27 to the FTD.COM 2001 10-K).

10.31*

Restricted Shares Agreement, dated as of May 17, 2000, between FTD.COM and Michael J. Soenen (incorporated by reference to Exhibit 4.6 to FTD.COM’s Registration Statement on Form S-8 (Commission File No. 333-39846) (the “FTD.COM S-8”)).

10.32*

Form of Restricted Shares Agreement dated as of May 17, 2000, between  FTD.COM and each of William J. Van Cleave for 125,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 and Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 (incorporated by reference to Exhibit 4.7 to the FTD.COM S-8).

10.33*

Form of Restricted Shares Agreement, dated as of June 9, 2000, between FTD.COM and Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of June 9, 2000 (incorporated by reference to Exhibit 4.7 to the FTD.COM S-8).

10.34*

Form of Confidentiality and Non-Competition Agreement between FTD.COM and each of Frederick K. Johnson and William J. Van Cleave (incorporated by reference to Exhibit 10.15 to the FTD.COM Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-26779) (the “FTD.COM 2000 10-K”)).

10.35*	Form of Confidentiality and Non-Competition Agreement, dated as of January 8, 2001, between FTD.COM and Ann Hofferberth (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K).

10.36*

Form of Confidentiality and Non-Competition Agreement, dated as of June 14, 2001, between FTD.COM and each of Michael J. Soenen and Carrie A. Wolfe (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K).

10.37*

Form of Director Non-Qualified Stock Option Agreement, dated as of December 22, 1999, between FTD.COM and each of Samuel I. Hill for 25,000 shares and Richard M. Owen for 25,000 shares (incorporated by reference to Exhibit 4.6 to the FTD.COM S-8).

10.38*

Form of Director Non-Qualified Stock Option Agreement, dated as of June 13, 2000, between FTD.COM and each of Samuel I. Hill for 15,000 shares and Richard M. Owen for 15,000 shares (incorporated by reference to Exhibit 4.6 to the FTD.COM S-8).

10.39*

Form of Non-Qualified Stock Option Agreement, dated as of January 8, 2001, between FTD.COM and Ann Hofferberth for 125,000 shares at a price of $1.94 per share (incorporated by reference to Exhibit 4.5 to the FTD.COM S-8).

10.40	Escrow Agreement, dated as of June 29, 2001, among FTDI, the Association, and Bank One Trust Company, National Association (incorporated by reference to Exhibit 10.26 to the IOS 2001 10-K).

10.41	Form of Trademark License Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.3 to the FTD.COM S-1).

10.42	Form of Florists’ Online Hosting Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.7 to the FTD.COM S-1).

10.43	Form of Commission Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.8 to the FTD.COM S-1).

21.1+	Subsidiaries of FTD, Inc.

23.1+	Consent of KPMG LLP.

24.1+	Powers of Attorney.

*      Management contract or compensatory arrangement.
+      Filed as an exhibit to this Form 10-K.