Form 10-Q
period 2002-09-30
FTD INC
filed 2002-11-13
CIK 944537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission File Number

000-21277

FTD, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3711271
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3113 WOODCREEK DRIVE
DOWNERS GROVE, IL 60515-5420
(Address of Principal Executive Offices)

(630) 719-7800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No☐

As of November 8, 2002, there were 14,365,583 outstanding shares of the Registrant’s Class A common stock, par value $.01 per share (“Class A Common Stock”), and 2,073,750 outstanding shares of the Registrant’s Class B convertible common stock, par value $.0005 per share (“Class B Convertible Common Stock” and, together with Class A Common Stock, “Common Stock”).

FTD, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FTD, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS	September 30, 2002	June 30, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$9,779	$36,410
Restricted cash	—	1,400
Accounts receivable, less allowance for doubtful accounts of $5,424 at September 30, 2002 and $6,093 at June 30, 2002	40,058	26,203
Inventories, net	10,046	9,741
Deferred income taxes	5,026	5,026
Prepaid expenses and other	6,976	4,343
Total current assets	71,885	83,123

Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,941	8,968
Mercury consoles	8,263	8,275
Furniture and equipment	23,728	23,675
Total	42,532	42,518
Less accumulated depreciation	28,754	28,058
Property and equipment, net	13,778	14,460

Other assets:
Other noncurrent assets, net	10,942	10,760
Other intangibles, less accumulated amortization of $3,041 at September 30, 2002 and $2,827 at June 30, 2002	16,265	16,328
Goodwill, less accumulated amortization of $17,286 at September 30, 2002 and June 30, 2002	112,075	107,230
Total other assets	139,282	134,318
Total assets	$224,945	$231,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$5,611	$11,469
Accounts payable	31,617	30,489
Customer deposits	8,329	8,438
Unearned income	1,329	954
Other accrued liabilities	8,779	12,090
Total current liabilities	55,665	63,440

Long-term debt	39,350	47,000
Post-retirement benefits and accrued pension obligations, less current portion	4,769	4,880
Deferred income taxes	5,372	2,364

Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 30,000,000 shares authorized; 14,729,302 and 14,629,316 shares issued at September 30, 2002 and June 30, 2002, respectively	147	146
Class B convertible, $0.0005 par value, 3,000,000 shares authorized; 2,900,000 and 3,000,000 shares issued at September 30, 2002 and June 30, 2002, respectively	1	2
Paid-in capital	148,710	148,708
Accumulated deficit	(10,565)	(16,375)
Accumulated other comprehensive loss	(899)	(849)
Unamortized restricted stock	(1,219)	(1,639)
Treasury stock at cost, 307,507 and 260,407 shares of Class A, respectively, and 801,250 shares of Class B convertible as of September 30, 2002 and June 30, 2002	(16,386)	(15,776)
Total stockholders’ equity	119,789	114,217
Total liabilities and stockholders’ equity	$224,945	$231,901

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2002	2001

Revenues:
Products	$46,642	$33,174
Services	26,944	27,729
Total revenues	73,586	60,903

Costs of goods sold and services provided:
Products	33,498	24,866
Services	4,622	4,860
Total costs of goods sold and services provided	38,120	29,726

Gross profit:
Products	13,144	8,308
Services	22,322	22,869
Total gross profit	35,466	31,177

Operating expenses:
Advertising and selling	13,398	11,128
General and administrative	11,702	11,265
Total operating expenses	25,100	22,393

Income from operations	10,366	8,784

Other income and expenses:
Interest income	(109)	(286)
Interest expense	600	1,014
Other (income) expense, net	(56)	355
Total other income and expenses	435	1,083

Income before income tax and minority interest	9,931	7,701

Income tax expense	4,121	2,965
Minority interest	—	627

Net income	$5,810	$4,109

Other comprehensive loss:
Foreign currency translation adjustments	50	66

Comprehensive income	$5,760	$4,043

Net income per common share — basic	$0.35	$0.28
Net income per common share — diluted	$0.35	$0.28

Weighted average common shares outstanding — basic	16,403	14,490
Weighted average common shares outstanding — diluted	16,629	14,741

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,810	$4,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,829	2,348
Amortization of restricted stock	420	379
Amortization and write-off of deferred financing costs and original issue discount	82	342
Non-cash settlement of liabilities	—	(807)
Provision for doubtful accounts	807	620
Deferred income taxes	4,121	2,965
Minority interest in gain of subsidiary	—	627
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	1,400	—
Accounts receivable	(14,662)	(4,687)
Inventories	(202)	(225)
Prepaid expenses and other	(2,633)	621
Other noncurrent assets	(1,099)	(519)
Accounts payable	914	(6,507)
Other accrued liabilities, unearned income and customer deposits	(2,319)	(1,600)

Net cash used in operating activities	(5,532)	(2,334)

Cash flows from investing activities:
Purchase of Flowers Direct	(4,703)	—
Expenditures related to the 2002 Merger	(87)	—
Capital expenditures	(53)	(1,216)
Decrease (increase) in officer notes receivable	48	(380)

Net cash used in investing activities	(4,795)	(1,596)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	(7,650)	42,125
Repayments of long-term debt	—	(30,000)
Deferred financing costs	(188)	(807)
Book overdrafts	(5,858)	(4,196)
Issuance of common stock	75	—
Repurchase of common stock	(2,633)	—

Net cash provided by (used in) financing activities	(16,254)	7,122

Effect of foreign exchange rate changes on cash	(50)	(66)

Net increase (decrease) in cash and cash equivalents	(26,631)	3,126

Cash and cash equivalents at beginning of period	36,410	30,890

Cash and cash equivalents at end of period	$9,779	$34,016

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$554	$927
Income taxes	$650	$152

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD, Inc., formerly known as IOS Brands Corporation (the “Registrant” or the “Company”), is a Delaware corporation that was formed in 1994.  As used in the Notes to the Consolidated Financial Statements, the terms the “Registrant” or the “Company” refer to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its indirect wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”), Renaissance Greeting Cards, Inc. (“Renaissance”) and FTD Canada, Inc.  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

Effective June 28, 2002, the Company, FTD and FTD.COM completed a merger transaction (the “2002 Merger”) pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  Prior to the 2002 Merger, the financial statements of FTD.COM were consolidated in the Company’s consolidated financial statements.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Certain amounts in the consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations and comprehensive income and cash flows for the three-month period ended September 30, 2001 have been reclassified to conform to the current period presentation.

Note 3.  Recently Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets was issued. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company adopted SFAS No. 142 as of July 1, 2002.  See Note 9 for additional information.

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

In April 2002, SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The Company elected to early adopt SFAS No. 145 during the year ended June 30, 2002. Accordingly, the loss on extinguishment of debt in the amount of $0.6 million, relating to the early repayment during the first quarter of fiscal year 2002, of debt incurred under the credit agreement originally entered into in 1997, (the “1997 Credit Agreement”) has been reflected as a component of other (income) expense, net in the Company’s consolidated financial statements.

In July 2002, SFAS No. 146, Accounting for Costs Associated with an Exit or Disposal Activity, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), was issued.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a company record a liability when that liability is incurred and can be measured at fair value.  Incurred is defined as when an event obligates the entity to transfer or use assets.  The recognition of termination benefits to employees will depend on whether additional service is required of the employee.  If the employee must continue to provide service for a period of at least 60 days in order to be eligible for the benefits (called a “minimum retention period”), the fair value of the benefits will be accrued over the time the employee renders the service.  If future service beyond a minimum retention period is not required, the liability for the fair value of the benefits will be recognized at the time the company communicates the arrangement to the employees.  The Company will apply SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

Note 4.  Acquisition

On July 18, 2002, the Company’s wholly-owned subsidiary FTD.COM completed the acquisition of certain assets of Flowers Direct, L.L.P. (“Flowers Direct”) pursuant to an asset purchase agreement by and among Flowers Direct, E-Service Holdings, LLC, Express Worldwide Florist, Inc. and FTD.COM (the “Flowers Direct Purchase Agreement”). Flowers Direct is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers Direct Purchase Agreement, the purchase price of the acquisition was approximately $4.7 million.  Additionally, the Company incurred $0.2 million of other acquisition costs.  The assets acquired primarily consisted of Flowers Direct’s customer list and goodwill.  The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the Company.  The results of operations of Flowers Direct since July 18, 2002 are included in the Company’s consolidated financial statements.

                The Company accounted for the acquisition using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.  This allocation included a customer list valued at $0.1 million, which will be amortized over five years. At September 30, 2002, accumulated amortization associated with this intangible asset was $6,000.

Of the remaining portion of the purchase price, $4.8 million was allocated to goodwill.  In accordance with the provisions of SFAS No. 142, the $4.8 million in goodwill acquired in the acquisition of Flowers Direct will not be amortized and will be tested for impairment at least annually.  For tax purposes, the goodwill is expected to be deductible.  The pro forma impact of the acquisition is not material to the Company’s consolidated financial statements.

Note 5.  Revenues from Sale of Floral Selections Guide

As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership. The Company recognizes revenue related to the Floral Selections Guide when it is shipped to the florist. The purchase of such Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing. There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases.  Revenue from sales of the Floral Selections Guide during the three-month periods ended September 30, 2002 and 2001 was $4.9 million and $0.3 million, respectively.

Note 6.  Consideration Given to Customers

During the third quarter of fiscal year 2002, the Company adopted the requirements of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  In accordance with the requirements of EITF No. 01-9, the Company has reclassified certain advertising and selling expenses related to its florist business segment to contra-revenue that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company. The financial data for the three months ended September 30, 2001 has been reclassified to conform with EITF No. 01-9.  The amounts related to the cash rebates for the three-month periods ended September 30, 2002 and 2001 were $0.5 million and $0.4 million, respectively.

Also, in accordance with the requirements of EITF No. 01-9, the Company has reclassified advertising and selling expenses for the three months ended September 30, 2001 related to its consumer business segment to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order. The amounts related to the granting of mileage and reward points for the three-month periods ended September 30, 2002 and 2001 were $0.6 million and $0.4 million, respectively.

Note 7.  Income Taxes

The provisions for income taxes for the three-month periods ended September 30, 2002 and 2001 were $4.1 million, reflecting an effective rate of 41.5%, and $3.0 million, reflecting an effective rate of 38.5%, respectively.

At September 30, 2002, the net current deferred tax asset was $5.0 million and the net long-term deferred tax liability was $5.4 million.  Management believes that based on their estimation of taxable income in future years, including the reversal of deferred tax liabilities, coupled with tax planning strategies, that no valuation allowance is necessary for deferred tax assets.

Note 8.  Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, the computations of basic and diluted earnings per share for the three-month periods ended September 30, 2002 and 2001 are as follows:

	Three months ended
	September 30,
	2002	2001
	(in thousands, except per share data)

Net income	$5,810	$4,109

Weighted average basic shares of Common Stock outstanding	16,403	14,490
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	154	99
Options to purchase shares of Class A Common Stock	72	152
Weighted average diluted shares of Common Stock outstanding	16,629	14,741

Basic net income per share of Common Stock	$0.35	$0.28
Diluted net income per share of Common Stock	$0.35	$0.28

Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of 82,400 shares and 47,000 shares for the three-month periods ended September 30, 2002 and 2001, respectively.

Note 9.  Goodwill and Other Intangibles

The Company completed its evaluation for impairment of goodwill and trademark assets during the three-month period ended September 30, 2002.  An evaluation was completed as of July 1, 2002 and it was determined that no impairment existed as a result of the analysis.  The Company will evaluate goodwill and trademark assets for impairment at least annually.

The following is a summary of net income and earnings per share for the three months ended September 30, 2002 compared to the same quarter of the prior fiscal year as adjusted to remove amortization of goodwill and trademark assets from the prior fiscal year period as these assets are no longer required to be amortized in the 2002 period:

	Three Months Ended September 30,
	2002	2001
	(in thousands, except per share data)
Net income as reported	$5,810	$4,109
Add back: goodwill and trademark amortization	—	664
Net income — adjusted	$5,810	$4,773

Basic earnings per share as reported	$0.35	$0.28
Goodwill and trademark amortization	—	0.05
Basic earnings per share — adjusted	$0.35	$0.33

Diluted earnings per share as reported	$0.35	$0.28
Goodwill and trademark amortization	—	0.04
Diluted earnings per share — adjusted	$0.35	$0.32

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at September 30, 2002 and estimated amortization expense for each of the next five fiscal years:

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total amortizable intangible assets:
Customer lists	$4,306	$(322)	$3,984

Estimated Amortization Expense:
For the year ending June 30, 2003	$860
For the year ending June 30, 2004	861
For the year ending June 30, 2005	861
For the year ending June 30, 2006	861
For the year ending June 30, 2007	753

Amortization expense for the three months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Goodwill and trademark amortization	$—	$664
Amortization of other intangibles	214	—
Total amortization expense	$214	$664

During the three months ended September 30, 2002, the unamortizable trademark had no change in the carrying amount of $12,281. The changes in the carrying amount of goodwill, by segment, for the three months ended September 30, 2002 are as follows:

	Florist Business	Consumer Business	Total
	(in thousands)
Balance as of June 30, 2002	$47,680	$59,550	$107,230
Addition related to acquisition of certain assets of Flowers Direct	—	4,758	4,758
Adjustment related to the 2002 Merger	—	87	87
Balance as of September 30, 2002	$47,680	$64,395	$112,075

Note 10.  Financing Arrangements

On September 27, 2002, the Company and FTD entered into an Amended and Restated Credit Agreement with Harris Trust and Savings Bank (the “2002 Credit Agreement”), which amended the credit agreement dated as of September 27, 2001 by and among the Company, FTD and Harris Trust and Savings Bank, as Administrative Agent (the “2001 Credit Agreement”).  The 2002 Credit Agreement includes a revolving credit commitment of $75.0 million.  Under the terms of the 2002 Credit Agreement, borrowings are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate (“LIBOR”).

The 2002 Credit Agreement includes covenants which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from the Company’s and any of its subsidiaries’ issuances of equity securities.  The Company is in compliance with all debt covenants at September 30, 2002.

The 2002 Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s and its subsidiaries’ ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions.  The 2002 Credit Agreement also includes restrictions that limit the Company’s subsidiaries’ ability to pay dividends.  In addition, substantially all of the assets of the Company are pledged as security under the 2002 Credit Agreement.

The outstanding debt balance of $39.4 million at September 30, 2002 was classified as long-term debt.  As of September 30, 2002, no repayments of the debt outstanding under the 2002 Credit Agreement are required prior to December 31, 2005, at which time the outstanding balance is due in full.

As a result of entering into the 2001 Credit Agreement, $0.6 million of unamortized deferred financing costs associated with the 1997 Credit Agreement were expensed in the three-month period ended September 30, 2001, reflected in other (income) expense, net.

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

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt. The interest rate caps had a notional amount of $20.0 million at a cap rate of 5.0% at September 30, 2002, and are effective through December 31, 2003. The financing party agrees to pay the Company a variable rate (LIBOR) on the notional amount if the rate on the floating rate debt exceeds the cap rate. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term. The interest rate cap cost was $0.1 million.  Due to decreases in market value, the carrying value at September 30, 2002 was $1,900, which approximates fair value.

Note 11.  Related Party Transactions

                The Company incurred expenses of $0.5 million for the three-month periods ended September 30, 2002 and 2001 related to the payment for management, financial and other corporate advisory services and related expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc. The Company’s management consulting services agreement that it entered into with these parties requires payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At September 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.  At September 30, 2001, the Company had loans receivable from various officers of the Company of $2.6 million, with terms ranging from four to five years, principal due at maturity from 2003 to 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Note 12.  Capital Transactions

During the three-month period ended September 30, 2002, pursuant to the terms of the Company’s 1994 Stock Award and Incentive Plan, as amended (the “Plan”), options to purchase 8,000 shares of Class A Common Stock previously granted were canceled and 6,900 options were exercised.  The Company did not issue any restricted shares during the three-month period ended September 30, 2002.  The Company repurchased 54,000 shares of Class A Common Stock into treasury for $683,000 during the three-month period ended September 30, 2002.  In addition, the Company paid $1,950,000 related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.

During the three-month period ended September 30, 2001, pursuant to the terms of the Plan, options to purchase 6,500 shares of Class A Common Stock previously granted were canceled and no options were exercised.  The Company did not issue any restricted shares during the three-month period ended September 30, 2001. The Company did not repurchase into treasury any outstanding shares of Common Stock during the three-month period ended September 30, 2001.

Note 13.  Litigation Settlement

The Company recorded a $2.6 million gain in the three-month period ended September 30, 2001 for the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, which includes the reversal of $0.8 million in accruals related to the gain. The gain was recorded in general and administrative expenses.

Note 14.  Segment Information

Following the 2002 Merger and the resulting changes in the Company’s corporate structure, the Company reorganized the manner in which its resources are allocated and, as a result, reviews results based on the consumer business and the florist business segments.  The discrete operating results for both the consumer business and florist business segments are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.  Composition of the Company’s reportable segments for the three months ended September 30, 2001 have been reclassified to conform to the current year presentation.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments.  As such, interest income, interest expense and income tax expense are recorded on a consolidated corporate basis.

        The florist business segment includes all products and services sold to FTD member florists, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesale product sales.  The consumer business segment encompasses floral and specialty gift items sold to consumers primarily through FTD.COM’s Web site, www.ftd.com, or its 1-800-SEND-FTD toll-free telephone number.

Of the Company’s assets totaling approximately $224.9 million at September 30, 2002, the assets of the Company’s consumer business totaled $81.6 million, of which $7.3 million was cash and cash equivalents.  The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of $200.6 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Operating Company and FTD.COM had entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, an indemnification agreement, a trademark license agreement, a registration rights agreement, a tax sharing agreement, an intercompany services agreement and a Florists’ Online hosting agreement.   Upon consummation of the 2002 Merger, the intercompany services, the indemnification and the registration rights agreements between the Operating Company and FTD.COM were terminated.

The following table details the Company’s operating results by reportable business segment for the three-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002			2001
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Florist business	$45,964	$(20)	$45,944	$41,274	$40	$41,314
Consumer business	30,407	(2,765)	27,642	21,878	(2,289)	19,589
Total	76,371	(2,785)	73,586	63,152	(2,249)	60,903

Costs of Goods Sold and Services Provided:
Florist business	16,531	(456)	16,075	14,405	(537)	13,868
Consumer business	21,819	(344)	21,475	15,424	(242)	15,182
Corporate	570	—	570	676	—	676
Total	38,920	(800)	38,120	30,505	(779)	29,726

Gross Margin:
Florist business	29,433	436	29,869	26,869	577	27,446
Consumer business	8,588	(2,421)	6,167	6,454	(2,047)	4,407
Corporate	(570)	—	(570)	(676)	—	(676)
Total	37,451	(1,985)	35,466	32,647	(1,470)	31,177

Operating Expenses:
Florist business	15,970	(1,960)	14,010	15,223	(1,470)	13,753
Consumer business	4,766	(308)	4,458	1,718	(202)	1,516
Corporate	6,349	283	6,632	6,922	202	7,124
Total	27,085	(1,985)	25,100	23,863	(1,470)	22,393

Operating Income (Loss) before Corporate Allocations:
Florist business	13,463	2,396	15,859	11,646	2,047	13,693
Consumer business	3,822	(2,113)	1,709	4,736	(1,845)	2,891
Corporate	(6,919)	(283)	(7,202)	(7,598)	(202)	(7,800)
Total	10,366	—	10,366	8,784	—	8,784

Corporate Allocations:
Florist business	2,879	—	2,879	3,068	—	3,068
Consumer business	756	—	756	717	—	717
Corporate	(3,635)	—	(3,635)	(3,785)	—	(3,785)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	10,584	2,396	12,980	8,578	2,047	10,625
Consumer business	3,066	(2,113)	953	4,019	(1,845)	2,174
Corporate	(3,284)	(283)	(3,567)	(3,813)	(202)	(4,015)
Total	$10,366	$—	$10,366	$8,784	$—	$8,784

Depreciation and Amortization:
Florist business	$653	$—	$653	$787	$—	$787
Consumer business	79	—	79	3	—	3
Corporate	1,097	—	1,097	1,558	—	1,558
Total	$1,829	$—	$1,829	$2,348	$—	$2,348

Note 15.  Subsequent Event

On October 2, 2002, the Company’s wholly-owned subsidiary FTD.COM completed the acquisition of the outstanding stock of A.F.E., Inc. (doing business as Flowers USA) (“Flowers USA”) pursuant to an agreement and plan of merger by and among FTD.COM, A.F.E. Acquisition Corp., A.F.E. Inc. and David M. Adams, as sole shareholder of A.F.E. Inc. (the “Flowers USA Agreement”). Flowers USA is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers USA Agreement, the purchase price of the acquisition was approximately $8.0 million, which was funded from the Company’s existing cash balances.  In addition, the Company assumed various liabilities and incurred acquisition costs.  The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Information” and elsewhere in this Form 10-Q.

Operations

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.  Composition of the Company’s reportable segments for the three-month period ended September 30, 2001 has been reclassified to conform to the current year presentation.

Florist business.  The florist business segment includes revenue associated with the services and products provided to member florists, primarily comprised of services and products as described below.

Clearinghouse services. Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled.  Revenue is also generated from the monthly membership fee charged to member florists and credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

Publications products and services.  Publications products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized in the periods in which the publications are issued.  Additionally, the Company provides services related to the set up and maintenance of FTD Florists’ Online Web sites hosted through FTD.COM’s www.ftd.com Web site.  Revenue for FTD Florists’ Online Web site hosting is recognized ratably over the one-year life of the agreements.

Mercury network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 56% of the Company’s member florists.  Florists who are linked by the Mercury Network are able to transmit orders cleared through the Company or through competing clearinghouses and to send each other messages based on a per order or per message fee.  Revenues for the services related to the processing of orders (including transmission charges) are recorded in the period the service is provided.

Mercury computer equipment products and services.  Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides a variety of options as it offers access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from hardware and software products (including specified upgrades/enhancements) at the time of shipment, however, for systems that are being leased, the Company recognizes software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time of occurrence.

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog published bi-annually by FTD featuring FTD products for all occasions. By capitalizing on the Company’s sourcing expertise and volume purchases, the Company is able to provide florists with a broad selection of products at competitive prices.   Sales of florist shop supplies are recorded when the products are shipped.

Consumer business.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  FTD.COM offers same-day delivery of floral orders and next-day delivery of specialty gift orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

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

Operating expenses.  Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to utilize the Mercury network.  Advertising expense is related to the Company’s extensive marketing and advertising programs on both national and local levels.  FTD’s national advertising promotes FTD florists, FTD-branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment promotes the FTD brand, its products and its services primarily through broadcast and cable television advertisements, magazine advertisements and newspaper supplements.  Sponsorships are also a major part of the florist business segment’s marketing efforts.  The florist business segment also supplies advertising and marketing tools on a local basis for FTD florists.  FTD florists are provided with advertising tools such as ad slicks for newspaper print advertising, point-of-sale items, radio scripts and television tapes to be tagged with individual shop information.  In addition, FTD florists can purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of offline, online, direct and customer loyalty marketing strategies.  The consumer business segment utilizes a balanced marketing program focused on both customer acquisition and retention.  Offline advertising consists primarily of yellow pages advertising.  Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites. The direct marketing campaign focuses on the development of relationships with many companies that have large consumer databases.  Statement inserts, e-mails, online placements, discount offers, mileage and point awards for purchases are utilized to market to these consumers.  The customer loyalty marketing strategies focus on the utilization of its extensive database of customer information to enhance its customer retention efforts.

General and administrative expenses primarily consist of direct corporate expenses, customer service expenses in both business segments and technology development expense.

Seasonality.  In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical financial performance and predicting the Company’s future financial performance. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. Also, seasonality is attributable to increased revenues in the quarter ended March 31 relating to the increased floral orders and shipments of Mother’s Day holiday products.  In addition, year over year total revenue and operating results will fluctuate in the first quarter related to the revenue generated from the Floral Selections Guide, which is published bi-annually.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may not be relevant when evaluating the Company’s historical financial performance and predicting the Company’s future performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

	Three months ended September 30,
	2002	2001	% Change
	(in thousands)
Revenues
Florist business	$45,944	$41,314	11.2%
Consumer business	27,642	19,589	41.1
Total revenues	$73,586	$60,903	20.8%

Total revenues increased by $12.7 million, or 20.8%, to $73.6 million for the three-month period ended September 30, 2002, compared to $60.9 million for the three-month period ended September 30, 2001.

Florist business segment revenue increased by $4.6 million, or 11.2%, to $45.9 million for the three-month period ended September 30, 2002, compared to $41.3 million for the three-month period ended September 30, 2001. This increase was primarily due to the bi-annual sale of the Floral Selections Guide to member florists, coupled with the increase in florist membership, offset in part by the timing of shipments of Christmas floral supplies to member florists.  Traditionally, as in the case of the current fiscal year, a larger portion of these Christmas supplies, primarily branded containers, are shipped in the second quarter, whereas in the prior fiscal year, a larger portion of these supplies were shipped in the first quarter.

Consumer business segment revenue increased by $8.0 million, or 41.1%, to $27.6 million for the three-month period ended September 30, 2002, compared to $19.6 million for the three-month period ended September 30, 2001. This increase was primarily due to continued growth in order volume.  This growth was primarily due to sales attributable to the acquisition of certain assets of the National Flora and Flowers Direct businesses, which were acquired by the Company in November 2001 and July 2002, respectively, and organic growth within the consumer business segment due to new and existing marketing initiatives and expanded product offerings.

	Three months ended September 30,
	2002	2001	% Change
	(in thousands)
Cost of goods sold and services provided
Florist business	$16,075	$13,868	15.9%
Consumer business	21,475	15,182	41.5
Corporate	570	676	(15.7)
Total cost of goods sold and services provided	$38,120	$29,726	28.2%

Total costs of goods sold and services provided increased by $8.4 million, or 28.2%, to $38.1 million for the three-month period ended September 30, 2002, compared to $29.7 million for the three-month period ended September 30, 2001. Gross margin decreased to 48.2% for the three-month period ended September 30, 2002 from 51.2% for the three-month period ended September 30, 2001, which is due to the higher mix of sales in the Company’s lower margin consumer business.

Cost of goods sold and services provided associated with the florist business segment increased by $2.2 million, or 15.9%, to $16.1 million for the three-month period ended September 30, 2002, compared to $13.9 million for the three-month period ended September 30, 2001, primarily due to the increased level of sales.  Gross margin for the florist business decreased to 65.0% for the three-month period ended September 30, 2002 from 66.4% for the three-month period ended September 30, 2001, due to the bi-annual sale of the Floral Selection Guide, which is a lower margin product.

Cost of goods sold and services provided associated with the consumer business segment increased by $6.3 million, or 41.5%, to $21.5 million for the three-month period ended September 30, 2002, compared to $15.2 million for the three-month period ended September 30, 2001, primarily due to an increase in order volume as discussed in the revenue section above.  Gross margin for the consumer business decreased to 22.3% for the three-month period ended September 30, 2002 from 22.5% for the three-month period ended September 30, 2001 primarily due to an increase in order processing costs resulting from an increase in the percentage of lower margin phone orders compared to internet orders.  In the first quarter of the current fiscal year phone orders were 24% of total orders delivered compared to 12% in the same period of the prior fiscal year.  This increase was primarily related to the acquisition of certain assets of the National Flora and Flowers Direct businesses, which the Company acquired in November 2001 and July 2002, respectively, which are primarily phone based businesses.

	Three months ended September 30,
	2002	2001	% Change
	(in thousands)
Advertising and selling costs
Florist business	$11,478	$9,759	17.6%
Consumer business	1,920	1,369	40.2
Total advertising and selling costs	$13,398	$11,128	20.4%

Advertising and selling costs increased by $2.3 million, or 20.4%, to $13.4 million for the three-month period ended September 30, 2002, compared to $11.1 million for the three-month period ended September 30, 2001.

Advertising and selling costs associated with the florist business increased by $1.7 million, or 17.6%, to $11.5 million for the three-month period ended September 30, 2002, compared to $9.8 million for the three-month period ended September 30, 2001, primarily due to an increase in the number of employees in the Company's field sales force.  These costs were partially offset by other headcount reductions and related general and administrative cost savings for the florist business as discussed below.

Advertising and selling costs associated with the consumer business increased by $0.5 million, or 40.2%, to $1.9 million for the three-month period ended September 30, 2002, compared to $1.4 million for the three-month period ended September 30, 2001, primarily due to an increase in offline advertising expense.  During the second quarter of fiscal year 2002, the consumer business began incurring costs for yellow pages advertising related to the acquisition of certain assets of National Flora, which contributed to the increase in offline advertising expenses.

	Three months ended September 30,
	2002	2001	% Change
	(in thousands)
General and administrative costs
Florist business	$2,532	$3,994	(36.6)%
Consumer business	2,538	147	NM
Corporate	6,632	7,124	(6.9)
Total general and administrative costs	$11,702	$11,265	3.9%

                Excluding the $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, which was recorded in the first quarter of fiscal year 2002 by the consumer business segment, general and administrative costs decreased by $2.2 million, or 15.8%, to $11.7 million for the three-month period ended September 30, 2002, compared to $13.9 million for the three-month period ended September 30, 2001.

General and administrative costs for the florist business decreased by $1.5 million, or 36.6%, for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.  This decrease was partially attributable to cost control efforts which encompassed headcount reductions in corporate technology functions and the elimination of general and administrative costs related to the Value Network Service, a lower-cost florist network.

Excluding the $2.6 million gain noted above, general and administrative costs for the consumer business decreased by $0.2 million, or 7.4%, for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001, due to a reduction in administrative headcount partially offset by increased customer service costs related to increased order volume.

Corporate general and administrative costs decreased $0.5 million, or 6.9%, for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 primarily due to the reduction of amortization expense resulting from the adoption of SFAS No. 142 during the first quarter of fiscal year 2003.

	Three months ended September 30,
	2002	2001	% Change
	(in thousands)
Other income and expenses
Interest income	$(109)	$(286)	NM
Interest expense	600	1,014	(40.8)
Other (income) expense, net	(56)	355	(115.8)
Total other income and expenses	$435	$1,083	(59.8)%

Interest income decreased $0.2 million to $0.1 million for the three-month period ended September 30, 2002 compared to $0.3 million for the three-month period ended September 30, 2001.  This decrease is primarily due to a decrease in cash balances and a reduction in interest rates.

Interest expense decreased $0.4 million to $0.6 million for the three-month period ended September 30, 2002 compared to $1.0 million for the three-month period ended September 30, 2001.  The decrease is primarily due to a decrease in long-term debt and a reduction in interest rates.

Excluding the $0.6 million charge attributable to the write-off of deferred financing fees during the three months ended September 30, 2001, other (income) expense, net decreased to $0.1 million of income for the three-month period ended September 30, 2002 compared to $0.2 million of income for the three-month period ended September 30, 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $9.8 million at September 30, 2002 from $36.4 million at June 30, 2002.  Cash and cash equivalents increased to $34.0 million at September 30, 2001 from $30.9 million at June 30, 2001.

Cash used in operating activities was $5.5 million for the three-month period ended September 30, 2002, which primarily consisted of a $14.7 million increase in accounts receivable, due in part to the bi-annual sale of the Floral Selections Guide to FTD member florists, which shipped in September 2002, and timing of credit card receivables from member florists, offset in part by $5.8 million of net income.  Cash used in operating activities was

$2.3 million for the three-month period ended September 30, 2001, which primarily consisted of a $6.5 million decrease in accounts payable and a $4.7 million increase in accounts receivable, offset by $4.1 million of net income and $2.3 million of depreciation and amortization expense.

Cash used in investing activities was $4.8 million for the three-month period ended September 30, 2002, which primarily consisted of $4.7 million used to purchase certain assets of Flowers Direct.  Cash used in investing activities was $1.6 million for the three-month period ended September 30, 2001, which consisted of $1.2 million in capital expenditures and a $0.4 million increase in officer notes receivable.

Cash used in financing activities was $16.3 million for the three-month period ended September 30, 2002, which primarily consisted of $7.7 million of net repayments on the revolving credit facility, $5.9 million related to a decrease in book overdrafts and $2.6 million used to repurchase common stock into treasury.  Cash provided by financing activities was $7.1 million for the three-month period ended September 30, 2001, which primarily consisted of $42.1 million in net proceeds from the revolving credit facility, offset by $30.0 million of repayments of long-term debt and $4.2 million related to a decrease in book overdrafts.

As consideration for terminating the contractual relationship between the Company and Florists’ Transworld Delivery Association (the “Association”), FTD paid $14.0 million to the Association, of which $12.6 million was paid on June 29, 2001, with the remaining $1.4 million being subject to a one-year escrow holdback, which is reflected as restricted cash in the Company’s consolidated balance sheet as of June 30, 2002.  The $1.4 million was paid on July 1, 2002.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2002 Credit Agreement. The 2002 Credit Agreement provides maximum availability of $75.0 million. Borrowings under the 2002 Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At September 30, 2002, the Company had $39.4 million outstanding under the revolving credit facility and $2.6 million outstanding under various letters of credit.  The amounts available under the revolving credit facility will mature in no event later than December 31, 2005.  The 2002 Credit Agreement includes covenants which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from certain issuances of equity securities.  At September 30, 2002, the Company was in compliance with the covenants contained in the 2002 Credit Agreement.

In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, under which the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate.  The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term.  The interest rate cap cost was $0.1 million.  Due to decreases in market value, the carrying value at September 30, 2002 was $1,900, which approximates fair value.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2002 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs, and to make interest and principal payments as they become due under the terms of the 2002 Credit Agreement.

Income Taxes

The provisions for income taxes for the three-month periods ended September 30, 2002 and 2001 were $4.1 million, reflecting an effective rate of 41.5%, and $3.0 million, reflecting an effective rate of 38.5%, respectively.

At September 30, 2002, the net current deferred tax asset was $5.0 million and the net long-term deferred tax liability was $5.4 million.  Management believes that based on their estimation of taxable income in future years, including the reversal of deferred tax liabilities, coupled with tax planning strategies, that no valuation allowance is necessary for deferred tax assets.

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

                On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, distribution agreements and the valuation of accounts receivable, inventory and deferred income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

                Revenues generated by the florist business segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered.  Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided.  Sales of florist shop supplies are recorded when the products are shipped.  Revenues relating to publications are recognized in the periods in which the publications are issued.  Revenue for FTD Florists’ Online Web site hosting is recognized ratably over the one-year life of the agreements.  Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

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

Distribution Agreements

                FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party sites beyond a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on a per order amount taking into consideration the most likely number of orders to be taken under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders taken is impacted by a variety of factors, including but not limited to the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

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

Inventory

                The Company’s inventory consists of finished goods and is stated at the lower of cost or market value. The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company’s management makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

Long-lived Assets

                The Company recognizes intangible assets at fair value, whether acquired individually or as a part of a group of assets where the entire cost of the group of assets is allocated to the individual assets based on their relative fair values.  The subsequent accounting for intangible assets depends on whether its useful life is determinable.

An intangible asset with a determinable useful life is amortized evenly over that useful life, however the Company reevaluates whether an intangible asset has an indefinite or finite useful life each reporting period.  Additionally, the Company assesses the impairment if any events or changes in circumstances indicate that the carrying value may not be recoverable.

An intangible asset with an indefinite useful life is not amortized and is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired.  The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value.  For goodwill, the Company compares the fair value of the reporting unit with its carrying value.  Any excess of carrying value over fair value is recognized as an impairment loss in continuing operations.  In addition, if a nonamortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

See discussion of the adoption of SFAS No. 142 in Notes 3 and 9 of the Notes to the Consolidated Financial Statements.

Deferred Income Taxes

                The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  The Company has determined that it is more likely than not that its deferred tax assets will be realized.

Related Party Transactions

                The Company incurred expenses of $0.5 million for the three-month periods ended September 30, 2002 and 2001 related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc. The Company’s management consulting services agreement that it entered into with these parties requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At September 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.  At September 30, 2001, the Company had loans receivable from various officers of the Company of $2.6 million, with terms ranging from four to five years, principal due at maturity from 2003 to 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, including statements regarding anticipated revenue growth and increased profitability, forecasts for increases in revenues and opportunities within both the consumer and florist business segments that are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of the following: the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company’s marketing campaigns; the Company’s ability to retain customers and maintain average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites, including the FTD.COM Web site; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and pending or threatened litigation.  Additional risks, uncertainties and other factors are described in the Company’s

Registration Statement on Form S-4, as amended (File No. 333-84736), under the caption “Risk Factors.”  The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect events or circumstances after the date of this document that may bear upon the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, under which the financing party agrees to pay the Company a variable rate (LIBOR) if the rate on the floating rate debt exceeds the cap rate. During the quarter ended September 30, 2002, the variable interest rate did not exceed the 5.0% cap rate. Accordingly, the Company did not receive any payments under these agreements during the quarter ended September 30, 2002.

At September 30, 2002, $39.4 million of debt was outstanding under the 2002 Credit Agreement. A portion of the Company’s outstanding debt, which totaled $19.4 million at September 30, 2002, is not covered by interest rate cap agreements. An adverse change in interest rates would cause an increase in the amount of interest paid. If the Company’s borrowings were to remain outstanding for the remaining term of the 2002 Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $394,000 in the amount of annualized interest paid and annualized interest expense recognized in the consolidated financial statements. When the variable interest rate exceeds the 5.0% cap, a 100 basis point increase on the portion of the debt not covered by the interest rate cap would result in a $194,000 increase in annualized interest paid and annualized interest expense recognized in the consolidated financial statements.

The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar. The resulting Canadian exchange adjustments are included in the other comprehensive loss caption on the consolidated statements of operations and comprehensive income and was not material for the three-month periods ended September 30, 2002 and 2001. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements. The Company therefore does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

Item 4.  Controls and Procedures

                The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

                Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, FTD, FTD.COM and the directors of the Company and FTD.COM have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all public stockholders of FTD.COM:  Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the 2002 Merger was released.  The complaints generally make essentially the same allegations, namely that:

•                  the offer by the Company to exchange 0.26 shares of Class A Common Stock for each share of FTD.COM common stock is inadequate,

•                  the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the 2002 Merger proposal,

•                  the Company and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction, and

•                  the Company, FTD.COM and certain individual defendants timed the 2002 Merger to deny public stockholders the full potential increase in FTD.COM’s stock price following the 2002 Merger.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following Exhibit is included in this report:

Exhibit Number

Description

10.1

Amended and Restated Credit Agreement dated as of September 27, 2002, among Florists’ Transworld Delivery, Inc., FTD, Inc., and each of the Subsidiaries from time to time becoming a party to the Agreement, as Guarantors, the several financial institutions from time to time party to the Agreement, as Lenders, and from time to time parties thereto, Harris Trust and Savings Bank, as Administrative Agent.

(b)         Reports on Form 8-K

On September 12, 2002, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Chief Executive Officer and Chief Financial Officer’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: November 12, 2002	By:	/s/ CARRIE A. WOLFE
Chief Financial Officer and Treasurer Duly Authorized Principal Financial Officer

CERTIFICATIONS

I, Robert L. Norton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FTD, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ ROBERT L. NORTON
Robert L. Norton
Chairman of the Board of Directors and Chief Executive Officer

I, Carrie A. Wolfe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FTD, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ CARRIE A. WOLFE
Carrie A. Wolfe
Chief Financial Officer and Treasurer