Form 10-Q
period 2002-12-31
FTD INC
filed 2003-02-14
CIK 944537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

Commission File Number

000-21277

FTD, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3711271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3113 WOODCREEK DRIVE DOWNERS GROVE, IL 60515-5420
(Address of Principal Executive Offices)

(630) 719-7800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of February 10, 2003, there were 14,837,643 outstanding shares of the Registrant’s Class A common stock, par value $.01 per share (“Class A Common Stock”), and 1,605,000 outstanding shares of the Registrant’s Class B convertible common stock, par value $.0005 per share (“Class B Convertible Common Stock” and, together with Class A Common Stock, “Common Stock”).

FTD, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,605	$36,410
Restricted cash	—	1,400
Accounts receivable, less allowance for doubtful accounts of $4,882 at December 31, 2002 and $6,093 at June 30, 2002	32,507	26,203
Inventories, net	10,827	9,741
Deferred income taxes	5,026	5,026
Prepaid expenses and other	9,898	4,343
Total current assets	61,863	83,123

Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,942	8,968
Mercury consoles	4,178	8,275
Furniture and equipment	19,124	23,675
Total	33,844	42,518
Less accumulated depreciation	19,865	28,058
Property and equipment, net	13,979	14,460

Other assets:
Other noncurrent assets, net	9,816	10,760
Other intangibles, less accumulated amortization of $3,275 at December 31, 2002 and $2,827 at June 30, 2002	16,402	16,328
Goodwill, less accumulated amortization of $17,286 at December 31, 2002 and June 30, 2002	119,785	107,230
Total other assets	146,003	134,318
Total assets	$221,845	$231,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$4,228	$11,469
Accounts payable	47,342	30,489
Customer deposits	7,358	8,438
Unearned income	1,457	954
Other accrued liabilities	9,510	12,090
Total current liabilities	69,895	63,440

Long-term debt	20,000	47,000
Post-retirement benefits and accrued pension obligations, less current portion	4,721	4,880
Deferred income taxes	5,118	2,364

Stockholders’ equity:
Preferred stock: $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 30,000,000 shares authorized; 15,223,052 and 14,629,316 shares issued at December 31, 2002 and June 30, 2002, respectively	152	146
Class B convertible, $0.0005 par value, 3,000,000 shares authorized; 2,406,250 and 3,000,000 shares issued at December 31, 2002 and June 30, 2002, respectively	1	2
Paid-in capital	148,733	148,708
Accumulated deficit	(7,219)	(16,375)
Accumulated other comprehensive loss	(882)	(849)
Unamortized restricted stock	(978)	(1,639)
Treasury stock at cost, 401,659 and 260,407 shares of Class A, respectively, and 801,250 shares of Class B convertible as of December 31, 2002 and June 30, 2002	(17,696)	(15,776)
Total stockholders’ equity	122,111	114,217
Total liabilities and stockholders’ equity	$221,845	$231,901

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Revenues:
Products	$59,070	$45,296	$105,712	$78,469
Services	29,721	31,029	56,665	58,758
Total revenues	88,791	76,325	162,377	137,227

Costs of goods sold and services provided:
Products	45,405	35,915	78,903	60,779
Services	5,219	5,070	9,841	9,930
Total costs of goods sold and services provided	50,624	40,985	88,744	70,709

Gross profit:
Products	13,665	9,381	26,809	17,690
Services	24,502	25,959	46,824	48,828
Total gross profit	38,167	35,340	73,633	66,518

Operating expenses:
Advertising and selling	19,572	18,310	32,970	29,439
General and administrative	12,492	11,509	24,194	22,774
Total operating expenses	32,064	29,819	57,164	52,213

Income from operations	6,103	5,521	16,469	14,305

Other income and expenses:
Interest income	(18)	(231)	(127)	(517)
Interest expense	477	875	1,077	1,889
Other (income) expense, net	11	151	(45)	506
Total other income and expenses	470	795	905	1,878

Income before income tax and minority interest	5,633	4,726	15,564	12,427

Income tax expense	2,287	2,074	6,408	5,039
Minority interest	—	474	—	1,101

Net income	$3,346	$2,178	$9,156	$6,287

Other comprehensive (income) loss:
Foreign currency translation adjustments	(17)	10	33	76

Comprehensive income	$3,363	$2,168	$9,123	$6,211

Net income per common share - basic	$0.21	$0.15	$0.56	$0.43
Net income per common share - diluted	$0.20	$0.15	$0.55	$0.43

Weighted average common shares outstanding - basic	16,306	14,523	16,354	14,506
Weighted average common shares outstanding - diluted	16,511	14,775	16,581	14,757

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$9,156	$6,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,776	4,668
Deferred compensation expense	844	757
Amortization and write off of deferred financing costs and original issue discount	142	650
Non-cash settlement of liabilities	—	(807)
Impairment loss	—	449
Post-retirement benefits settlement gain	—	(1,395)
Minority interest in gain of subsidiary	—	1,101
Provision for doubtful accounts	2,012	1,633
Deferred income taxes	2,754	4,918
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	1,400	—
Accounts receivable	(8,316)	(9,413)
Inventories	(1,189)	(957)
Prepaid expenses and other	(5,127)	421
Other noncurrent assets	108	(275)
Accounts payable	16,653	11,085
Other accrued liabilities, unearned income, and customer deposits	(1,359)	363

Net cash provided by operating activities	20,854	19,485

Cash flows from investing activities:
Acquisitions	(12,739)	(8,994)
Expenditures related to the 2002 Merger	(138)	—
Capital expenditures	(2,513)	(2,240)
Decrease (increase) in officer notes receivable	248	(427)

Net cash used in investing activities	(15,142)	(11,661)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	(27,000)	23,875
Repayments of long-term debt	—	(30,000)
Deferred financing costs	(220)	(922)
Issuance of restricted stock	(183)	—
Book overdrafts	(7,241)	4
Issuance of treasury stock	258	—
Repurchase of treasury stock	(4,098)	—

Net cash used in financing activities	(38,484)	(7,043)

Effect of foreign exchange rate changes on cash	(33)	(76)

Net increase (decrease) in cash and cash equivalents	(32,805)	705

Cash and cash equivalents at beginning of period	36,410	30,890

Cash and cash equivalents at end of period	$3,605	$31,595

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1,087	$1,482
Income taxes	$3,655	$158

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD, Inc., formerly known as IOS Brands Corporation (the “Company”), is a Delaware corporation that was formed in 1994.  As used in the Notes to the Consolidated Financial Statements, the term the “Company” refers to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc. and its indirect wholly owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

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

Certain amounts in the consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations and comprehensive income and cash flows for the three- and six-month periods ended December 31, 2001 have been reclassified to conform to the current period presentation.

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

In April 2002, SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged.  The Company elected to early adopt SFAS No. 145 during the year ended June 30, 2002.  Accordingly, during the first quarter of fiscal year 2002, the loss on extinguishment of debt in the amount of $0.6 million, relating to the early repayment of debt incurred under the credit agreement originally entered into in 1997 (the “1997 Credit Agreement”), has been reflected as a component of other (income) expense, net in the Company’s consolidated financial statements.

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

Note 4.  Acquisitions

On October 2, 2002, the Company’s indirect wholly-owned subsidiary FTD.COM completed the acquisition of the outstanding stock of A.F.E. Inc. (doing business as Flowers USA) (“Flowers USA”) pursuant to an agreement and plan of merger by and among FTD.COM, A.F.E. Acquisition Corp., A.F.E. Inc. and David M. Adams, as sole shareholder of A.F.E. Inc. (the “Flowers USA Agreement”).  Flowers USA is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers USA Agreement, the purchase price of the acquisition was $7.6 million, of which $8.0 was funded from the Company’s existing cash balances and $0.4 million is receivable at December 31, 2002 related to working capital adjustments.  In addition, the Company incurred acquisition costs of $0.1 million.  The assets acquired primarily consisted of Flowers USA’s customer list valued at $0.4 million, net liabilities assumed of $0.4 million and goodwill of $7.7 million.

On July 18, 2002, the Company’s indirect wholly-owned subsidiary FTD.COM completed the acquisition of certain assets of Flowers Direct, L.L.P. (“Flowers Direct”) pursuant to an asset purchase agreement by and among Flowers Direct, E-Service Holdings, LLC, Express Worldwide Florist, Inc. and FTD.COM (the “Flowers Direct Agreement”).  Flowers Direct is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers Direct Agreement, the purchase price of the acquisition was $4.7 million.  Additionally, the Company incurred acquisition costs of $0.2 million.  The assets acquired primarily consisted of Flowers Direct’s customer list valued at $0.2 million and goodwill of $4.7 million.

The amount of the consideration for these acquisitions was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the Company.  The results of operations of Flowers USA and Flowers Direct since the respective acquisition dates are included in the Company’s consolidated financial statements.  The Company accounted for both acquisitions using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.

In accordance with the provisions of SFAS No. 142, the $4.7 million and the $7.7 million in goodwill acquired in the acquisitions of Flowers Direct and Flowers USA, respectively, will not be amortized and will be tested for impairment at least annually.  Additionally, the customer lists will be amortized over five years.  For tax purposes, the goodwill from the Flowers Direct acquisition is expected to be deductible.  The pro forma impact of the acquisitions is not material to the Company’s consolidated financial statements.

Note 5.  Revenues from Sale of Floral Selections Guide

As a condition of FTD membership, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership. The Company recognizes revenue related to the Floral Selections Guide when it is shipped to the florist.  The purchase of such Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the florist remains an FTD member in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases.  Revenue from sales of the Floral Selections Guide during the three- and six-month periods ended December 31, 2002 was $0.1 million and $5.0 million, respectively.  During the three-month period ended December 31, 2001, there was no associated revenue from sales of the Floral Selections Guide and during the six-month period ended December 31, 2001, revenue from sales of the Floral Selections Guide was $0.3 million.

Note 6.  Consideration Given to Customers

During the third quarter of fiscal year 2002, the Company adopted the requirements of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  In accordance with the requirements of EITF No. 01-9, the Company has reclassified certain advertising and selling expenses related to its florist business segment to contra-revenue that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company.  The financial data for the three and six months ended December 31, 2001 has been reclassified to conform with EITF No. 01-9.  The amounts related to the cash rebates for the three- and six-month periods ended December 31, 2002 were $0.6 million and $1.1 million, respectively, and for the three- and six-month periods ended December 31, 2001 were $0.6 million and $1.0 million, respectively.

Also, in accordance with the requirements of EITF No. 01-9, the Company has reclassified certain advertising and selling expenses for the three- and six-month periods ended December 31, 2001 related to its consumer business segment to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order.  The amounts related to the granting of mileage and reward points for the three- and six-month periods ended December 31, 2002 were $1.2 million and $1.8 million, respectively, and for the three- and six-month periods ended December 31, 2001 were $0.8 million and $1.2 million, respectively.

Note 7.  Income Taxes

The provisions for income taxes for the six-month periods ended December 31, 2002 and 2001 were $6.4 million, reflecting an effective rate of 41.2%, and $5.0 million, reflecting an effective rate of 40.6%, respectively.

At December 31, 2002, the net current deferred tax asset was $5.0 million and the net long-term deferred tax liability was $5.1 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities that no valuation allowance is necessary for deferred tax assets.

Note 8.  Earnings Per Share

The computations of basic and diluted earnings per share for the three- and six-month periods ended December 31, 2002 and 2001 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share data)

Net income	$3,346	$2,178	$9,156	$6,287

Weighted average basic shares of Common Stock outstanding	16,306	14,523	16,354	14,506
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	135	103	145	101
Options to purchase shares of Class A Common Stock	70	149	82	150
Weighted average diluted shares of Common Stock outstanding	16,511	14,775	16,581	14,757

Basic net income per share of Common Stock	$0.21	$0.15	$0.56	$0.43
Diluted net income per share of Common Stock	$0.20	$0.15	$0.55	$0.43

Shares associated with stock options that were not included in the calculation of diluted earnings per share because their effect was anti-dilutive consisted of 690,000 shares for the three- and six-month periods ended December 31, 2002 and 34,000 shares for the three- and six-month periods ended December 31, 2001.

Note 9.  Goodwill and Other Intangibles

The Company completed its transitional impairment test of goodwill and trademark assets during the first quarter of fiscal year 2003.  An evaluation was completed as of July 1, 2002 and it was determined that no impairment existed as a result of the analysis.  The Company will evaluate goodwill and trademark assets for impairment at least annually.

The following is a summary of net income and earnings per share for the three- and six-months ended December 31, 2002 compared to the same quarter of the prior fiscal year as adjusted to eliminate amortization of goodwill and trademark assets from the prior fiscal year period as these assets are no longer required to be amortized in the 2002 period:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income as reported	$3,346	$2,178	$9,156	$6,287
Add back: goodwill and trademark amortization	—	664	—	1,327
Net income – adjusted	$3,346	$2,842	$9,156	$7,614

Basic earnings per share as reported	$0.21	$0.15	$0.56	$0.43
Goodwill and trademark amortization	—	0.05	—	0.09
Basic earnings per share – adjusted	$0.21	$0.20	$0.56	$0.52

Diluted earnings per share as reported	$0.20	$0.15	$0.55	$0.43
Goodwill and trademark amortization	—	0.04	—	0.09
Diluted earnings per share – adjusted	$0.20	$0.19	$0.55	$0.52

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at December 31, 2002 and estimated amortization expense for each of the next five fiscal years (in thousands):

	December 31, 2002
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Total amortizable intangible assets:
Customer lists	$4,676	$(556)	$4,120

Estimated Amortization Expense:
For the year ending June 30, 2003	$915
For the year ending June 30, 2004	935
For the year ending June 30, 2005	935
For the year ending June 30, 2006	935
For the year ending June 30, 2007	828
For the year ending June 30, 2008	20

Amortization expense for the three- and six-month periods ended December 31, 2002 and 2001 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Goodwill and trademark amortization	$—	$664	$—	$1,327
Amortization of other intangibles	234	22	448	22
Total amortization expense	$234	$686	$448	$1,349

During the three- and six-month periods ended December 31, 2002, the indefinite-lived trademark had no change in the carrying amount of $12.3 million. The changes in the carrying amount of goodwill, by segment, for the six months ended December 31, 2002 are as follows:

	Florist Business	Consumer Business	Total
	(in thousands)
Balance as of June 30, 2002	$47,680	$59,550	$107,230
Adjustment related to the 2002 Merger	—	138	138
Addition related to acquisition of certain assets of Flowers Direct	—	4,739	4,739
Addition related to acquisition of Flowers USA	—	7,678	7,678
Balance as of December 31, 2002	$47,680	$72,105	$119,785

Note 10.  Financing Arrangements

On September 27, 2002, the Company and FTD entered into an Amended and Restated Credit Agreement with Harris Trust and Savings Bank (the “2002 Credit Agreement”), which amended and restated the credit agreement dated as of September 27, 2001 by and among the Company, FTD and Harris Trust and Savings Bank, as Administrative Agent (the “2001 Credit Agreement”).  The 2002 Credit Agreement includes a revolving credit commitment of $75.0 million.  Under the terms of the 2002 Credit Agreement, borrowings are subject to a variable interest rate based on the prime commercial rate or as a function of the London Interbank Offered Rate (“LIBOR”).

The 2002 Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from the Company’s and any of its subsidiaries’ issuances of equity securities.  The Company was in compliance with all debt covenants at December 31, 2002.

The 2002 Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s and its subsidiaries’ ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate, or dispose of substantial assets, among other restrictions.  The 2002 Credit Agreement also includes restrictions that limit the ability of the Company’s subsidiaries to pay dividends.  In addition, substantially all of the assets of the Company are pledged as security under the 2002 Credit Agreement.

The outstanding debt balance of $20.0 million at December 31, 2002 was classified as long-term debt.  As of December 31, 2002, no repayments of the debt outstanding under the 2002 Credit Agreement are required prior to December 31, 2005, at which time the outstanding balance is due in full.

As a result of entering into the 2001 Credit Agreement, $0.6 million of unamortized deferred financing costs associated with the 1997 Credit Agreement were expensed in the three-month period ended September 30, 2001, which is reflected in other (income) expense, net.

The Company is exposed to various market risks, which primarily consist of interest rate risk.  The Company’s policy is to utilize derivative instruments in an effort to hedge its underlying economic exposure and to manage these instruments with the objective to reduce its exposure to changes in interest rates to the extent deemed appropriate by management.  The Company does not use derivative instruments for trading purposes.

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt.  The interest rate caps had a notional amount of $20.0 million at a cap rate of 5.0% at December 31, 2002, and are effective through December 31, 2003.  The financing party agrees to pay the Company a variable rate on the notional amount if the rate on the floating rate debt exceeds the cap rate.  The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term.  The interest rate cap cost was $0.1 million.  Due to decreases in market value, the carrying value at December 31, 2002 was approximately zero, which approximates fair value.

Note 11.  Related Party Transactions

The Company incurred expenses of $0.5 million and $1.0 million for the three- and six-month periods, respectively, ended December 31, 2002 and 2001, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc, which are stockholders of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At December 31, 2002, the Company had no loans receivable from current or former officers of the Company.  At December 31, 2001, the Company had loans receivable from various current and former officers of the Company of $2.6 million, with terms ranging from four to five years, principal due at maturity from 2003 to 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Note 12.  Capital Transactions

The Company’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) was adopted by the Board and approved by the Company’s stockholders on June 27, 2002.  During the six-month period ended December 31, 2002, pursuant to the terms of the Company’s 2002 Equity Incentive Plan, the Company granted options, at fair value, to purchase 620,200 shares of Class A Common Stock and issued 11,992 restricted shares, at fair value, of Class A Common Stock.  Options to purchase 22,200 shares previously granted were canceled and options to purchase 6,900 shares were exercised.  The Company repurchased 160,144 shares of Class A Common Stock into treasury for $2.1 million during the six-month period ended December 31, 2002.  In addition, the Company paid $2.0 million related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.

Note 13.  Litigation Settlement

The Company recorded a $2.6 million gain during the six-month period ended December 31, 2001 for the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, which includes the reversal of $0.8 million in accruals related to the gain.  The gain was recorded in the consumer business segment’s general and administrative expenses.

Note 14.  Segment Information

Following the 2002 Merger and the resulting changes in the Company’s corporate structure, the Company reorganized the manner in which its resources are allocated and, as a result, reviews results based on the consumer business and the florist business segments.  The discrete operating results for both the consumer business and florist business segments are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.  Composition of the Company’s reportable segments for the six months ended December 31, 2001 have been reclassified to conform to the current year presentation.

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

Of the Company’s assets totaling approximately $221.8 million at December 31, 2002, the assets of the Company’s consumer business totaled $85.0 million.  The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of $136.8 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in

Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The following tables detail the Company’s operating results by reportable business segment for the three-and six-month periods ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002			2001
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Florist business	$40,216	$(132)	$40,084	$39,582	$(53)	$39,529
Consumer business	52,927	(4,220)	48,707	40,391	(3,595)	36,796
Total	93,143	(4,352)	88,791	79,973	(3,648)	76,325

Costs of Goods Sold and Services Provided:
Florist business	13,257	(451)	12,806	12,644	(524)	12,120
Consumer business	37,821	(660)	37,161	28,796	(502)	28,294
Corporate	657	—	657	571	—	571
Total	51,735	(1,111)	50,624	42,011	(1,026)	40,985

Gross Margin:
Florist business	26,959	319	27,278	26,938	471	27,409
Consumer business	15,106	(3,560)	11,546	11,595	(3,093)	8,502
Corporate	(657)	—	(657)	(571)	—	(571)
Total	41,408	(3,241)	38,167	37,962	(2,622)	35,340

Operating Expenses:
Florist business	20,009	(3,206)	16,803	21,256	(2,622)	18,634
Consumer business	9,621	(540)	9,081	7,756	(381)	7,375
Corporate	5,675	505	6,180	3,429	381	3,810
Total	35,305	(3,241)	32,064	32,441	(2,622)	29,819

Operating Income (Loss) before Corporate Allocations:
Florist business	6,950	3,525	10,475	5,682	3,093	8,775
Consumer business	5,485	(3,020)	2,465	3,839	(2,712)	1,127
Corporate	(6,332)	(505)	(6,837)	(4,000)	(381)	(4,381)
Total	6,103	—	6,103	5,521	—	5,521

Corporate Allocations:
Florist business	2,955	—	2,955	2,004	—	2,004
Consumer business	780	—	780	738	—	738
Corporate	(3,735)	—	(3,735)	(2,742)	—	(2,742)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	3,995	3,525	7,520	3,678	3,093	6,771
Consumer business	4,705	(3,020)	1,685	3,101	(2,712)	389
Corporate	(2,597)	(505)	(3,102)	(1,258)	(381)	(1,639)
Total	$6,103	$—	$6,103	$5,521	$—	$5,521

Depreciation and Amortization:
Florist business	$642	$—	$642	$793	$—	$793
Consumer business	186	—	186	36	—	36
Corporate	1,119	—	1,119	1,536	—	1,536
Total	$1,947	$—	$1,947	$2,365	$—	$2,365

	Six Months Ended December 31,
	2002			2001
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
Revenues:
Florist business	$86,180	$(152)	$86,028	$80,858	$(16)	$80,842
Consumer business	83,333	(6,984)	76,349	62,266	(5,881)	56,385
Total	169,513	(7,136)	162,377	143,124	(5,897)	137,227

Costs of Goods Sold and Services Provided:
Florist business	29,787	(906)	28,881	27,046	(1,060)	25,986
Consumer business	59,641	(1,005)	58,636	44,221	(745)	43,476
Corporate	1,227	—	1,227	1,247	—	1,247
Total	90,655	(1,911)	88,744	72,514	(1,805)	70,709

Gross Margin:
Florist business	56,393	754	57,147	53,812	1,044	54,856
Consumer business	23,692	(5,979)	17,713	18,045	(5,136)	12,909
Corporate	(1,227)	—	(1,227)	(1,247)	—	(1,247)
Total	78,858	(5,225)	73,633	70,610	(4,092)	66,518

Operating Expenses:
Florist business	35,979	(5,166)	30,813	36,479	(4,092)	32,387
Consumer business	14,386	(847)	13,539	9,475	(583)	8,892
Corporate	12,024	788	12,812	10,351	583	10,934
Total	62,389	(5,225)	57,164	56,305	(4,092)	52,213

Operating Income (Loss) before Corporate Allocations:
Florist business	20,414	5,920	26,334	17,333	5,136	22,469
Consumer business	9,306	(5,132)	4,174	8,570	(4,553)	4,017
Corporate	(13,251)	(788)	(14,039)	(11,598)	(583)	(12,181)
Total	16,469	—	16,469	14,305	—	14,305

Corporate Allocations:
Florist business	5,834	—	5,834	5,072	—	5,072
Consumer business	1,536	—	1,536	1,455	—	1,455
Corporate	(7,370)	—	(7,370)	(6,527)	—	(6,527)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	14,580	5,920	20,500	12,261	5,136	17,397
Consumer business	7,770	(5,132)	2,638	7,115	(4,553)	2,562
Corporate	(5,881)	(788)	(6,669)	(5,071)	(583)	(5,654)
Total	$16,469	$—	$16,469	$14,305	$—	$14,305

Depreciation and Amortization:
Florist business	$1,295	$—	$1,295	$1,579	$—	$1,579
Consumer business	265	—	265	40	—	40
Corporate	2,216	—	2,216	3,049	—	3,049
Total	$3,776	$—	$3,776	$4,668	$—	$4,668

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

Operations

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.  Composition of the Company’s reportable segments for the three- and six-month periods ended December 31, 2001 have been reclassified to conform to the current year presentation.

Florist business.  The florist business segment includes revenue associated with the services and products provided to member florists, primarily comprised of the services and products as described below.  Ending membership as of December 31, 2002 and 2001 was approximately 21,200 and 14,400 members, respectively.  Average membership for the three- and six-months ending December 31, 2002 was 21,000 and 20,600 members, respectively, while the average membership for the three- and six-months ending December 31, 2001 was 14,200 and 14,100 members, respectively.  Within the Florist Business segment, the clearinghouse services and publications products and services revenue comprised 55% and 56% of the Florist Business revenue for the six months ended December 31, 2002 and 2001, respectively.  The Mercury network services and Mercury computer equipment products and services revenue comprised 16% and 21% of the Florist Business revenue for the six months ended December 31, 2002 and 2001, respectively.  The specialty wholesaling products revenue comprised 29% and 23% of the Florist Business revenue for the six months ended December 31, 2002 and 2001, respectively.

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

Mercury network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 64% of the Company’s member florists.  Florists who are linked by the Mercury Network are able to transmit orders cleared through the Company or through competing clearinghouses and to send each other messages for a per order or per message fee.  Revenues for the services related to transmitting orders and messages are recorded in the period the service is provided.

Mercury computer equipment products and services.  Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides a variety of options as it offers access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e. software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue related to hardware and software products (including specified upgrades/enhancements) which are sold at the time of shipment. For systems that are being leased, the Company recognizes software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

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

Consumer business.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  FTD.COM offers same-day delivery of floral orders and next-day delivery of specialty gift orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  FTD.COM charges the customer a service fee of $9.99 for floral orders and certain specialty gift items placed through its Web site or through
1-800-SEND-FTD, prior to any promotional discounts.

Orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  FTD.COM charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue and the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

Order revenue and service fees are reported net of discounts.  FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Operating expenses.  Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to utilize the Mercury network.  Advertising expense is related to the Company’s extensive marketing and advertising programs on both national and local levels.  FTD’s advertising promotes FTD florists, FTD-branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

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

The consumer business segment’s marketing program utilizes a mix of offline, online, direct and customer loyalty marketing strategies, representing a balanced marketing program focused on both customer acquisition and retention.  Offline advertising consists primarily of yellow pages advertising.  Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites.  The direct marketing campaign focuses on the development of relationships with many companies that have large consumer databases.  Statement inserts, e-mails, online placements, discount offers, mileage and point awards for purchases are utilized to market to these consumers.  The cost associated with mileage and point award programs are classified as cost of goods sold, in accordance with EITF Issue No. 01-9.  Customer loyalty marketing strategies focus on the utilization of its extensive database of customer information to enhance its customer retention efforts.

General and administrative expenses primarily consist of direct corporate expenses and customer service and technology expenses in both business segments.

Seasonality.  In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical financial performance and predicting the Company’s future financial performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30.  Seasonality is also attributable to increased revenues in the quarter ended March 31 related to the increased floral orders and shipments of holiday products related to the popular floral holiday of Mother’s Day.  In addition, year over year total revenue and operating results will fluctuate in the first quarter related to the revenue generated from the Floral Selections Guide, which is published bi-annually.

Three months ended December 31, 2002 compared to the three months ended December 31, 2001

	Three months ended December 31,
Revenues	2002	2001	% Change
	(in thousands)

Florist business	$40,084	$39,529	1.4%
Consumer business	48,707	36,796	32.4
Total revenues	$88,791	$76,325	16.3%

Total revenues increased by $12.5 million, or 16.3%, to $88.8 million for the three-month period ended December 31, 2002, compared to $76.3 million for the three-month period ended December 31, 2001.

Florist business segment revenue increased by $0.6 million, or 1.4%, to $40.1 million for the three-month period ended December 31, 2002, compared to $39.5 million for the three-month period ended December 31, 2001.  This increase was partially due to both an expanding florist membership and the timing of shipments of Christmas floral supplies to member florists.  Traditionally, as in the case of the current fiscal year, a larger portion of these Christmas supplies, primarily branded containers, are shipped in the second quarter, whereas in the prior fiscal year, a larger portion of these supplies was shipped in the first quarter.  This increase was partially offset by a decrease in revenues associated with orders transmitted over the Mercury network.

Consumer business segment revenue increased by $11.9 million, or 32.4%, to $48.7 million for the three-month period ended December 31, 2002, compared to $36.8 million for the three-month period ended December 31, 2001.  This increase was primarily due to continued growth in order volume related to both organic growth due to new and existing marketing initiatives and expanded product offerings and growth due to the acquisitions of the National Flora, Flowers Direct and Flowers USA brands, which were acquired by the Company in November 2001, July 2002 and October 2002, respectively.

	Three months ended December 31,
Cost of goods sold and services provided	2002	2001	% Change
	(in thousands)

Florist business	$12,806	$12,120	5.7%
Consumer business	37,161	28,294	31.3
Corporate	657	571	15.1
Total cost of goods sold and services provided	$50,624	$40,985	23.5%

Total costs of goods sold and services provided increased by $9.6 million, or 23.5%, to $50.6 million for the three-month period ended December 31, 2002, compared to $41.0 million for the three-month period ended December 31, 2001.  Gross margin decreased to 43.0% for the three-month period ended December 31, 2002 from 46.3% for the three-month period ended December 31, 2001, which is due to the higher mix of sales in the Company’s lower margin consumer business.

Cost of goods sold and services provided associated with the florist business segment increased by $0.7 million, or 5.7%, to $12.8 million for the three-month period ended December 31, 2002, compared to $12.1 million for the three-month period ended December 31, 2001, primarily due to the increased level of sales.  Gross margin for the florist business decreased to 68.1% for the three-month period ended December 31, 2002 from 69.3% for the three-month period ended December 31, 2001 partially due to a decrease in revenues associated with orders transmitted over the mercury network offset in part by an increase in revenues associated with publications products, both of which typically have higher gross profit margins.

Cost of goods sold and services provided associated with the consumer business segment increased by $8.9 million, or 31.3%, to $37.2 million for the three-month period ended December 31, 2002, compared to $28.3 million for the three-month period ended December 31, 2001, primarily due to an increase in order volume as discussed in the revenue section.  Gross margin for the consumer business increased to 23.7% for the three-month period ended December 31, 2002 from 23.1% for the three-month period ended December 31, 2001 partially due to growth in specialty gift sales, which typically have higher gross profit margins.  Specialty gift sales were 21.0% of total orders for the three-month period ended December 31, 2002, compared to 15.4% of total orders for the same period of the prior fiscal year.  Partially offsetting this increase in gross profit margin is the increase in order processing costs, primarily resulting from an increase in the percentage of lower margin phone orders compared to Internet orders.  In the second quarter of the current fiscal year phone orders were 23.4% of total orders delivered compared to 21.8% in the same period of the prior fiscal year.  This increase was primarily related to the additional phone orders attributable to the acquisition of the National Flora, Flowers Direct and Flowers USA customers, which the Company acquired in November 2001, July 2002 and October 2002, respectively.  These businesses have a higher percentage of phone orders than the Company’s organic consumer business segment.

	Three months ended December 31,
Advertising and selling costs	2002	2001	% Change
	(in thousands)

Florist business	$14,000	$14,310	(2.2)%
Consumer business	5,572	4,000	39.3
Total advertising and selling costs	$19,572	$18,310	6.9%

Advertising and selling costs increased by $1.3 million, or 6.9%, to $19.6 million for the three-month period ended December 31, 2002, compared to $18.3 million for the three-month period ended December 31, 2001.

Advertising and selling costs associated with the florist business decreased by $0.3 million, or 2.2%, to $14.0 million for the three-month period ended December 31, 2002, compared to $14.3 million for the three-month period ended December 31, 2001, primarily due to a more targeted advertising campaign and realized efficiencies in advertising purchases, partially offset by an increase in the number of employees in the Company’s field sales force and an increase in rebates provided to florists to incent them to send orders through the FTD clearinghouse.

Advertising and selling costs associated with the consumer business increased by $1.6 million, or 39.3%, to $5.6 million for the three-month period ended December 31, 2002, compared to $4.0 million for the three-month period ended December 31, 2001, primarily due to an increase in online and direct marketing expenses.  The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with  online marketing partnerships related to online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites beyond a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost taking into consideration the most likely number of orders to be taken under each such agreement. The increase in direct marketing expense is primarily the result of an increase in order volume generated from the Company’s direct marketing partnerships and an increase in costs associated with the production and mailing of catalogs to consumers.

	Three months ended December 31,
General and administrative costs	2002	2001	% Change
	(in thousands)

Florist business	$2,803	$4,324	(35.2)%
Consumer business	3,509	3,375	4.0
Corporate	6,180	3,810	62.2
Total general and administrative costs	$12,492	$11,509	8.5%

The three-month period ended December 31, 2001 includes a $0.4 million loss in the florist business segment related to the impairment of internal use software that had been used to process clearinghouse and related transactions for member services, a $1.4 million gain recorded at corporate attributable to the termination of certain future post-retirement health care benefits and a $0.5 million charge recorded at corporate attributable to severance costs for certain former employees.  Excluding the aforementioned items, general and administrative costs increased by $0.5 million, or 4.2%, to $12.5 million for the three-month period ended December 31, 2002, compared to $12.0 million for the three-month period ended December 31, 2001.

Excluding the charge described above, general and administrative costs for the florist business decreased by $1.1 million, or 27.7%, for the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001.  This decrease was partially attributable to the elimination of general and administrative costs related to a low-cost wire order service that existed in prior years and cost control efforts which encompassed headcount reductions.

General and administrative costs for the consumer business increased by $0.1 million, or 4.0%, for the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001, due to increased customer service costs and technology costs primarily related to increased order volume partially offset by a reduction in administrative headcount.

Excluding the gain and charge described above, corporate general and administrative costs increased $1.5 million, or 30.4%, for the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001 primarily due to an increase in employee benefit costs and an increase in expense related to the accounts receivable reserve, partially offset by the reduction in amortization expense resulting from the adoption of SFAS 142 during the first quarter of fiscal year 2003.

	Three Months Ended December 31,
Other income and expenses	2002	2001	% Change
	(in thousands)
Interest income	$(18)	$(231)	(92.2)%
Interest expense	477	875	(45.5)
Other (income) expense, net	11	151	(92.7)
Total other income and expenses	$470	$795	(40.9)%

Interest income decreased to $18,000 for the three-month period ended December 31, 2002 compared to $0.2 million for the three-month period ended December 31, 2001.  This decrease is primarily due to a decrease in cash balances and a reduction in interest rates.

Interest expense decreased $0.4 million to $0.5 million for the three-month period ended December 31, 2002 compared to $0.9 million for the three-month period ended December 31, 2001.  The decrease is primarily due to a decrease in long-term debt and a reduction in interest rates.

Other (income) expense, net decreased to $11,000 for the three-month period ended December 31, 2002 compared to $0.2 million the three-month period ended December 31, 2001, primarily due to fluctuations in foreign currency.

Six months ended December 31, 2002 compared to the six months ended December 31, 2001

	Six months ended December 31,
Revenues	2002	2001	% Change
	(in thousands)

Florist business	$86,028	$80,842	6.4%
Consumer business	76,349	56,385	35.4
Total revenues	$162,377	$137,227	18.3%

Total revenues increased by $25.2 million, or 18.3%, to $162.4 million for the six-month period ended December 31, 2002, compared to $137.2 million for the six-month period ended December 31, 2001.

Florist business segment revenue increased by $5.2 million, or 6.4%, to $86.0 million for the six-month period ended December 31, 2002, compared to $80.8 million for the six-month period ended December 31, 2001.  This increase was primarily due to the bi-annual sale of the Floral Selections Guide to member florists, coupled with the increase in florist membership partially offset by a decrease in revenues associated with orders transmitted over the Mercury network.

Consumer business segment revenue increased by $19.9 million, or 35.4%, to $76.3 million for the six-month period ended December 31, 2002, compared to $56.4 million for the six-month period ended December 31, 2001.  This increase was primarily due to continued growth in order volume.  This growth was primarily due to organic growth within the consumer business segment due to new and existing marketing initiatives and expanded product offerings and growth due to the acquisitions of the National Flora, Flowers Direct and Flowers USA brands, which were acquired by the Company in November 2001, July 2002 and October 2002, respectively.

	Six months ended December 31,
Cost of goods sold and services provided	2002	2001	% Change
	(in thousands)

Florist business	$28,881	$25,986	11.1%
Consumer business	58,636	43,476	34.9
Corporate	1,227	1,247	(1.6)
Total cost of goods sold and services provided	$88,744	$70,709	25.5%

Total costs of goods sold and services provided increased by $18.0 million, or 25.5%, to $88.7 million for the six-month period ended December 31, 2002, compared to $70.7 million for the six-month period ended December 31, 2001.  Gross margin decreased to 45.3% for the six-month period ended December 31, 2002 from 48.5% for the six-month period ended December 31, 2001, which is primarily due to the higher mix of sales in the Company’s lower margin consumer business.

Cost of goods sold and services provided associated with the florist business segment increased by $2.9 million, or 11.1%, to $28.9 million for the six-month period ended December 31, 2002, compared to $26.0 million for the six-month period ended December 31, 2001, primarily due to the increased level of sales.  Gross margin for the florist business decreased to 66.4% for the six-month period ended December 31, 2002 from 67.9% for the six-month period ended December 31, 2001, primarily due to the bi-annual sale of the Floral Selection Guide, which is a lower margin product, combined with a decrease in revenues associated with orders transmitted over the Mercury network, which typically have a higher gross profit margin.

Cost of goods sold and services provided associated with the consumer business segment increased by $15.1 million, or 34.9%, to $58.6 million for the six-month period ended December 31, 2002, compared to $43.5 million for the six-month period ended December 31, 2001, primarily due to an increase in order volume as discussed in the revenue section.  Gross margin for the consumer business increased to 23.2% for the six-month period ended December 31, 2002 from 22.9% for the six-month period ended December 31, 2001 partially due to growth in specialty gift sales, which typically have higher gross profit margins.  Specialty gift sales were 19.1% of total orders for the six months ended December 31, 2002, compared to 13.5% of total orders for the same period of the prior fiscal year.  This increase in gross profit margin was offset in part by an increase in order processing costs resulting from an increase in the percentage of lower margin phone orders compared to Internet orders.  In the first half of the current fiscal year, phone orders were 23.6% of total orders delivered compared to 18.7% in the same period of the prior fiscal year.  This increase was primarily related to the additional phone orders attributable to the acquisition of the National Flora, Flowers Direct and Flowers USA customers, which the Company acquired in November 2001, July 2002 and October 2002, respectively.  These businesses have a higher percentage of phone orders than the Company’s organic consumer business segment.

	Six months ended December 31,
Advertising and selling costs	2002	2001	% Change
	(in thousands)

Florist business	$25,478	$24,069	5.9%
Consumer business	7,492	5,370	39.5
Total advertising and selling costs	$32,970	$29,439	12.0%

Advertising and selling costs increased by $3.6 million, or 12.0%, to $33.0 million for the six-month period ended December 31, 2002, compared to $29.4 million for the six-month period ended December 31, 2001.

Advertising and selling costs associated with the florist business increased by $1.4 million, or 5.9%, to $25.5 million for the six-month period ended December 31, 2002, compared to $24.1 million for the six-month period ended December 31, 2001, primarily due to an increase in the number of employees in the Company’s field sales force and an increase in rebates provided to florists to incent them to send orders through the FTD clearinghouse, partially offset by a more targeted advertising campaign and realized efficiencies in advertising purchases.

Advertising and selling costs associated with the consumer business increased by $2.1 million, or 39.5%, to $7.5 million for the six-month period ended December 31, 2002, compared to $5.4 million for the six-month period ended December 31, 2001, primarily due to an increase in online and direct marketing advertising expense.   The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with online marketing partnerships related to online advertising placements.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites beyond a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost taking into consideration the most likely number of orders to be taken under each such agreement.  The increase in direct marketing expense is primarily the result of an increase in order volume generated from the Company’s direct marketing partnerships and an increase in costs associated with the production and mailing of catalogs to consumers.

	Six months ended December 31,
General and administrative costs	2002	2001	% Change
	(in thousands)

Florist business	$5,335	$8,318	(35.9)%
Consumer business	6,047	3,522	71.7
Corporate	12,812	10,934	17.2
Total general and administrative costs	$24,194	$22,774	6.2%

Total general and administrative costs for the six-month period ended December 31, 2001 includes a $0.4 million loss in the florist business segment related to the impairment of internal use software that had been used to process clearinghouse and related transactions for member services, a $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site recorded by the consumer business segment, a $1.4 million gain recorded at corporate attributable to the termination of certain future post-retirement health care benefits and a $0.5 million charge recorded at corporate attributable to severance costs for certain former employees.  Excluding the aforementioned items, general and administrative expenses decreased by $1.7 million, or 6.2%, to $24.2 million for the six-month period ended December 31, 2002, compared to $25.9 million for the six-month period ended December 31, 2001.

Excluding the charge described above, general and administrative costs for the florist business decreased by $2.6 million, or 32.2%, for the six-month period ended December 31, 2002 compared to the six-month period ended December 31, 2001.  This decrease was partially attributable to cost control efforts which encompassed headcount reductions in corporate technology functions and the elimination of general and administrative costs related to a low-cost wire order service that existed in prior years.

Excluding the gain noted above, general and administrative costs for the consumer business decreased slightly to $6.0 million for the six month period ended December 31, 2002 compared to $6.1 million for the six-month period ended December 31, 2001, due to a decrease in costs related to a reduction in administrative headcount, offset by increased customer service costs and technology costs related to increased order volume.

Excluding the gain and charge described above, corporate general and administrative costs increased $1.0 million, or 8.0%, for the six-month period ended December 31, 2002 compared to the six-month period ended December 31, 2001 primarily due to an increase in employee benefit costs and an increase in expense related to the accounts receivable reserve partially offset by the reduction in amortization expense resulting from the adoption of SFAS 142 during the first quarter of fiscal year 2003.

	Six months ended December 31,
Other income and expenses	2002	2001	% Change
	(in thousands)

Interest income	$(127)	$(517)	(75.4)%
Interest expense	1,077	1,889	(43.0)
Other (income) expense, net	(45)	506	(108.9)
Total other income and expenses	$905	$1,878	(51.8)%

Interest income decreased $0.4 million to $0.1 million for the six-month period ended December 31, 2002 compared to $0.5 million for the six-month period ended December 31, 2001.  This decrease is primarily due to a decrease in cash balances and a reduction in interest rates.

Interest expense decreased $0.8 million to $1.1 million for the six-month period ended December 31, 2002 compared to $1.9 million for the six-month period ended December 31, 2001.  The decrease is primarily due to a decrease in long-term debt and a reduction in interest rates.

Excluding a $0.6 million charge attributable to the write-off of deferred financing fees during the first quarter of 2002, other (income) expense remained constant for the six-month period ended December 31, 2002 and 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $3.6 million at December 31, 2002 from $36.4 million at June 30, 2002.

Cash provided by operating activities was $20.9 million for the six-month period ended December 31, 2002, which primarily consisted of net income and changes in working capital related to the Christmas holiday.  Cash provided by operating activities was $19.5 million for the six-month period ended December 31, 2001, which primarily consisted of net income and changes in working capital related to the Christmas holiday.

Cash used in investing activities was $15.1 million for the six-month period ended December 31, 2002, which primarily consisted of $12.7 million used to purchase certain assets of Flowers Direct and the outstanding stock of Flowers USA.  Cash used in investing activities was $11.7 million for the six-month period ended December 31, 2001, which primarily consisted of $9.0 million used to purchase certain assets of National Flora.

Cash used in financing activities was $38.5 million for the six-month period ended December 31, 2002, which primarily consisted of $27.0 million of net repayments on the revolving credit facility, $7.2 million related to a decrease in book overdrafts and $4.1 million used to repurchase common stock into treasury.  Cash used in financing activities was $7.0 million for the six-month period ended December 31, 2001, which primarily consisted of $30.0 million of repayments of long-term debt partially offset by $23.9 million in net proceeds from the revolving credit facility.

As consideration for terminating the contractual relationship between the Company and Florists’ Transworld Delivery Association (the “Association”), FTD paid $14.0 million to the Association, of which $12.6 million was paid on June 29, 2001, with the remaining $1.4 million being subject to a one-year escrow holdback, which was reflected as restricted cash in the Company’s consolidated balance sheet as of June 30, 2002.  The $1.4 million was paid on July 1, 2002.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2002 Credit Agreement.  The 2002 Credit Agreement provides maximum availability of $75.0 million.  Borrowings under the 2002 Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At December 31, 2002, the Company had $20.0 million outstanding under the revolving credit facility and $1.6 million outstanding under various letters of credit.  The amounts available under the revolving credit facility will mature on December 31, 2005.  The 2002 Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from certain issuances of equity securities other than pursuant to the exercise of employee stock options.  At December 31, 2002, the Company was in compliance with the covenants contained in the 2002 Credit Agreement.

In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, under which the financing party agrees to pay the Company a variable rate if the rate on the floating rate debt exceeds the cap rate.  The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term.  The interest rate cap cost was $0.1 million.  Due to decreases in market value, the carrying value at December 31, 2002 was approximately zero, which approximates fair value.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs.  The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2002 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs and to make interest and principal payments as they become due under the terms of the 2002 Credit Agreement.

Income Taxes

The provisions for income taxes for the six-month periods ended December 31, 2002 and 2001 were $6.4 million, reflecting an effective rate of 41.2%, and $5.0 million, reflecting an effective rate of 40.6%, respectively.

At December 31, 2002, the net current deferred tax asset was $5.0 million and the net long-term deferred tax liability was $5.1 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for deferred tax assets.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, distribution agreements and the valuation of accounts receivable, inventory, long-lived assets and deferred income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

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

The Company’s consumer business segment recognizes 100% of the order value as revenue and recognizes the associated costs of good sold and services provided when the order is fulfilled.  FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by:  (1) acting as a principal in the transaction; (2)

establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things.  If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and specialty gift orders were to change in the future, FTD.COM’s reporting policy related to revenue recognition and costs of goods sold and services provided could change.

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites beyond a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on an estimated per order cost taking into consideration the most likely number of orders to be taken under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders taken is impacted by a variety of factors, including but not limited to the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

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

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value.  The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category.  A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory.  Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things.  In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination.  Therefore, although the Company’s management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

Long-lived Assets

The Company recognizes intangible assets at fair value, whether acquired individually or as a part of a group of assets where the entire cost of the group of assets is allocated to the individual assets based on their relative fair values.  The subsequent accounting for intangible assets depends on whether its useful life is indefinite or finite.

An intangible asset with a determinable finite useful life is amortized evenly over that useful life, however, the Company reevaluates whether an intangible asset has an indefinite or finite useful life each reporting period.  Additionally, the Company assesses the impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

An intangible asset with an indefinite useful life is not amortized and is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired.  The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value.  For goodwill, the Company compares the fair value of the reporting unit with its carrying value.  Any excess of carrying value over fair value is recognized as an impairment loss in continuing operations.  In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

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

Related Party Transactions

The Company incurred expenses of $0.5 million and $1.0 million for the three- and six-month periods, respectively, ended December 31, 2002 and 2001, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc, which are stockholders of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At December 31, 2002, the Company had no loans receivable from current or former officers of the Company.  At December 31, 2001, the Company had loans receivable from various current and former officers of the Company of $2.6 million, with terms ranging from four to five years, principal due at maturity from 2003 to 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, including statements regarding anticipated revenue growth and profitability, forecasts for increases in revenues and net income and opportunities within both the Consumer and Florist Business segments, including opportunities to expand these businesses, that are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of:  the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the Consumer Business segment; the success of the Company’s marketing campaigns; the ability to retain customers and maintain average order value within the Consumer Business segment; the existence of failures in the Mercury Network or the Company’s Consumer Business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the Consumer and Florist Business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and the resolution of pending or threatened litigation.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group for a notional amount totaling $20.0 million at a cap rate of 5.0% expiring December 31, 2003, under which the financing party agrees to pay the Company a variable rate if the rate on the floating rate debt exceeds the cap rate.  During the first half of fiscal year 2003, the variable interest rate did not exceed the 5.0% cap rate.  Accordingly, the Company did not receive any payments under these agreements during the first half of fiscal year 2003.  At December 31, 2002, $20.0 million of debt was outstanding under the 2002 Credit Agreement, which is fully covered under the interest rate cap agreements.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar.  The resulting Canadian exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the three- or six-month periods ended December 31, 2002 and 2001.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements.  The Company, therefore, does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their most recent evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, FTD, FTD.COM and the directors of the Company and FTD.COM have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all public stockholders of FTD.COM:  Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the 2002 Merger was released and shortly thereafter were consolidated by the Court into a single lawsuit:  Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  Following that consolidation, plaintiffs voluntarily dismissed the Mott action with prejudice.  The complaints generally make essentially the same allegations, namely that:

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

The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the 2002 Merger.  The Company and the other defendants are defending themselves vigorously against these lawsuits.

The Company currently believes that damages, if any, and costs incurred pursuant to these lawsuits will be covered by insurance.  However, to date, the insurers have reserved their rights to decline coverage.  In the event the Company incurs significant damages and costs in connection with these lawsuits not covered by insurance, the Company's results of operations and/or financial condition could be materially adversely affected.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders was held on November 12, 2002.

(b)                                 Not applicable.

(c)                                  At the Annual Meeting of Stockholders, the stockholders voted on the following matter:  (1) to elect two directors to Class I with a term expiring in 2003, two directors to Class II with a term expiring in 2004 and two directors to Class III with a term expiring in 2005.

(1)                                  Each nominee for director was elected by an affirmative vote of the plurality of shares of Class A Common Stock entitled to vote at the meeting.  Abstentions and other shares not voted were not counted.  The results of the stockholder votes are as follows:

	For	Against	Abstain
Class I
Habib Y. Gorgi	11,739,243	—	29,121
Stephen G. Pagliuca	11,722,493	—	45,871
Class II
Christopher J.D. Ainsley	11,745,430	—	22,934
Stephen G. Kasnet	11,744,907	—	23,457
Class III
Robert L. Norton	11,705,091	—	63,273
Richard C. Perry	11,708,482	—	59,882

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

The following Exhibits are included in this report:

Exhibit Number	Description
10.1	Letter dated November 12, 2002 regarding Daniel Smith, Executive Vice President of FTD.COM, employment arrangement.

10.2	Letter dated November 12, 2002 regarding Jon Burney, Vice President and General Counsel of FTD, Inc., employment arrangement.

10.3	Letter dated December 30, 2002 regarding M.J. Soenen, Executive Vice President of Mercury Technology, employment arrangement.

10.4

Form of Confidentiality and Non-Competition Agreement between Florists’ Transworld Delivery, Inc. and each of the following executive officers: Daniel Smith, Executive Vice President of FTD.COM, dated as of November 12, 2002; Jon Burney, Vice President and General Counsel of FTD, Inc., dated as of November 12, 2002; and M.J. Soenen, Executive Vice President of Mercury Technology, dated as of December 30, 2002.

10.5

Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Company's 2002 Long-Term Equity Incentive Plan; Robert Norton, Michael J. Soenen, John Burney, Ann Hofferberth, Daniel Smith, William Van Cleave and Carrie Wolfe each entered into agreements dated as of December 12, 2002 that evidenced options to purchase 195,000, 91,000, 18,000, 40,000, 16,000, 39,000 and 40,000 shares of the Company's Class A common stock, respectively, at an exercise price of $16.21 per share and that vest to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 12, 2002; and M.J. Soenen entered into an agreement dated as of December 30, 2002 that evidenced an option to purchase 35,000 shares of the Company's Class A common stock at an exercise price of $15.24 per share and that vests to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 30, 2002.

10.6

Form of Restricted Stock Award Agreement for use in connection with restricted stock grants under the Company's 2002 Long-Term Equity Incentive Plan; Stephen Kasnet, Christopher J.D. Ainsley each entered into agreements dated as of November 12, 2002 covering 664 shares of the Company's Class A common stock, all of which become non-forfeitable on November 11, 2003; Habib Gorgi entered into an agreement dated as of December 19, 2002 covering 664 shares of the Company's Class A common stock, all of which become non-forfeitable on November 11, 2003; and M.J. Soenen entered into an agreement dated as of December 30, 2002 covering 10,000 shares of the Company's Class A common stock, which become non-forfeitable to the extent of one-third of the shares covered by the agreement on each of the first three anniversaries of December 30, 2002.

(b)         Reports on Form 8-K

On November 13, 2002, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Chief Executive Officer and Chief Financial Officer’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On November 22, 2002, the Company filed a Current Report on Form 8-K under Item 4 (Changes in Registrant’s Certifying Accountant).  On November 15, 2002 the Company dismissed KPMG LLP as its independent public accountants and engaged Ernst & Young LLP as its principal independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: February 14, 2003	By:	/s/ CARRIE A. WOLFE
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ CARRIE A. WOLFE
Carrie A. Wolfe
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description
10.1	Letter dated November 12, 2002 regarding Daniel Smith, Executive Vice President of FTD.COM, employment arrangement.

10.2	Letter dated November 12, 2002 regarding Jon Burney, Vice President and General Counsel of FTD, Inc., employment arrangement.

10.3	Letter dated December 30, 2002 regarding M.J. Soenen, Executive Vice President of Mercury Technology, employment arrangement.

10.4

Form of Confidentiality and Non-Competition Agreement between Florists’ Transworld Delivery, Inc. and each of the following executive officers: Daniel Smith, Executive Vice President of FTD.COM, dated as of November 12, 2002; Jon Burney, Vice President and General Counsel of FTD, Inc., dated as of November 12, 2002; and M.J. Soenen, Executive Vice President of Mercury Technology, dated as of December 30, 2002.

10.5

Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Company's 2002 Long-Term Equity Incentive Plan; Robert Norton, Michael J. Soenen, John Burney, Ann Hofferberth, Daniel Smith, William Van Cleave and Carrie Wolfe each entered into agreements dated as of December 12, 2002 that evidenced options to purchase 195,000, 91,000, 18,000, 40,000, 16,000, 39,000 and 40,000 shares of the Company's Class A common stock, respectively, at an exercise price of $16.21 per share and that vest to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 12, 2002; and M.J. Soenen entered into an agreement dated as of December 30, 2002 that evidenced an option to purchase 35,000 shares of the Company's Class A common stock at an exercise price of $15.24 per share and that vests to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 30, 2002.

10.6

Form of Restricted Stock Award Agreement for use in connection with restricted stock grants under the Company's 2002 Long-Term Equity Incentive Plan; Stephen Kasnet, Christopher J.D. Ainsley each entered into agreements dated as of November 12, 2002 covering 664 shares of the Company's Class A common stock, all of which become non-forfeitable on November 11, 2003; Habib Gorgi entered into an agreement dated as of December 19, 2002 covering 664 shares of the Company's Class A common stock, all of which become non-forfeitable on November 11, 2003; and M.J. Soenen entered into an agreement dated as of December 30, 2002 covering 10,000 shares of the Company's Class A common stock, which become non-forfeitable to the extent of one-third of the shares covered by the agreement on each of the first three anniversaries of December 30, 2002.