Form 10-Q
period 2003-03-31
FTD INC
filed 2003-05-13
CIK 944537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of May 7, 2003, there were 15,127,991 outstanding shares of the Registrant’s Class A common stock, par value $.01 per share (the “Class A Common Stock”), and 1,311,252 outstanding shares of the Registrant’s Class B convertible common stock, par value $.0005 per share (the “Class B Convertible Common Stock” and, together with the Class A Common Stock, the “Common Stock”).

FTD, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,527	$36,410
Restricted cash	—	1,400
Accounts receivable, less allowance for doubtful accounts of $4,185 at March 31, 2003 and $6,093 at June 30, 2002	33,557	26,203
Inventories, net	7,902	9,741
Deferred income taxes	5,026	5,026
Prepaid expenses and other	5,204	4,343
Total current assets	53,216	83,123

Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,942	8,968
Mercury consoles	4,206	8,275
Furniture and equipment	19,002	23,675
Total	33,750	42,518
Less accumulated depreciation	20,306	28,058
Property and equipment, net	13,444	14,460

Other assets:
Other noncurrent assets, net	9,638	10,760
Other intangibles, less accumulated amortization of $3,508 at March 31, 2003 and $2,827 at June 30, 2002	16,167	16,328
Goodwill, less accumulated amortization of $17,286 at March 31, 2003 and June 30, 2002	120,328	107,230
Total other assets	146,133	134,318
Total assets	$212,793	$231,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Book overdrafts	$6,528	$11,469
Accounts payable	31,551	30,489
Customer deposits	6,286	8,438
Unearned income	1,724	954
Other accrued liabilities	8,920	12,090
Total current liabilities	55,009	63,440

Long-term debt	20,500	47,000
Post-retirement benefits and accrued pension obligations, less current portion	4,342	4,880
Deferred income taxes	5,114	2,364

Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 300,000,000 shares authorized; 15,223,052 and 14,629,316 shares issued at March 31, 2003 and June 30, 2002, respectively	152	146
Class B convertible, $0.0005 par value, 20,000,000 shares authorized; 2,406,250 and 3,000,000 shares issued at March 31, 2003 and June 30, 2002, respectively	1	2
Paid-in capital	148,600	148,708
Accumulated deficit	(1,971)	(16,375)
Accumulated other comprehensive loss	(773)	(849)
Unamortized restricted stock	(537)	(1,639)
Treasury stock, at cost, 394,809 and 260,407 shares of Class A, respectively, and 801,250 shares of Class B convertible as of March 31, 2003 and June 30, 2002	(17,644)	(15,776)
Total stockholders’ equity	127,828	114,217
Total liabilities and stockholders’ equity	$212,793	$231,901

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Revenues:
Products	$57,287	$60,803	$162,999	$139,272
Services	38,345	31,498	95,010	90,257
Total revenues	95,632	92,301	258,009	229,529

Costs of goods sold and services provided:
Products	49,791	46,567	128,694	107,349
Services	5,061	5,428	14,902	15,357
Total costs of goods sold and services provided	54,852	51,995	143,596	122,706

Gross profit:
Products	7,496	14,236	34,305	31,923
Services	33,284	26,070	80,108	74,900
Total gross profit	40,780	40,306	114,413	106,823

Operating expenses:
Advertising and selling	18,908	18,800	51,878	48,239
General and administrative	12,640	14,313	36,834	37,086
Total operating expenses	31,548	33,113	88,712	85,325

Income from operations	9,232	7,193	25,701	21,498

Other income and expenses:
Interest income	(17)	(234)	(144)	(751)
Interest expense	301	735	1,378	2,624
Other (income) expense, net	45	(43)	—	463
Total other income and expenses	329	458	1,234	2,336

Income before income tax and minority interest	8,903	6,735	24,467	19,162

Income tax expense	3,655	2,984	10,063	8,023
Minority interest	—	538	—	1,639
Net income	$5,248	$3,213	$14,404	$9,500

Other comprehensive (income) loss:
Foreign currency translation adjustments	(109)	6	(76)	82
Comprehensive income	$5,357	$3,207	$14,480	$9,418

Net income per common share - basic	$0.32	$0.22	$0.88	$0.65
Net income per common share - diluted	$0.32	$0.22	$0.87	$0.64

Weighted average shares of common stock outstanding - basic	16,287	14,523	16,332	14,512
Weighted average shares of common stock outstanding - diluted	16,600	14,778	16,571	14,765

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$14,404	$9,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,815	7,038
Deferred compensation expense	1,285	1,135
Amortization and write off of deferred financing costs and original issue discount	203	701
Non-cash settlement of liabilities	—	(807)
Impairment loss	—	449
Post-retirement benefits settlement gain	—	(1,395)
Minority interest in gain of subsidiary	—	1,639
Provision for doubtful accounts	2,738	2,529
Deferred income taxes	2,606	7,853
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	1,400	—
Accounts receivable	(8,780)	(13,683)
Inventories	1,736	1,156
Prepaid expenses and other	(435)	—
Other noncurrent assets	137	(1,739)
Accounts payable	(196)	4,986
Other accrued liabilities, unearned income, and customer deposits	(1,826)	1,283
Net cash provided by operating activities	19,087	20,645

Cash flows from investing activities:
Acquisitions	(12,713)	(9,060)
Expenditures related to the 2002 Merger	(2,504)	—
Capital expenditures	(3,308)	(3,497)
Decrease (increase) in officer notes receivable	248	(473)
Net cash used in investing activities	(18,277)	(13,030)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	(26,500)	29,125
Repayments of long-term debt	—	(30,000)
Deferred financing costs	(224)	(802)
Purchase of interest rate cap	—	(120)
Book overdrafts	(4,941)	(3,080)
Issuance of treasury stock	210	—
Repurchase of treasury stock	(4,314)	—
Net cash used in financing activities	(35,769)	(4,877)
Effect of foreign exchange rate changes on cash	76	(82)
Net increase (decrease) in cash and cash equivalents	(34,883)	2,656
Cash and cash equivalents at beginning of period	36,410	30,890
Cash and cash equivalents at end of period	$1,527	$33,546

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1,320	$1,968
Income taxes	$6,864	$226

See accompanying Notes to Consolidated Financial Statements

FTD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD, Inc., formerly known as IOS Brands Corporation (the “Company”), is a Delaware corporation that commenced operations in 1994.  As used in the Notes to the Consolidated Financial Statements, the “Company” refers to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc., and its indirect wholly owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

Effective June 28, 2002, the Company, FTD and FTD.COM completed a merger transaction (the “2002 Merger”) pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company.  Prior to the 2002 Merger, the financial statements of FTD.COM were consolidated with the Company’s consolidated financial statements.

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

Certain amounts in the consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations and comprehensive income and cash flows for the nine-month period ended March 31, 2002 have been reclassified to conform to the current period presentation.

Note 3.  Recently Issued Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, was issued.  SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination.  Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually.  Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is discussed below.  Within six months of initial application of the new standard, a transitional impairment test had to be performed on all goodwill.  Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle.  In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of SFAS No. 142.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of a fiscal year.  Retroactive application is not permitted.  The Company adopted SFAS No. 142 as of July 1, 2002.  See Note 8 for additional information.

In October 2001, SFAS No. 144 was issued, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement.  SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company adopted SFAS No. 144 as of July 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s consolidated financial statements included in this report.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged.  The Company elected to adopt SFAS No. 145 during the fiscal year ended June 30, 2002.  Accordingly, during the first quarter of fiscal 2002, the loss on extinguishment of debt in the amount of $0.6 million, related to the early repayment of debt incurred under the Company’s 1997 bank credit agreement (the “1997 Credit Agreement”), has been reflected as a component of other (income) expense, net in the Company’s consolidated financial statements.

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

In December 2002, SFAS No. 148, Accounting for Stock-Based Transition and Disclosure, was issued.  SFAS amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from APB Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and also amends APB Opinion No. 28, Interim Financial Reporting, to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis.  The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  For disclosures regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Note 11 – Stock-Based Compensation.

Note 4.  Acquisitions

On October 2, 2002, FTD.COM completed the acquisition of the outstanding stock of A.F.E. Inc. (doing business as Flowers USA) (“Flowers USA”) pursuant to an agreement and plan of merger by and among FTD.COM, A.F.E. Acquisition Corp., A.F.E. Inc. and David M. Adams, as sole shareholder of A.F.E. Inc. (the “Flowers USA Agreement”).  Flowers USA was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers USA Agreement, the purchase price of the acquisition was $7.7 million.  Initially, $8.0 million was funded from the Company’s existing cash balances, of which $0.3 million was due from the seller at March 31, 2003 in connection with working capital adjustments under the Flowers USA Agreement. In addition, the Company incurred acquisition costs of $0.1 million. The assets acquired primarily consisted of Flowers USA’s customer list, valued at $0.4 million, and goodwill of $7.7 million, in addition to net liabilities assumed of $0.3 million.

On July 18, 2002, FTD.COM completed the acquisition of substantially all of the operating assets of Flowers Direct, L.L.P. (“Flowers Direct”) pursuant to an asset purchase agreement by and among Flowers Direct, E-Service Holdings, LLC, Express Worldwide Florist, Inc. and FTD.COM (the “Flowers Direct Agreement”).  Flowers Direct was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers Direct Agreement, the purchase price for the assets acquired was $4.7 million, which was funded from the Company's existing cash balances.   Additionally, the Company incurred acquisition costs of $0.2 million. The assets acquired primarily consisted of Flowers Direct’s customer list, valued at $0.2 million, and goodwill of $4.7 million.

The amount of the consideration for these acquisitions was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the Company.  The results of operations of Flowers USA and Flowers Direct since the respective transaction closing dates are included in the Company’s consolidated financial statements.  The Company accounted for both acquisitions using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.

In accordance with the provisions of SFAS No. 142, the $4.7 million and the $7.7 million in goodwill acquired in the Flowers Direct and Flowers USA acquisitions, respectively, will not be amortized and will be tested for impairment at least annually.  Additionally, the customer lists will be amortized over five years.  For tax purposes, the goodwill related to the Flowers Direct assets acquired is expected to be deductible.  The pro forma impact of the acquisitions is not material to the Company’s consolidated financial statements included in this report.

Note 5.  Revenues from Sale of Floral Selections Guide

As a condition of FTD membership, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership. The Company recognizes revenue related to the Floral Selections Guide when it is shipped to the florist.  The purchase of such Floral Selections Guide entitles an FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the florist remains an FTD member in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases.  Revenue from sales of the Floral Selections Guide during the three- and nine-month periods ended March 31, 2003 was $0.1 million and $5.1 million, respectively.  During the three-month period ended March 31, 2002, there was no associated revenue from sales of the Floral Selections Guide and during the nine-month period ended March 31, 2002, revenue from sales of the Floral Selections Guide was $0.3 million.

Note 6.  Income Taxes

The provisions for income taxes for the nine-month periods ended March 31, 2003 and 2002 were $10.1 million, reflecting an effective rate of 41.1%, and $8.0 million, reflecting an effective rate of 41.9%, respectively.

At March 31, 2003, the net current deferred tax asset was $5.0 million and the net long-term deferred tax liability was $5.1 million.  Management believes that, based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, no valuation allowance is necessary for deferred tax assets.

Note 7.  Earnings Per Share

The computations of basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income	$5,248	$3,213	$14,404	$9,500

Weighted average basic shares of Common Stock outstanding	16,287	14,523	16,332	14,512
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	146	105	146	101
Options to purchase shares of Class A Common Stock	167	150	93	152
Weighted average diluted shares of Common Stock outstanding	16,600	14,778	16,571	14,765

Basic net income per share of Common Stock	$0.32	$0.22	$0.88	$0.65
Diluted net income per share of Common Stock	$0.32	$0.22	$0.87	$0.64

Shares associated with options to purchase shares of Class A Common Stock that were not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive consisted of 24,700 shares and 642,000 shares, respectively, for the three- and nine-month periods ended March 31, 2003 and 27,400 shares and 40,000 shares, respectively, for the three- and nine-month periods ended March 31, 2002.

Note 8.  Goodwill and Other Intangibles

The Company completed its transitional impairment test of goodwill and trademark assets as of July 1, 2002 and it was determined that no impairment existed as a result of the analysis.  The Company will evaluate goodwill and trademark assets for impairment at least annually.

The following is a summary of net income and earnings per share for the three- and nine-month periods ended March 31, 2003 compared to the same periods of the prior fiscal year, as adjusted to eliminate amortization of goodwill and trademark assets from the prior fiscal year period, as these assets are no longer required to be amortized in the fiscal 2003 periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income as reported	$5,248	$3,213	$14,404	$9,500
Add back: goodwill and trademark amortization	—	664	—	1,991
Net income - adjusted	$5,248	$3,877	$14,404	$11,491

Basic earnings per share as reported	$0.32	$0.22	$0.88	$0.65
Goodwill and trademark amortization	—	0.05	—	0.14
Basic earnings per share - adjusted	$0.32	$0.27	$0.88	$0.79

Diluted earnings per share as reported	$0.32	$0.22	$0.87	$0.64
Goodwill and trademark amortization	—	0.04	—	0.13
Diluted earnings per share - adjusted	$0.32	$0.26	$0.87	$0.77

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at March 31, 2003 and estimated amortization expense for each of the next five fiscal years (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Total amortizable intangible assets:
Customer lists	$4,676	$(790)	$3,886

Estimated Amortization Expense:
For the year ending June 30, 2003	$915
For the year ending June 30, 2004	935
For the year ending June 30, 2005	935
For the year ending June 30, 2006	935
For the year ending June 30, 2007	828
For the year ending June 30, 2008	20

Amortization expense for the three- and nine-month periods ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Goodwill and trademark amortization	$—	$664	$—	$1,991
Amortization of other intangibles	234	43	682	65
Total amortization expense	$234	$707	$682	$2,056

During the three- and nine-month periods ended March 31, 2003, the indefinite-lived trademark did not have a change in the carrying amount of $12.3 million. The changes in the carrying amount of goodwill, by segment, for the nine months ended March 31, 2003 are as follows:

	Florist Business	Consumer Business	Total
	(in thousands)
Balance as of June 30, 2002	$47,680	$59,550	$107,230
Adjustment related to the 2002 Merger	—	680	680
Addition related to acquisition of certain assets of Flowers Direct	—	4,740	4,740
Addition related to acquisition of Flowers USA	—	7,678	7,678
Balance as of March 31, 2003	$47,680	$72,648	$120,328

Note 9.  Financing Arrangements

On September 27, 2002, the Company and FTD entered into an Amended and Restated Credit Agreement with Harris Trust and Savings Bank, as Administrative Agent (the “2002 Credit Agreement”), which amended and restated the credit agreement dated as of September 27, 2001 by and among the Company, FTD and Harris Trust and Savings Bank, as Administrative Agent (the “2001 Credit Agreement”).  The 2002 Credit Agreement includes a revolving credit commitment of $75.0 million.  Under the terms of the 2002 Credit Agreement, borrowings are subject to a variable interest rate based on the prime commercial rate or the London Interbank Offered Rate (“LIBOR”).

The 2002 Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from the Company’s and any of its subsidiaries’ issuances of equity securities.  The Company was in compliance with all debt covenants as of March 31, 2003.

The 2002 Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s and its subsidiaries’ ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate or dispose of substantial assets, among other restrictions.  The 2002 Credit Agreement also includes restrictions that limit the ability of the Company’s subsidiaries to pay dividends.  In addition, substantially all of the assets of the Company are pledged as security under the 2002 Credit Agreement.

The outstanding debt balance of $20.5 million at March 31, 2003 was classified as long-term debt.  As of March 31, 2003, no repayments of the debt outstanding under the 2002 Credit Agreement are required prior to December 31, 2005, at which time the outstanding balance is due in full.

As a result of entering into the 2001 Credit Agreement, $0.6 million of unamortized deferred financing costs associated with the 1997 Credit Agreement were expensed in the nine-month period ended March 31, 2002, which is reflected in other (income) expense, net.

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

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million as of March 31, 2003, and are effective through December 31, 2003.  Due to decreases in market value, the carrying value at March 31, 2003 was zero, which approximates fair value.

Note 10.  Related Party Transactions

The Company incurred expenses of $0.5 million and $1.5 million for the three- and nine-month periods, respectively, ended March 31, 2003 and 2002, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of stockholders of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At March 31, 2003, the Company had no loans receivable from current or former officers of the Company.  At June 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million, with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Note 11.  Stock-Based Compensation

The Company’s 2002 Long-Term Equity Incentive Plan (the "2002 Equity Incentive Plan") provides for the issuance of up to 1,250,000 shares of Class A Common Stock in connection with the granting of incentive or non-qualified stock options, stock appreciation rights, either alone or in tandem with options, restricted stock, performance awards or any combination of the foregoing.

Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to five years after the date of grant.  All currently outstanding options were granted with an exercise price equal to the fair market value on the date of grant.

Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of the Company’s options for the nine-month period ended March 31, 2003 was $6.01 for each option to purchase a share of Class A Common Stock.  There were no grants of the Company’s options in fiscal year 2002.

2003

Risk-free interest rate	3.70%
Expected dividend yield	0.00%
Expected volatility	31.84%
Estimated lives of options (in years)	3.00

Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock for each share of FTD.COM common stock owned at the time of the 2002 Merger.  Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.  Accordingly, options to purchase 220,000 shares of FTD.COM common stock were converted into options to purchase 57,200 shares of Class A Common Stock at the time of the 2002 Merger.  The new options have the same vesting provisions, options periods, aggregate intrinsic value, ratio of exercise price per option to the market value per share and other terms as the FTD.COM options exchanged.

Based on the above assumptions, the Company would have recognized additional compensation expense, net of the Company’s statutory tax rate of 40%, of $0.2 million and $0.3 million for the three- and nine-month periods ended March 31, 2003, respectively, and $23,000 and $0.1 million for the three- and nine-month periods ended March 31, 2002, respectively, if the estimated costs of the outstanding granted stock options of the Company and FTD.COM had been recorded in the Company’s consolidated financial statements.  Accordingly, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income and earnings per share):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Net income, as reported	$5,248	$3,213	$14,404	$9,500
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	201	23	269	89
Pro forma net income	$5,047	$3,190	$14,135	$9,411
Earnings per share:
Basic - as reported	$0.32	$0.22	$0.88	$0.65
Basic - pro forma	$0.31	$0.22	$0.87	$0.65
Diluted - as reported	$0.32	$0.22	$0.87	$0.64
Diluted - pro forma	$0.30	$0.22	$0.85	$0.64

Options granted during the nine months ended March 31, 2003 vest equally each year over a three-year period from the date of grant.  As a result, the estimated cost reflects only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

Note 12.  Capital Transactions

The 2002 Equity Incentive Plan was adopted by the Board and approved by the Company’s stockholders on June 27, 2002.  During the nine-month period ended March 31, 2003, pursuant to the terms of the 2002 Equity Incentive Plan, the Company granted options, at fair value, to purchase 620,200 shares of Class A Common Stock and issued 11,992 restricted shares, at fair value, of Class A Common Stock.  Options to purchase 35,500 shares previously granted were canceled and options to purchase 23,150 shares were exercised.

The Company repurchased 169,544 shares of Class A Common Stock into treasury for $2.3 million during the nine-month period ended March 31, 2003 pursuant to a Board-approved stock repurchase program.  In addition, the Company paid $2.0 million related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.

Note 13.  Litigation Settlement

The Company recorded a $2.6 million gain during the nine-month period ended March 31, 2002 for the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, which includes the reversal of $0.8 million in accruals related to the gain.  The gain was recorded in the consumer business segment’s general and administrative expenses.

Note 14.  Segment Information

Following the 2002 Merger and the resulting changes in the Company’s corporate structure, the Company reorganized the manner in which its resources are allocated and, as a result, reviews results based on the consumer business and the florist business segments.  The discrete operating results for both the consumer business and florist business segments are regularly reviewed by the Company’s principal executive officers to make decisions about resources to be allocated to each segment and to assess its performance.  Composition of the Company’s reportable segments for the three- and nine-month periods ended March 31, 2002 have been reclassified to conform to the current year presentation.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments.  Accordingly, interest income, interest expense and income tax expense are recorded on a consolidated corporate basis.

The florist business segment includes all products and services sold to FTD members, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesale product sales.  The consumer business segment encompasses floral and specialty gift items sold to consumers primarily through FTD.COM’s Web site, www.ftd.com, or its 1-800-SEND-FTD toll-free telephone number.

Of the Company’s assets totaling $212.8 million at March 31, 2003, the assets of the Company’s consumer business totaled $114.1 million, of which $33.4 million relates to intercompany receivables that are eliminated in consolidation.  The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of $132.1 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The following tables detail the Company’s operating results by reportable business segment for the three-and nine-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003			2002
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$45,652	$(69)	$45,583	$47,465	$(39)	$47,426
Consumer business	54,195	(4,146)	50,049	48,870	(3,995)	44,875
Total	99,847	(4,215)	95,632	96,335	(4,034)	92,301

Costs of Goods Sold and Services Provided:
Florist business	17,082	(489)	16,593	17,349	(370)	16,979
Consumer business	38,266	(629)	37,637	34,990	(617)	34,373
Corporate	622	—	622	643	—	643
Total	55,970	(1,118)	54,852	52,982	(987)	51,995

Gross Margin:
Florist business	28,570	420	28,990	30,116	331	30,447
Consumer business	15,929	(3,517)	12,412	13,880	(3,378)	10,502
Corporate	(622)	—	(622)	(643)	—	(643)
Total	43,877	(3,097)	40,780	43,353	(3,047)	40,306

Advertising and Selling:
Florist business	16,637	(3,066)	13,571	17,265	(2,980)	14,285
Consumer business	5,337	—	5,337	4,515	—	4,515
Total	21,974	(3,066)	18,908	21,780	(2,980)	18,800

General and Administrative:
Florist business	2,912	—	2,912	3,530	—	3,530
Consumer business	4,187	(550)	3,637	5,145	(526)	4,619
Corporate	5,572	519	6,091	5,705	459	6,164
Total	12,671	(31)	12,640	14,380	(67)	14,313

Operating Income (Loss) before Corporate Allocations:
Florist business	9,021	3,486	12,507	9,321	3,311	12,632
Consumer business	6,405	(2,967)	3,438	4,220	(2,852)	1,368
Corporate	(6,194)	(519)	(6,713)	(6,348)	(459)	(6,807)
Total	9,232	—	9,232	7,193	—	7,193

Corporate Allocations:
Florist business	2,881	—	2,881	2,700	—	2,700
Consumer business	815	—	815	747	—	747
Corporate	(3,696)	—	(3,696)	(3,447)	—	(3,447)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	6,140	3,486	9,626	6,621	3,311	9,932
Consumer business	5,590	(2,967)	2,623	3,473	(2,852)	621
Corporate	(2,498)	(519)	(3,017)	(2,901)	(459)	(3,360)
Total	$9,232	$—	$9,232	$7,193	$—	$7,193

Depreciation and Amortization:
Florist business	$650	$—	$650	$722	$—	$722
Consumer business	296	—	296	72	—	72
Corporate	1,094	—	1,094	1,576	—	1,576
Total	$2,040	$—	$2,040	$2,370	$—	$2,370

	Nine Months Ended March 31,
	2003			2002
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$131,832	$(221)	$131,611	$128,324	$(55)	$128,269
Consumer business	137,528	(11,130)	126,398	111,136	(9,876)	101,260
Total	269,360	(11,351)	258,009	239,460	(9,931)	229,529

Costs of Goods Sold and Services Provided:
Florist business	46,869	(1,395)	45,474	44,395	(1,430)	42,965
Consumer business	97,907	(1,634)	96,273	79,213	(1,362)	77,851
Corporate	1,849	—	1,849	1,890	—	1,890
Total	146,625	(3,029)	143,596	125,498	(2,792)	122,706

Gross Margin:
Florist business	84,963	1,174	86,137	83,929	1,375	85,304
Consumer business	39,621	(9,496)	30,125	31,923	(8,514)	23,409
Corporate	(1,849)	—	(1,849)	(1,890)	—	(1,890)
Total	122,735	(8,322)	114,413	113,962	(7,139)	106,823

Advertising and Selling:
Florist business	47,281	(8,232)	39,049	45,426	(7,072)	38,354
Consumer business	12,829	—	12,829	9,885	—	9,885
Total	60,110	(8,232)	51,878	55,311	(7,072)	48,239

General and Administrative:
Florist business	8,247	—	8,247	11,848	—	11,848
Consumer business	11,081	(1,397)	9,684	9,250	(1,109)	8,141
Corporate	17,596	1,307	18,903	16,055	1,042	17,097
Total	36,924	(90)	36,834	37,153	(67)	37,086

Operating Income (Loss) before Corporate Allocations:
Florist business	29,435	9,406	38,841	26,655	8,447	35,102
Consumer business	15,711	(8,099)	7,612	12,788	(7,405)	5,383
Corporate	(19,445)	(1,307)	(20,752)	(17,945)	(1,042)	(18,987)
Total	25,701	—	25,701	21,498	—	21,498

Corporate Allocations:
Florist business	8,715	—	8,715	7,772	—	7,772
Consumer business	2,351	—	2,351	2,202	—	2,202
Corporate	(11,066)	—	(11,066)	(9,974)	—	(9,974)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	20,720	9,406	30,126	18,883	8,447	27,330
Consumer business	13,360	(8,099)	5,261	10,586	(7,405)	3,181
Corporate	(8,379)	(1,307)	(9,686)	(7,971)	(1,042)	(9,013)
Total	$25,701	$—	$25,701	$21,498	$—	$21,498

Depreciation and Amortization:
Florist business	$1,945	$—	$1,945	$2,301	$—	$2,301
Consumer business	561	—	561	112	—	112
Corporate	3,309	—	3,309	4,625	—	4,625
Total	$5,815	$—	$5,815	$7,038	$—	$7,038

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

Operations

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.  Composition of the Company’s reportable segments for the three- and nine-month periods ended March 31, 2002 have been reclassified to conform to the current year presentation.

Florist business.  The florist business segment includes revenue associated with the services and products provided to FTD member florists, primarily comprised of the services and products as described below.  Membership as of March 31, 2003 and 2002 was approximately 20,200 and 19,500 members, respectively.  Average membership for the three- and nine-month periods ended March 31, 2003 was 20,800 and 20,700 members, respectively, while the average membership for the three- and nine-month periods ended March 31, 2002 was 18,500 and 15,600 members, respectively.  Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 55% of the florist business revenue for each of the nine-month periods ended March 31, 2003 and 2002.  The Mercury Network services and Mercury computer equipment products and services revenue comprised 14% and 19% of the florist business revenue for the nine-month periods ended March 31, 2003 and 2002, respectively. The specialty wholesaling products revenue comprised 31% and 26% of the florist business revenue for the nine-month periods ended March 31, 2003 and 2002, respectively.

Clearinghouse services.  Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions.  Revenues from the clearinghouse are generated by charging a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled.  Revenue is also generated from the monthly membership fee charged to member florists and credit card processing services provided to member florists.  Cash rebates, which are earned by florists under a customer incentive program, in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

Publications and other member services products and services.  Publications products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form.  Revenues related to publications are recognized ratably over the period in which the publications are issued.  The Company provides services related to the set up and maintenance of FTD Florists’ Online Web sites hosted through FTD.COM’s www.ftd.com Web site.  Revenue for FTD Florists’ Online Web site hosting is recognized ratably over the one-year life of the agreements.  In addition, the Company provides a 24 hour telephone answering and floral order-taking service (“Flowers All Hours”).  Revenue associated with Flowers All Hours is recorded in the period the service is provided.

Mercury network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 68% of the Company’s member florists compared to approximately 51% at March 31, 2002.  Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee.  Revenues for the services related to transmitting orders and messages are recorded in the period the service is provided.

Mercury computer equipment products and services.  Mercury computer equipment and software sales include both the sale and leasing of hardware and software designed for the floral industry.  The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue related to hardware and software products which are sold, including specified upgrades/enhancements, at the time of shipment.  For systems that are being leased, the Company recognizes software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time the service is provided.

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

Consumer business.  FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  FTD.COM offers same-day delivery of floral orders and next-day delivery of specialty gift orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

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

Orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  FTD.COM generally charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue and the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

Order revenue and service fees are reported net of discounts.  FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Operating expenses.  Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to increase order volumes sent utilizing the FTD clearinghouse.  Advertising expense is related to the Company’s marketing and advertising programs on both national and local levels.  FTD’s advertising promotes FTD florists, FTD-branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment promotes the FTD brand and its products and services primarily through broadcast and cable television advertisements, magazine advertisements and newspaper supplements.  Sponsorships are also a major part of the florist business segment’s marketing efforts.  The florist business segment also supplies advertising and marketing tools on a local basis for FTD florists.  FTD florists are provided with advertising tools such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information.  In addition, FTD florists can purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of offline, online, direct and customer loyalty marketing strategies, representing a balanced marketing program focused on both customer acquisition and retention.  Offline advertising consists primarily of yellow pages advertising.  Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites.  The direct marketing campaign focuses on the development of relationships with many companies that have large consumer databases.  Statement inserts, e-mails, online placements, discount offers and mileage and point awards for purchases are utilized to market to these consumers.  The cost associated with mileage and point award programs are classified as cost of goods sold, in accordance with EITF Issue No. 01-9.  Customer loyalty marketing strategies focus on the utilization of the Company’s extensive database of customer information to enhance customer retention efforts.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30.  Seasonality is also attributable to increased revenues in the quarter ended March 31 related to the increased floral orders and shipments of holiday products related to the popular floral holiday of Mother’s Day.  In addition, year over year total revenue and operating results will fluctuate in the first quarter related to the revenue generated from the Floral Selections Guide, which is published bi-annually.

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Revenues
Florist business	$45,583	$47,426	(3.9)%
Consumer business	50,049	44,875	11.5%
Total revenues	$95,632	$92,301	3.6%

Total revenues increased by $3.3 million, or 3.6%, to $95.6 million for the three-month period ended March 31, 2003, compared to $92.3 million for the three-month period ended March 31, 2002.

Florist business segment revenue decreased by $1.8 million, or 3.9%, to $45.6 million for the three-month period ended March 31, 2003, compared to $47.4 million for the three-month period ended March 31, 2002.  This decrease was primarily due to a decrease in revenues associated with orders transmitted over the Mercury Network.  The primary reasons for the decrease were related to the termination of a relationship with a competing clearinghouse, which resulted in fewer orders being transmitted over the Mercury Network and a planned reduction in per order transmission fees charged by the Company, which went into effect in July 2002.  This decrease in revenues was partially offset by an increase in revenues from FTD’s wholesale products, which include FTD’s branded floral supplies, as well as a newly repositioned wholesale fresh flowers program.

Consumer business segment revenue increased by $5.1 million, or 11.5%, to $50.0 million for the three-month period ended March 31, 2003, compared to $44.9 million for the three-month period ended March 31, 2002.  This increase was due to an increase in order volume related to the Flowers Direct and Flowers USA businesses, which were acquired by the Company in July 2002 and October 2002, respectively, and due to continued growth in organic order volumes and average order value, supported by strong Valentine’s Day sales.

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Costs of goods sold and services provided
Florist business	$16,593	$16,979	(2.3)%
Consumer business	37,637	34,373	9.5%
Corporate	622	643	(3.3)%
Total costs of goods sold and services provided	$54,852	$51,995	5.5%

Total costs of goods sold and services provided increased by $2.9 million, or 5.5%, to $54.9 million for the three-month period ended March 31, 2003, compared to $52.0 million for the three-month period ended March 31, 2002.  Gross margin decreased to 42.6% for the three-month period ended March 31, 2003 from 43.7% for the three-month period ended March 31, 2002, which is primarily due to the higher mix of sales in the Company’s lower margin consumer business.

Costs of goods sold and services provided associated with the florist business segment decreased by $0.4 million, or 2.3%, to $16.6 million for the three-month period ended March 31, 2003, compared to $17.0 million for the three-month period ended March 31, 2002, primarily due to the decreased level of sales.  Gross margin for the florist business decreased to 63.6% for the three-month period ended March 31, 2003 from 64.2% for the three-month period ended March 31, 2002 due to a decrease in revenues associated with orders transmitted over the Mercury Network, revenue which typically has higher gross margins.

Cost of goods sold and services provided associated with the consumer business segment increased by $3.2 million, or 9.5%, to $37.6 million for the three-month period ended March 31, 2003, compared to $34.4 million for the three-month period ended March 31, 2002, primarily due to an increase in order volume.  Gross margin for the consumer business increased to 24.8% for the three-month period ended March 31, 2003 from 23.4% for the three-month period ended March 31, 2002 partially due to growth in specialty gift sales, which typically have higher gross margins.  Specialty gift sales were 20.9% of total orders for the three-month period ended March 31, 2003, compared to 16.8% of total orders for the same period of the prior fiscal year.  The increase in gross margin was also due to realized efficiencies in order processing.

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Advertising and selling costs
Florist business	$13,571	$14,285	(5.0)%
Consumer business	5,337	4,515	18.2%
Total advertising and selling costs	$18,908	$18,800	0.6%

Advertising and selling costs increased by $0.1 million, or 0.6%, to $18.9 million for the three-month period ended March 31, 2003, compared to $18.8 million for the three-month period ended March 31, 2002.

Advertising and selling costs associated with the florist business decreased by $0.7 million, or 5.0%, to $13.6 million for the three-month period ended March 31, 2003, compared to $14.3 million for the three-month period ended March 31, 2002, partially due to a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse, as order volumes sent through the clearinghouse decreased in the current period, partially due to Easter occurring in the fourth quarter of the current fiscal year versus the third quarter of the prior fiscal year.  In addition, advertising costs decreased due to the Easter shift, a more targeted advertising campaign and realized efficiencies in advertising purchases.  These decreases were partially offset by an increase in the number of employees in the Company’s sales force.

Advertising and selling costs associated with the consumer business increased by $0.8 million, or 18.2%, to $5.3 million for the three-month period ended March 31, 2003, compared to $4.5 million for the three-month period ended March 31, 2002, primarily due to an increase in online advertising expenses partially offset by a decrease in direct marketing expenses.  The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with online marketing partnerships related to online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.  The decrease in direct marketing expense is primarily the result of Easter occurring in the fourth quarter of the current fiscal year versus the third quarter of the prior fiscal year.

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
General and administrative costs
Florist business	$2,912	$3,530	(17.5)%
Consumer business	3,637	4,619	(21.3)%
Corporate	6,091	6,164	(1.2)%
Total general and administrative costs	$12,640	$14,313	(11.7)%

General and administrative costs decreased by $1.7 million, or 11.7%, to $12.6 million for the three-month period ended March 31, 2003, compared to $14.3 million for the three-month period ended March 31, 2002.

General and administrative costs for the florist business decreased by $0.6 million, or 17.5%, to $2.9 million for the three-month period ended March 31, 2003 compared to $3.5 million for the three-month period ended March 31, 2002.  This decrease was partially attributable to cost control efforts which encompassed headcount reductions.

General and administrative costs for the consumer business decreased by $1.0 million, or 21.3%, to $3.6 million for the three-month period ended March 31, 2003 compared to $4.6 million for the three-month period ended March 31, 2002, primarily due to $1.0 million in costs incurred in the prior year period related to the 2002 Merger.

Corporate general and administrative costs decreased $0.1 million, or 1.2%, to $6.1 million for the three-month period ended March 31, 2003 compared to $6.2 million for the three-month period ended March 31, 2002 primarily due to a reduction in amortization expense resulting from the adoption of SFAS 142 during the first quarter of fiscal year 2003, which was partially offset by an increase in expenses associated with the accounts receivable reserve and an increase in employee benefit costs.

	Three Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Other income and expenses
Interest income	$(17)	$(234)	(92.7)%
Interest expense	301	735	(59.0)%
Other (income) expense, net	45	(43)	(204.7)%
Total other income and expenses	$329	$458	(28.2)%

Interest income decreased to $17,000 for the three-month period ended March 31, 2003 compared to $0.2 million for the three-month period ended March 31, 2002.  This decrease is primarily due to a decrease in cash balances and a reduction in interest rates.

Interest expense decreased $0.4 million to $0.3 million for the three-month period ended March 31, 2003 compared to $0.7 million for the three-month period ended March 31, 2002.  The decrease is primarily due to a decrease in long-term debt and a reduction in interest rates.

Other (income) expense, net decreased to $45,000 of expense for the three-month period ended March 31, 2003 compared to $43,000 of income for the three-month period ended March 31, 2002, primarily due to fluctuations in foreign currency.

Nine months ended March 31, 2003 compared to the nine months ended March 31, 2002

	Nine Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Revenues
Florist business	$131,611	$128,269	2.6%
Consumer business	126,398	101,260	24.8%
Total revenues	$258,009	$229,529	12.4%

Total revenues increased by $28.5 million, or 12.4%, to $258.0 million for the nine-month period ended March 31, 2003, compared to $229.5 million for the nine-month period ended March 31, 2002.

Florist business segment revenue increased by $3.3 million, or 2.6%, to $131.6 million for the nine-month period ended March 31, 2003, compared to $128.3 million for the nine-month period ended March 31, 2002.  This increase was primarily due to the bi-annual sale of the Floral Selections Guide to member florists, an increase in florist membership and an increase in revenues from FTD’s wholesale products, which include FTD’s branded floral supplies, as well as a newly repositioned wholesale fresh flowers program.  These increases were partially offset by a decrease in revenues associated with orders transmitted over the Mercury Network, primarily related to fewer orders transmitted over the Mercury Network due to the termination of a relationship with a competing clearinghouse, coupled with a reduction in per order transmission fees charged by the Company, which went into effect in July 2002.

Consumer business segment revenue increased by $25.1 million, or 24.8%, to $126.4 million for the nine-month period ended March 31, 2003, compared to $101.3 million for the nine-month period ended March 31, 2002.  This increase was primarily due to continued growth in order volume.  This growth was primarily due to organic growth within the consumer business segment due to new and existing marketing initiatives and expanded product offerings and growth due to the acquisition of the businesses of National Flora, Flowers Direct and Flowers USA which were acquired by the Company in November 2001, July 2002 and October 2002, respectively.

	Nine Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Costs of goods sold and services provided
Florist business	$45,474	$42,965	5.8%
Consumer business	96,273	77,851	23.7%
Corporate	1,849	1,890	(2.2)%
Total costs of goods sold and services provided	$143,596	$122,706	17.0%

Total costs of goods sold and services provided increased by $20.9 million, or 17.0%, to $143.6 million for the nine-month period ended March 31, 2003, compared to $122.7 million for the nine-month period ended March 31, 2002.  Gross margin decreased to 44.3% for the nine-month period ended March 31, 2003 from 46.5% for the nine-month period ended March 31, 2002, which is primarily due to the higher mix of sales in the Company’s lower margin consumer business.

Cost of goods sold and services provided associated with the florist business segment increased by $2.5 million, or 5.8%, to $45.5 million for the nine-month period ended March 31, 2003, compared to $43.0 million for the nine-month period ended March 31, 2002, primarily due to the increased level of sales.  Gross margin for the florist business decreased to 65.4% for the nine-month period ended March 31, 2003 from 66.5% for the nine-month period ended March 31, 2002, primarily due to the bi-annual sale of the Floral Selection Guide, which is a lower margin product, combined with a decrease in revenues associated with orders transmitted over the Mercury Network, which typically have a higher gross margin.

Cost of goods sold and services provided associated with the consumer business segment increased by $18.4 million, or 23.7%, to $96.3 million for the nine-month period ended March 31, 2003, compared to $77.9 million for the nine-month period ended March 31, 2002, primarily due to an increase in order volume as discussed in the revenue section.  Gross margin for the consumer business increased to 23.8% for the nine-month period ended March 31, 2003 from 23.1% for the nine-month period ended March 31, 2002 partially due to growth in specialty gift sales, which typically have higher gross profit margins.  Specialty gift sales were 19.7% of total orders for the nine months ended March 31, 2003, compared to 14.9% of total orders for the same period of the prior fiscal year.

	Nine Months Ended March 31,
	2003	2002	% Change
	(in thousands)
Advertising and selling costs
Florist business	$39,049	$38,354	1.8%
Consumer business	12,829	9,885	29.8%
Total advertising and selling costs	$51,878	$48,239	7.5%

Advertising and selling costs increased by $3.7 million, or 7.5%, to $51.9 million for the nine-month period ended March 31, 2003, compared to $48.2 million for the nine-month period ended March 31, 2002.

Advertising and selling costs associated with the florist business increased by $0.6 million, or 1.8%, to $39.0 million for the nine-month period ended March 31, 2003, compared to $38.4 million for the nine-month period ended March 31, 2002, primarily due to an increase in the number of employees in the Company’s sales force, partially offset by a more targeted advertising campaign, realized efficiencies in advertising purchases and a reduction in advertising related to the Easter shift.

Advertising and selling costs associated with the consumer business increased by $2.9 million, or 29.8%, to $12.8 million for the nine-month period ended March 31, 2003, compared to $9.9 million for the nine-month period ended March 31, 2002, primarily due to an increase in online advertising expense.  The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with online marketing partnerships related to online advertising placements.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost taking into consideration the most likely number of orders to be generated under each such agreement.

	Nine Months Ended March 31,
	2003	2002	Change%
	(in thousands)
General and administrative costs
Florist business	$8,247	$11,848	(30.4)%
Consumer business	9,684	8,141	19.0%
Corporate	18,903	17,097	10.6%
Total general and administrative costs	$36,834	$37,086	(0.7)%

Total general and administrative expenses decreased by $0.3 million, or 0.7%, to $36.8 million for the nine-month period ended March 31, 2003, compared to $37.1 million for the nine-month period ended March 31, 2002.

General and administrative costs for the florist business decreased by $3.6 million, or 30.4%, to $8.2 million for the nine-month period ended March 31, 2003 compared to $11.8 million for the nine-month period ended March 31, 2002.  This decrease was partially attributable to cost control efforts, which encompassed headcount reductions in corporate technology functions, the elimination of general and administrative costs related to a low-cost wire order service that existed in prior years and a $0.4 million charge in the prior year related to the impairment of internal use software that had been used to process clearinghouse and related transactions.

General and administrative costs for the consumer business increased by $1.6 million, or 19.0%, to $9.7 million for the nine-month period ended March 31, 2003 compared to $8.1 million for the nine-month period ended March 31, 2002.  This increase was primarily related to a $2.6 million gain recorded in the prior year attributable to the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, partially offset by $1.0 million of costs incurred in the prior year related to the 2002 Merger.

Corporate general and administrative costs increased $1.8 million, or 10.6%, to $18.9 million for the nine-month period ended March 31, 2003 compared to $17.1 million for the nine-month period ended March 31, 2002.  This increase was primarily due to a $1.4 million gain recorded in the prior year attributable to the termination of certain future post-retirement health care benefits, an increase in employee benefit costs in the current year and an increase in current year expense related to the accounts receivable reserve.  These increases were partially offset by the reduction in amortization expense resulting from the adoption of SFAS 142 during the first quarter of fiscal year 2003 and a $0.5 million charge recorded in the prior year attributable to severance costs for certain former employees.

	Nine Months Ended March 31,
	2003	2002	Change%
	(in thousands)
Other income and expenses
Interest income	$(144)	$(751)	(80.8)%
Interest expense	1,378	2,624	(47.5)
Other (income) expense, net	—	463	(100.0)
Total other income and expenses	$1,234	$2,336	(47.2)%

Interest income decreased to $0.1 million for the nine-month period ended March 31, 2003 compared to $0.8 million for the nine-month period ended March 31, 2002.  This decrease was primarily due to a decrease in cash balances and a reduction in interest rates.

Interest expense decreased $1.2 million to $1.4 million for the nine-month period ended March 31, 2003 compared to $2.6 million for the nine-month period ended March 31, 2002.  The decrease was primarily due to a decrease in long-term debt and a reduction in interest rates.

Other (income) expense decreased $0.5 million to zero for the nine-month period ended March 31, 2003 primarily related to the write-off of deferred financing fees during the first quarter of fiscal year 2002.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $1.5 million at March 31, 2003 from $36.4 million at June 30, 2002.

Cash provided by operating activities was $19.1 million for the nine-month period ended March 31, 2003, which primarily consisted of net income and depreciation and amortization partially offset by increases in accounts receivable.  Cash provided by operating activities was $20.6 million for the nine-month period ended March 31, 2002, which primarily consisted of net income and depreciation and amortization.

Cash used in investing activities was $18.3 million for the nine-month period ended March 31, 2003, which primarily consisted of $12.7 million used to purchase certain assets of Flowers Direct and in the acquisition of Flowers USA, $3.3 million in capital expenditures and $2.5 million of expenditures related to the 2002 Merger.  Cash used in investing activities was $13.0 million for the nine-month period ended March 31, 2002, which primarily consisted of $9.1 million used to purchase certain assets of National Flora and $3.5 million in capital expenditures.

Cash used in financing activities was $35.8 million for the nine-month period ended March 31, 2003, which primarily consisted of $26.5 million of net repayments of debt outstanding under the revolving credit facility, a decrease in book overdrafts of $4.9 million and $4.3 million used to repurchase Class A Common Stock into treasury, pursuant to a Board-approved stock repurchase program.  Cash used in financing activities was $4.9 million for the nine-month period ended March 31, 2002, which primarily consisted of $30.0 million of repayments of long-term debt and a decrease in book overdrafts of $3.1 million, partially offset by $29.1 million in net proceeds from borrowings under the revolving credit facility.

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

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2002 Credit Agreement.  The 2002 Credit Agreement provides maximum availability of $75.0 million.  Borrowings under the 2002 Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At March 31, 2003, the Company had $20.5 million outstanding under the revolving credit facility and $1.4 million outstanding under various letters of credit.  Borrowings under the revolving credit facility will mature on December 31, 2005.  The 2002 Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from certain issuances of equity securities other than pursuant to the exercise of employee stock options.  At March 31, 2003, the Company was in compliance with the covenants contained in the 2002 Credit Agreement.

In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group to reduce the impact of potential increases on floating rate debt.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million as of March 31, 2003, and are effective through December 31, 2003.  The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term.  The interest rate cap cost was $0.1 million.  Due to decreases in market value, the carrying value at March 31, 2003 was zero, which approximates fair value.

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

Income Taxes

The provisions for income taxes for the nine-month periods ended March 31, 2003 and 2002 were $10.1 million, reflecting an effective rate of 41.1%, and $8.0 million, reflecting an effective rate of 41.9%, respectively.

At March 31, 2003, the net current deferred tax asset was $5.0 million and the net long-term deferred tax liability was $5.1 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for deferred tax assets.

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

Revenue Recognition

Revenues generated by the florist business segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered.  Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided.  Sales of florist shop supplies are recorded when the products are shipped.  Revenues relating to publications are recognized ratably over the period in which the publications are issued.  Revenue for FTD Florists’ Online Web site hosting is recognized ratably over the one-year life of the agreements.  Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

In addition, the Company also sells computer equipment and software to member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue from software products (including specified upgrades/enhancements) at the time of shipment for systems sold.  For systems that are being leased, the Company recognizes revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

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

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on an estimated per order cost taking into consideration the most likely number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

The Company’s management must make estimates of accounts receivable that will not be collected.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of their current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value.  The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category.  A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  In addition, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory.  Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things.  In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination.  Therefore, although the Company’s management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

Long-lived Assets

The Company recognizes intangible assets at fair value, whether acquired individually or as a part of a group of assets where the entire cost of the group of assets is allocated to the individual assets based on their relative fair values.  The subsequent accounting for intangible assets depends on whether its useful life is indefinite or finite.

An intangible asset with a determinable finite useful life is amortized evenly over that useful life, however, the Company reevaluates whether an intangible asset has an indefinite or finite useful life during each reporting period.  In addition, the Company assesses the impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

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

See discussion of the adoption of SFAS No. 142 in Notes 3 and 8 of the Notes to the Consolidated Financial Statements.

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

Related Party Transactions

The Company incurred expenses of $0.5 million and $1.5 million for the three- and nine-month periods respectively, ended March 31, 2003 and 2002, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of stockholders of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At March 31, 2003, the Company had no loans receivable from current or former officers of the Company.  At June 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million, with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook.  These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of:  the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company’s marketing campaigns; the ability to retain customers and increase or maintain average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and the resolution of pending or threatened litigation.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million as of March 31, 2003, and are effective through December 31, 2003, under which the financing party agrees to pay the Company a variable rate if the rate on the floating rate debt exceeds the cap rate.  During the first nine months of fiscal year 2003, the variable interest rate did not exceed the 5.0% cap rate.  Accordingly, the Company did not receive any payments under these agreements during the first nine months of fiscal year 2003.

At March 31, 2003, $20.5 million of debt was outstanding under the 2002 Credit Agreement.  A portion of the Company’s outstanding debt, which totaled $0.5 million, is not covered by interest rate cap agreements.  An adverse change in interest rates would cause an increase in the amount of interest paid.  If the Company’s borrowings were to remain outstanding for the remaining term of the 2002 Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $205,000 in the amount of annualized interest paid and annualized interest expense recognized in the consolidated financial statements.  When the variable interest rate exceeds the 5.0% cap, a 100 basis point increase on the portion of the debt not covered by the interest rate cap would result in a $5,000 increase in annualized interest paid and annualized interest expense recognized in the consolidated financial statements

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar.  The cumulative translation adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the three- or nine-month periods ended March 31, 2003 and 2002.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars are not material to the consolidated financial statements.  The Company, therefore, does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, FTD, FTD.COM and the directors of the Company and FTD.COM have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all public stockholders of FTD.COM:  Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the 2002 Merger was released, and shortly thereafter were consolidated by the Court into a single lawsuit:  Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  Following that consolidation, plaintiffs voluntarily dismissed the Mott action with prejudice.  The complaints generally make essentially the same allegations, namely that:

•                  the offer by the Company to exchange 0.26 shares of Class A Common Stock for each share of FTD.COM common stock is inadequate;

•                  the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the 2002 Merger proposal;

•                  the Company and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction; and

•                  the Company, FTD.COM and certain individual defendants timed the 2002 Merger to deny public stockholders the full potential increase in FTD.COM’s stock price following the 2002 Merger.

The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the 2002 Merger.  The Company and the other defendants are defending themselves vigorously against these lawsuits.

The Company currently believes that damages, if any, and costs incurred pursuant to these lawsuits will be covered by insurance.  However, to date, the insurers have reserved their rights to decline coverage.  In the event the Company incurs significant damages and costs in connection with these lawsuits not covered by insurance, the Company’s financial condition, liquidity and results of operations could be materially adversely affected.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

None.

(b)         Reports on Form 8-K

On February 14, 2003, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Chief Executive Officer and Chief Financial Officer’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: May 12, 2003	By:	/S/ CARRIE A. WOLFE
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

Date: May 12, 2003
/S/ ROBERT L. NORTON
Robert L. Norton
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

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

Date: May 12, 2003
/S/ CARRIE A. WOLFE
Carrie A. Wolfe
Chief Financial Officer and Treasurer (Principal Financial Officer)