Form 10-K
period 2003-06-30
FTD INC
filed 2003-09-15
CIK 944537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-21277

FTD, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3711271
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3113 Woodcreek Drive
Downers Grove, IL 60515
(Address of principal executive offices)

Registrant’s telephone number, including area code: (630) 719-7800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑   NO ☐

The aggregate market value of the Registrant’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) held by non-affiliates of the Registrant as of September 8, 2003 was $72,360,493. As of September 8, 2003, there were 15,080,804 outstanding shares of the Registrant’s Class A Common Stock, and 1,311,252 outstanding shares of the Registrant’s Class B convertible common stock, par value $0.0005 per share (“Class B Convertible Common Stock” and, together with Class A Common Stock, “Common Stock”).

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s proxy statement (to be filed pursuant to Regulation 14A) for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III hereof.

PART I

Item 1.   BUSINESS

Overview

FTD, Inc. (the “Registrant” or the “Company”) is a Delaware corporation that commenced operations in 1994. As used in this Form 10-K, the terms the “Registrant” or the “Company” refer to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”). The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”). Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

The Company, supported by its worldwide FTD brand which utilizes the FTD Mercury Man logo, is a leading provider of floral services and products. Through its florist business, the Company provides products and services, such as clearinghouse services, technology products and services and floral shop supplies, to approximately 20,000 member florists and other retail locations offering floral products in the U.S. and Canada, and connects approximately 29,000 additional florists through affiliated or related organizations in 150 countries outside of North America. The consumer business segment is comprised of FTD.COM, a leading Internet and telephone marketer of flowers and specialty gifts. FTD.COM sells directly to consumers, primarily through its www.ftd.com Web site and its 1-800-SEND-FTD toll-free telephone number.

The Company is required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge on or through its Web site, www.ftdi.com. The information on the Company’s Web site is not incorporated into, and is not part of, this annual report.

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

In connection with the 2002 Merger, the controlling stockholders of the Company entered into a governance agreement with the Company that requires the Company to nominate designated representatives of the controlling stockholders to the Company’s Board of Directors (the “Board”) for so long as the controlling stockholders continue to own certain specified percentages of Common Stock. The controlling stockholders also entered into a registration rights agreement with the Company at the time of the 2002 Merger that may require the Company to register their shares of Common Stock.

The Formation and Termination of Relationship with FTD Association

Pursuant to an Agreement and Plan of Merger dated August 2, 1994 (the “1994 Merger Agreement”), among the Company, FTD Acquisition Corporation, a Delaware corporation, and Florists’ Transworld Delivery Association, a Michigan non-profit cooperative association founded by a group of retail florists in the United States in 1910 (the “Old Association”), the Company acquired all of the outstanding equity of the Old Association on December 19, 1994 (the “Acquisition”). The Operating Company was the surviving corporation following the Acquisition, and upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of the Company. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed “Florists’ Transworld Delivery, Inc.”  The Company, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which were being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association (the “Association”). Neither the Company nor the Operating Company had any ownership interest in the Association.

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

On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001 (the “Termination Agreement”). The Termination Agreement, which contained limited two-year non-compete provisions, terminated the Association Agreements. As consideration for the dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million which was paid on June 29, 2001 and $1.4 million which was paid July 1, 2002. In fiscal year 2001, the Company recorded $14.5 million of expenses related to this transaction, including professional fees.

Operations

The Company’s primary operations include its florist business and consumer business segments. Composition of the Company’s reportable segments for fiscal year 2001 have been reclassified to conform to the current year presentation.

The following table illustrates the percentage of the Company’s total revenue generated by the Company’s segments as a percentage of total revenue for the three fiscal years ended June 30, 2003, 2002 and 2001:

Revenues

	2003	2002	2001
Florist business	47.4%	52.6%	61.6%
Consumer business	52.6	47.4	38.4
Total revenues	100.0%	100.0%	100.0%

Florist business.   The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products, and is primarily comprised of the services and products as described below. Membership as of June 30, 2003, 2002 and 2001 was approximately 19,400, 19,800 and 14,400 members, respectively. Average membership for the years ended June 30, 2003, 2002 and 2001 was 20,400, 16,800 and 16,000 members, respectively. Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 57%, 57% and 53% of the florist business revenue for the years ended June 30, 2003, 2002 and 2001, respectively. Mercury Network services and Mercury computer equipment products and services revenue comprised 15%, 19% and 19% of the florist business revenue for the years ended June 30, 2003, 2002 and 2001, respectively. Specialty wholesaling products revenue comprised 28%, 24% and 28% of the florist business revenue for the years ended June 30, 2003, 2002 and 2001, respectively.

Clearinghouse services.   Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled. Revenue is also generated from the monthly membership fee charged to member florists and credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9,  Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF Issue No. 01-9”).

Publications products and other member services.   Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized ratably over the period in which the publications are issued. The Company also provides services related to the set up and maintenance of FTD Florists’ Online Web sites accessible through FTD.COM’s www.ftd.com Web site. In addition, the Company provides a 24 hour telephone answering and floral order-taking service (“Flowers All Hours”). Revenues associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.

Mercury Network services.   The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 72% of the Company’s member florists. Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee. Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

Mercury computer equipment products and services.   Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry. The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions. The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue related to hardware products which are sold, including specified upgrades/enhancements, at the time of shipment. The Company recognizes revenue related to software products which are sold ratably over the estimated useful life of the software. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time the service is provided.

Specialty wholesaling products.   The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products. The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions. Sales of specialty wholesaling products are recorded when the products are shipped.

Consumer business.   The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards. FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

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

Operating expenses.   Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to increase order volumes processed through the FTD clearinghouse. Advertising expenses are primarily related to the Company’s marketing and advertising programs on both national and local levels. FTD’s advertising promotes FTD member florists, FTD branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment promotes the FTD brand and its products and services primarily through broadcast and cable television advertisements, magazine advertisements and newspaper supplements. Sponsorships are also a major part of the florist business segment’s marketing efforts. Additionally, the florist business segment supplies advertising and marketing tools on a local basis for FTD florists to support the Company’s co-branding strategy. FTD florists are provided with advertising tools such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information. FTD florists can also purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of offline, online, direct and customer loyalty marketing strategies, representing a balanced marketing program focused on both customer acquisition and retention. Offline advertising consists primarily of yellow pages advertising. Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites. The direct marketing campaign focuses on the development of relationships with many companies that have large consumer databases. Statement inserts, e-mails, online placements, discount offers and mileage and point award programs are utilized to market to these consumers. The cost associated with mileage and point award programs are classified as cost of goods sold, in accordance with EITF Issue No. 01-9. Customer loyalty marketing strategies focus on the utilization of the Company’s extensive database of customer information to enhance customer retention efforts.

General and administrative expenses primarily consist of direct corporate expenses and customer service and technology expenses in both business segments.

Seasonality

In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future financial performance. The Company’s working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

The Company generated 20.3%, 24.4%, 26.3% and 29.0% of its total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal year 2003, respectively. The Company’s quarterly revenue and operating results typically exhibit seasonality similar to that experienced in fiscal year 2003. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30.

Seasonality is also attributable to increased revenues in the quarter ended March 31 related to the increased floral orders and shipments of holiday products to florists in anticipation of the popular floral holiday of Mother’s Day. In addition, historical year over year total revenue and operating results fluctuated in the first quarter related to the revenue generated from the Floral Selections Guide, which is published bi-annually.

Trademarks

The Company’s intellectual property portfolio includes service marks, trademarks and collective trademarks that distinguish the services and products offered by the Company or its member florists from those offered by other companies.

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

The Company also uses various marks under license, including the “Interflora” mark. The Company is the exclusive licensee to use this mark in North America and South America, as well as other countries including, but not limited to, Japan, South Korea, Panama, the Philippine Islands, Puerto Rico and the Virgin Islands.

Competition

The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and gifts. The principal competitor of the Company’s florist business segment is Teleflora LLC (“Teleflora”). Teleflora and FTD are the largest floral service providers in the United States based on membership. Teleflora offers some products and services that are comparable to those offered by the Company, and florists may subscribe to both of these competing services. The principal competitor of the Company’s consumer business segment is 1-800-FLOWERS.COM, Inc., which offers similar floral and specialty gift items to consumers through a Web site and a toll-free telephone number.

The Operating Company is subject to certain operating restrictions pursuant to a Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America v. Florists’ Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists’ Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the “Consent Order”). Among its terms, the Consent Order prohibits FTD from restricting membership to florists who are not subscribers of a competing clearinghouse. The Consent Order expires on August 1, 2005.

Employees

At June 30, 2003, the Company employed approximately 800 full-time employees. The Company considers its relations with its employees to be good. None of the Company’s employees is currently covered by a collective bargaining agreement.

Item 2.   PROPERTIES

The Company’s principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. In addition, the Company leases office space in Sanford, Maine for its Renaissance operations, an independent warehouse and distribution facility in Cincinnati, Ohio for product distribution and office space in Centerbrook, Connecticut and Medford, Oregon for two of its internal call centers. The Company’s management believes that its facilities are adequate for its current operations.

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

The Company has reached an agreement to settle the consolidated shareholder class actions pending in the Court of Chancery for New Castle County in Wilmington, Delaware, titled “In Re FTD.COM, Inc. Shareholders Litigation.”  A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter has been executed (the “Stipulation and Settlement Agreement”).

The terms of the Stipulation and Settlement Agreement, which are subject to final Court approval and notice to class members, include no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit. The Company and the other defendants have denied, and continue to deny, that they have committed any violation of federal securities or other laws. The Company expects the Court to hold a fairness hearing in the near future to consider objections, if any, and to determine whether it will approve the settlement.

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of FTD, Inc. Class A common stock valued at $10.7 million to the members of the class. In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 as other expense, including related administrative costs. This charge will not be deductible for income tax purposes.

There are two insurance policies relating to these matters, one covering the Company and its directors and officers and another covering FTD.COM and its directors and officers. The Company intends to aggressively pursue its claims under both of these insurance policies. Both of the insurance carriers have initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subject of the settlement, while the Company believes that it, FTD.COM and the individual defendants are entitled to coverage. Any recoveries from the insurance providers relating to the settlement will be recorded as other income in the period realized.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock is quoted on the NASDAQ National Market under the symbol “FTDI.”  As of June 30, 2003 there were approximately 1,760 holders of record of Class A Common Stock. There currently is no public market for the Class B Convertible Common Stock. As of June 30, 2003 there were three holders of record of Class B Convertible Common Stock. The holders of Class A Common Stock are entitled to one vote per share while the holders of Class B Convertible Common Stock have no voting rights; provided, however, that the holders of Class B Convertible Common Stock have the right to vote as a separate class in certain cases involving mergers, consolidations, reorganizations or recapitalizations in which the holders of Class B Convertible Common Stock receive different consideration on a per share basis than holders of Class A Common Stock, but shall not be entitled to vote separately as a class on any amendment that simply increases or decreases the number of shares of such class. The Class B Convertible Common Stock is convertible into shares of Class A Common Stock pursuant to the provisions of the Company’s Restated Certificate of Incorporation.

The Company has not paid any cash dividends on its Common Stock since its inception. Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions and such other factors as the Board deems relevant.

In addition, under the terms of the Company’s Amended and Restated Credit Agreement dated as of September 27, 2002, by and among the Company, FTD and Harris Trust and Savings Bank (the “2002 Credit Agreement”), the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its Common Stock to holders of such Common Stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied.

The table below sets forth the high and low sales prices as reported in the NASDAQ National Market for FTD, Inc. Class A Common Stock for each quarterly period of fiscal year 2003. Because the Class A Common Stock was only reported on the NASDAQ National Market on June 28, 2002, the first day of public trading, trading activity in the Class A Common Stock was limited and did not, as of that date, constitute an “established public trading market,” therefore, the table below sets forth only the high and low sales prices on June 28, 2002 for the prior fiscal year.

Period	High	Low
2003:
1st quarter (July 1 - September 30)	$14.39	$10.39
2nd quarter (October 1 - December 31)	$17.60	$11.75
3rd quarter (January 1 - March 31)	$22.80	$15.15
4th quarter (April 1 - June 30)	$25.20	$19.22
2002:
4th quarter (June 28 - June 30)	$12.87	$12.00

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical data for the 1999 through 2003 fiscal years. The selected historical statement of operations data for the 1999 through 2003 fiscal years was derived from the Company’s audited consolidated financial statements. The financial data is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” appearing elsewhere in this Form 10-K. Certain amounts in the Company’s fiscal years 1999 through 2002 financial statements have been reclassified to conform to the current year presentation.

	Fiscal year ended June 30,
	2003		2002		2001		2000	1999
	(In thousands, except per share amounts)
Statement of Operations:
Total revenues	$363,343		$325,266		$305,995		$264,834	$209,385
Cost of goods sold and services provided	203,905		177,328		159,879		135,069	95,894
Gross profit	159,438		147,938		146,116		129,765	113,491
Selling, general and administrative expenses	122,639		127,280	(1)	120,826	(2)	152,871 (3)	102,747
Income (loss) from operations	36,799		20,658		25,290		(23,106)	10,744
Other expense, net	12,137	(4)	3,400	(5)	18,660	(6)	4,006	13,799 (5)
Income tax expense (benefit)	15,373		6,718		3,401		(7,586)	(194)
Minority interest(7)	—		2,525		1,908		(4,389)	—
Net income (loss)	$9,289		$8,015		$1,321		$(15,137)	$(2,861)
Net income (loss) per share—basic	$0.57		$0.55		$0.09		$(0.99)	$(0.19)
Net income (loss) per share—diluted	$0.56		$0.54		$0.09		$(0.99)	$(0.19)
Other Data:
Depreciation and amortization	$7,898		$9,421		$9,487		$8,628	$7,307
Capital expenditures	$4,528		$4,453		$3,952		$15,655	$8,970
Balance Sheet Data: (at end of period)
Working capital (deficit)	$(22,192)		$19,683		$13,736		$778	$(8,285)
Total assets	204,371		231,901		175,351		171,466	144,697
Long-term debt, including current portion	6,500		47,000		54,875		54,750	51,750
Total equity	$122,323		$114,217		$51,139		$47,849	$23,778

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

•       Merger related expenses of $1.6 million incurred by FTD.COM related to the 2002 Merger.

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

(4)          In the fourth quarter of fiscal year 2003, the Company recorded as a component of other expense, net, a charge of $11.0 million related to the recording of a liability associated with the proposed settlement of pending consolidated shareholder class action litigation related to the Company’s fiscal 2002 merger with FTD.COM, including administrative costs.

(5)          In September 2001, the Company and FTD entered into the 2001 Credit Agreement. As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million. In December 1998, the Company repurchased the $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the “Notes”). The aggregate repurchase price totaled $64.2 million and consisted of the $60.0 million principal on the Notes and a $4.2 million pre-payment penalty. As a result of the repurchase of the Notes, $1.7 million of unamortized discount and $1.2 million of deferred financing costs associated with the Notes were expensed in December 1998. Accordingly, the loss on the repurchase of the Notes totaled $7.1 million. These expense items are reflected in other expense, net in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

(6)          In the fourth quarter of fiscal year 2001, FTD recorded a termination charge of $14.5 million, reflected in other expense, net related to the dissolution of a contractual relationship between FTD and a member-owned trade association pursuant to the Termination Agreement.

(7)          In fiscal years 2000 through 2002, the minority interest represents the minority’s interest in FTD.COM through the date of the 2002 Merger.

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

Operations

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment. Composition of the Company’s reportable segments for fiscal year 2001 has been reclassified to conform to the current year presentation.

Florist business.   The florist business segment includes revenue associated with the services and products provided to FTD member florists. Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 57%, 57% and 53% of the florist business revenue for the years ended June 30, 2003, 2002 and 2001, respectively. Mercury Network services and Mercury computer equipment products and services revenue comprised 15%, 19% and 19% of the florist business revenue for the years ended June 30, 2003, 2002 and 2001, respectively. Specialty wholesaling products revenue comprised 28%, 24% and 28% of the florist business revenue for years ended June 30, 2003, 2002 and 2001, respectively.

Consumer business.   The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards. FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

Year ended June 30, 2003, compared to year ended June 30, 2002

Total revenues

	Year ended June 30,
	2003	2002	% Change
	(in thousands)
Florist business	$172,385	$171,197	0.7%
Consumer business	190,958	154,069	23.9
Total revenues	$363,343	$325,266	11.7%

Total revenues increased by $38.0 million, or 11.7%, to $363.3 million for the year ended June 30, 2003, compared to $325.3 million for the year ended June 30, 2002.

Florist business segment revenue increased by $1.2 million, or 0.7%, to $172.4 million for the year ended June 30, 2003, compared to $171.2 million for the year ended June 30, 2002. This increase in revenues is primarily related to the bi-annual sale of the Floral Selections Guide, which was sold during fiscal year 2003, and an increase in sales related to FTD’s wholesale products, which include FTD’s branded floral supplies and wholesale fresh flowers. This increase in revenues was partially offset by a decrease in revenues associated with orders sent over the Mercury Network. The primary reasons for this decrease were related to the termination of a relationship with a competing clearinghouse, which resulted in fewer orders being transmitted over the Mercury Network, and a planned reduction in the per order transmission fees charged by the Company, which went into effect in July 2002.

Consumer business segment revenue increased by $36.9 million, or 23.9%, to $191.0 million for the year ended June 30, 2003, compared to $154.1 million for the year ended June 30, 2002 primarily due to increased order volume. Total order volume was approximately 3.2 million orders for the fiscal year ended June 30, 2003, representing a 22.8% increase over the prior fiscal year order volume of approximately 2.6 million. This increase in order volume was primarily due to continued growth in organic order volume due to new and existing marketing initiatives and expanded product offerings. Additionally, the increase in order volume was attributable to the acquisition of the businesses of National Flora, Flowers Direct and Flowers USA, which were acquired by the Company in November 2001, July 2002 and October 2002, respectively. Internet orders were 79.8% of total orders for the fiscal year ended June 30, 2003, compared to 80.8% for the fiscal year ended June 30, 2002. The decrease in the percent of Internet orders to total orders was primarily attributable to the acquisitions of the National Flora, Flowers Direct and Flowers USA businesses, which have a higher percentage of telephone sales than the organic consumer business.

Total costs of goods sold and services provided

	Year ended June 30,
	2003	2002	% Change
	(in thousands)
Florist business	$57,111	$56,572	1.0%
Consumer business	144,286	118,180	22.1
Corporate	2,508	2,576	(2.6)
Total costs of goods sold and services provided	$203,905	$177,328	15.0%

Total costs of goods sold and services provided increased by $26.6 million, or 15.0%, to $203.9 million for the year ended June 30, 2003, compared to $177.3 million for the year ended June 30, 2002. As a percent of revenue, gross margins decreased to 43.9% for the year ended June 30, 2003 from 45.5% for the year ended June 30, 2002, primarily attributable to the higher percentage of total sales in the Company’s lower margin consumer business segment.

Costs of goods sold and services provided associated with the florist business segment increased by $0.5 million, or 1.0%, to $57.1 million for the year ended June 30, 2003, compared to $56.6 million for the year ended June 30, 2002. This increase was primarily attributable to increased revenues in the florist business segment, as previously noted. As a percent of revenue, the florist business segment’s gross margin remained relatively consistent at 66.9% for the year ended June 30, 2003 compared to 67.0% for the year ended June 30, 2002.

Costs of goods sold and services provided associated with the consumer business segment increased by $26.1 million, or 22.1%, to $144.3 million for the year ended June 30, 2003, compared to $118.2 million for the year ended June 30, 2002. This increase was primarily attributable to increased revenues, as previously noted. As a percent of revenue, the consumer business segment’s gross margin increased to 24.4% for the year ended June 30, 2003 from 23.3% for the year ended June 30, 2002, primarily as a result of increased specialty gift orders, which typically have higher gross profit margins, coupled with operating improvements, including efficiencies in order entry processing.

Costs of goods sold and services provided associated with corporate activities decreased by $0.1 million, or 2.6%, to $2.5 million for the year ended June 30, 2003, compared to $2.6 million for the year ended June 30, 2002. These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Year ended June 30,
	2003	2002	% Change
	(in thousands)
Florist business	$52,196	$52,966	(1.5)%
Consumer business	19,831	14,969	32.5
Total advertising and selling costs	$72,027	$67,935	6.0%

Advertising and selling costs increased by $4.1 million, or 6.0%, to $72.0 million for the year ended June 30, 2003, compared to $67.9 million for the year ended June 30, 2002.

Advertising and selling costs associated with the florist business segment decreased by $0.8 million, or 1.5%, to $52.2 million for the year ended June 30, 2003, compared to $53.0 million for the year ended June 30, 2002. This decrease was primarily due to reductions in advertising expenses related to a more targeted and efficient advertising campaign and a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse. These decreases were partially offset by costs related to the expansion of the Company’s sales force.

Advertising and selling costs associated with the consumer business segment increased by $4.8 million, or 32.5%, to $19.8 million for the year ended June 30, 2003, compared to $15.0 million for the year ended June 30, 2002. The increase was primarily due to an increase in online advertising expenses related to an increase in order volume and cost per order related to online advertising placements. Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from third party Web sites in excess of a threshold as defined in the related agreements. The Company records expenses related to these agreements based on an estimated per order cost, calculated by estimating the anticipated number of orders to be generated under each such agreement. As a result of the Company’s marketing and promotional efforts, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or FTD.COM’s toll-free telephone number, 1-800-SEND-FTD, as well as customer names added through the Company’s acquisitions) increased by 43.6%, or 2.2 million customers, to 7.2 million customers as of June 30, 2003 from 5.0 million customers as of June 30, 2002. This increase included the addition of 0.4 million and 0.3 million customers attributable to the acquisitions of the Flowers Direct and Flowers USA businesses, respectively.

General and administrative costs

	Year ended June 30,
	2003	2002	% Change
	(in thousands)
Florist business	$11,366	$13,098	(13.2)%
Consumer business	13,883	12,375	12.2
Corporate	25,363	33,872	(25.1)
Total general and administrative costs	$50,612	$59,345	(14.7)%

General and administrative costs decreased by $8.7 million, or 14.7%, to $50.6 million for the year ended June 30, 2003, compared to $59.3 million for the year ended June 30, 2002.

The general and administrative costs associated with the florist business segment decreased by $1.7 million, or 13.2%, to $11.4 million for the year ended June 30, 2003, compared to $13.1 million for the year ended June 30, 2002. This decrease was partially attributable to cost control efforts, which encompassed headcount reductions in corporate technology functions and a $0.4 million charge in the prior fiscal year related to the impairment of internal use software that had been used to process clearinghouse and related transactions which did not reoccur in the current fiscal year.

The general and administrative costs associated with the consumer business segment increased by $1.5 million, or 12.2%, to $13.9 million for the year ended June 30, 2003, compared to $12.4 million for the year ended June 30, 2002. This increase was primarily related to a $2.6 million gain recorded in the prior year attributable to the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, offset by $1.6 million of costs incurred in the prior year related to the 2002 Merger, neither of which reoccurred in the current fiscal year. Additionally, there was an increase in call center and technology costs related to an increase in order volume in fiscal year 2003.

Corporate general and administrative costs decreased by $8.5 million, or 25.1%, to $25.4 million for the year ended June 30, 2003, compared to $33.9 million for the year ended June 30, 2002. This decrease was primarily attributable to $8.7 million in bonus payments and $1.7 million in severance costs incurred in the prior year related to the 2002 Merger and $0.5 million in the prior year related to additional severance costs for certain former employees. In addition, amortization expense decreased $2.7 million in the current fiscal year as a result of the adoption of FAS 142. This decrease in costs was partially offset by a $1.4 million gain in the prior year related to the termination of certain future post retirement health care benefits, a $1.1 million gain in the prior year attributable to a single business tax refund related to prior years’ filings, an increase in employee benefit costs in the current year and an increase in amortization expense in the current year related to a customer list acquired in the 2002 Merger.

Other income and expenses

	Year ended June 30,
	2003	2002	% Change
	(in thousands)
Interest income	$(168)	$(1,038)	(83.8)%
Interest expense	1,577	3,342	(52.8)
Other expense, net	10,728	1,096	878.8
Total other income and expenses	$12,137	$3,400	257.0%

Other income and expenses increased by $8.7 million, or 257.0%, to $12.1 million for the year ended June 30, 2003, compared to $3.4 million for the year ended June 30, 2002.

Interest income decreased by $0.8 million, or 83.8%, to $0.2 million for the year ended June 30, 2003, compared to $1.0 million for the year ended June 30, 2002. The decrease was due to a decrease in cash balances and lower average interest rates in fiscal year 2003 compared to fiscal year 2002.

Interest expense decreased by $1.7 million, or 52.8%, to $1.6 million for the year ended June 30, 2003, compared to $3.3 million for the year ended June 30, 2002. The decrease was due to a decrease in long-term debt and lower average borrowing rates.

Other expense, net increased by $9.6 million to $10.7 million for the year ended June 30, 2003, compared to $1.1 million for the year ended June 30, 2002. The primary reason for this increase is the $11.0 million liability that was recorded in the fourth quarter of fiscal 2003 associated with the proposed settlement of pending consolidated shareholder class action litigation related to the Company’s 2002 Merger with FTD.COM, including administrative costs. Partially offsetting this increase was $0.6 million recorded in fiscal year 2002 related to the write off of unamortized deferred financing costs as a result of the execution of a new financing agreement.

Year ended June 30, 2002, compared to year ended June 30, 2001

Total revenues

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$171,197	$188,478	(9.2)%
Consumer business	154,069	117,517	31.1
Total revenues	$325,266	$305,995	6.3%

Total revenues increased by $19.3 million, or 6.3%, to $325.3 million for the year ended June 30, 2002, compared to $306.0 million for the year ended June 30, 2001.

The florist business segment revenue decreased by $17.3 million, or 9.2%, to $171.2 million for the year ended June 30, 2002, compared to $188.5 million for the year ended June 30, 2001. This decrease was primarily due to the full year effect of a planned significant reduction in the number of specialty wholesaling products, in particular, supplies for seasonal bouquets, offered to florists in fiscal year 2002. Additionally, the year ended June 30, 2001 included revenue attributable to the Floral Selections Guide, which is published bi-annually. The decrease was also due to a decrease in technology-related revenues resulting from Mercury equipment sales and fewer network transmissions in the year ended June 30, 2002 compared to the same period last year. The Company had two agreements with a competing floral service provider that provided a guaranteed minimum order fee for orders processed over the Mercury Network. These agreements comprised $1.9 million, or 1.1%, and $2.0 million, or 1.1%, respectively, of the Company’s florist business segment revenue for the years ended June 30, 2002 and 2001. During the third quarter of fiscal year 2002, one of the agreements expired and the other expired during the first quarter of fiscal year 2003.

The consumer business segment revenue increased by $36.6 million, or 31.1%, to $154.1 million for the year ended June 30, 2002, compared to $117.5 million for the year ended June 30, 2001. This increase was primarily due to continued growth in order volume and average order value. The total order volume was approximately 2.6 million for the fiscal year ended June 30, 2002, representing a 28.2% increase over the prior fiscal year order volume of approximately 2.0 million. The increase in orders was due in part to FTD.COM’s purchase of certain assets of National Flora, Inc. (“National Flora”) for $9.1 million in November 2001. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of the National Flora purchase. Internet orders were 80.8% of total orders for the fiscal year ended June 30, 2002, compared to 85.1% for the fiscal year ended June 30, 2001. The decrease in the percent of Internet orders to total orders was principally attributable to the acquisition of the National Flora business, which primarily generates orders from telephone sales.

Total costs of goods sold and services provided

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$56,572	$65,948	(14.2)%
Consumer business	118,180	91,689	28.9
Corporate	2,576	2,242	14.9
Total costs of goods sold and services provided	$177,328	$159,879	10.9%

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

Costs of goods sold and services provided associated with the consumer business segment increased by $26.5 million, or 28.9%, to $118.2 million for the year ended June 30, 2002, compared to $91.7 million for the year ended June 30, 2001. This increase was primarily attributable to increases in order volume. As a percent of revenue, the consumer business segment’s gross margin increased to 23.3% for the year ended

June 30, 2002 from 22.0% for the year ended June 30, 2001, primarily as a result of operating improvements, including efficiencies in order entry processing, and increased specialty gift orders, which typically have higher gross profit margins.

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

Advertising and selling costs

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$52,966	$54,340	(2.5)%
Consumer business	14,969	13,471	11.1
Total advertising and selling costs	$67,935	$67,811	0.2%

Advertising and selling costs increased by $0.1 million, or 0.2%, to $67.9 million for the year ended June 30, 2002, compared to $67.8 million for the year ended June 30, 2001.

The advertising and selling costs associated with the florist business segment decreased by $1.3 million, or 2.5%, to $53.0 million for the year ended June 30, 2002, compared to $54.3 million for the year ended June 30, 2001. This decrease was primarily due to reduced marketing and promotion expenditures resulting from a shift from an offline marketing program focused on year-round advertising to a floral holiday-centric plan focused on Christmas, Valentine’s Day, Easter and Mother’s Day, in addition to a decrease in commissions provided to sending florists.

The advertising and selling costs associated with the consumer business segment increased by $1.5 million, or 11.1%, to $15.0 million for the year ended June 30, 2002, compared to $13.5 million for the year ended June 30, 2001. The increase was primarily due to an increase in offline advertising expenses and direct marketing expenses, partially offset by a decrease in online advertising expenses. Offline marketing expenses increased due to costs related to yellow pages advertising associated with the acquisition of the National Flora business and direct marketing expenses increased due to an increase in the number of direct marketing programs. Online advertising expenses decreased primarily due to lower annual contractual obligations. The total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or FTD.COM’s toll-free telephone number, 1-800-SEND-FTD, as well as customer names added through the Company’s acquisitions) increased by 45.0%, or 1.6 million customers, to 5.0 million customers as of June 30, 2002 from 3.4 million customers as of June 30, 2001. This increase included the addition of 0.3 million customers attributable to the acquisition of the National Flora business.

General and administrative costs

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Florist business	$13,098	$15,939	(17.8)%
Consumer business	12,375	12,360	0.1
Corporate	33,872	24,716	37.0
General and administrative costs	$59,345	$53,015	11.9%

General and administrative costs increased by $6.3 million, or 11.9%, to $59.3 million for the year ended June 30, 2002, compared to $53.0 million for the year ended June 30, 2001.

The general and administrative costs associated with the florist business segment decreased by $2.8 million, or 17.8%, to $13.1 million for the year ended June 30, 2002, compared to $15.9 million for the year ended June 30, 2001. This decrease was primarily due to a reduction in training and support related to Mercury Technology and a decrease in administrative costs related to sales of floral supplies.

The general and administrative costs associated with the consumer business remained consistent at $12.4 million for the years ended June 30, 2002 and 2001. This was primarily due to a $2.6 million gain attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site recorded in fiscal year 2002 offset by a $1.6 million charge related to costs associated with the 2002 Merger also recorded in fiscal year 2002 and a $0.5 million gain in fiscal year 2001 attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued by FTD.COM in the fourth quarter of fiscal year 2000.

Corporate general and administrative costs increased $9.2 million, or 37.0%, to $33.9 million for the year ended June 30, 2002, compared to $24.7 million for the year ended June 30, 2001. This increase is primarily related to compensation expense related to bonus payments of $8.7 million paid to executive officers in connection with the 2002 Merger as discussed further in Note 2 of the Notes to Consolidated Financial Statements, severance costs of $2.2 million related to certain former employees, partially offset by a $1.4 million post-retirement health care benefits gain due to the termination of certain future benefits and a gain of $1.1 million attributable to a single business tax refund related to prior years’ filings, all of which were recorded in fiscal year 2002.

Other income and expenses

	Year ended June 30,
	2002	2001	% Change
	(in thousands)
Interest income	$(1,038)	$(1,474)	(29.6)%
Interest expense	3,342	5,195	(35.7)
Other expense, net	1,096	14,939	(92.7)
Total other income and expenses	$3,400	$18,660	(81.8)%

Other income and expenses decreased by $15.3 million, or 81.8%, to $3.4 million for the year ended June 30, 2002, compared to $18.7 million for the year ended June 30, 2001.

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

Other expense decreased by $13.8 million, or 92.7%, to $1.1 million for the year ended June 30, 2002, compared to $14.9 million for the year ended June 30, 2001. This decrease is primarily related to the $14.5 million charge recorded in fiscal year 2001 related to the Termination Agreement between FTD and the Association. Partially offsetting this decrease was the $0.6 million write-off of unamortized deferred financing costs recorded in fiscal year 2002 as a result of the execution of a new financing agreement.

Quarterly Financial Information (Unaudited) (In Thousands, Except Per Share Data)

	First	Second	Third	Fourth	Fiscal
Fiscal Year 2003	Quarter	Quarter	Quarter	Quarter(1)	Year
Total revenues	$73,586	$88,791	$95,632	$105,334	$363,343
Gross profit	35,466	38,167	40,780	45,025	159,438
Income from operations	10,366	6,103	9,232	11,098	36,799
Net income (loss)	$5,810	$3,346	$5,248	$(5,115)	$9,289
Net income (loss) per common share—basic	$0.35	$0.21	$0.32	$(0.31)	$0.57
Net income (loss) per common share—diluted	$0.35	$0.20	$0.32	$(0.31)	$0.56
	First	Second	Third	Fourth	Fiscal
Fiscal Year 2002	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)	Year
Total revenues	$60,903	$76,325	$92,301	$95,737	$325,266
Gross profit	31,177	35,340	40,306	41,115	147,938
Income (loss) from operations	8,784	5,521	7,193	(840)	20,658
Net income (loss)	$4,109	$2,178	$3,213	$(1,485)	$8,015
Net income (loss) per common share—basic	$0.28	$0.15	$0.22	$(0.10)	$0.55
Net income (loss) per common share—diluted	$0.28	$0.15	$0.22	$(0.10)	$0.54

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share in fiscal year 2002 does not equal the total computed for the fiscal year.

(1)          In the fourth quarter of fiscal year 2003, the Company recorded as a component of other expense, a charge of $11.0 million related to the recording of a liability associated with the proposed settlement of pending consolidated shareholder class action litigation related to the 2002 Merger with FTD.COM, including administrative expenses.

(2)          In the first quarter of fiscal year 2002, the Company and FTD entered into the 2001 Credit Agreement. As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million. This expense is reflected in other expense, in accordance with SFAS No. 145. Additionally, during the first quarter of fiscal year 2002, the Company recorded a gain of $2.6 million attributable to the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site as a component of selling, general and administrative expenses.

(3)          During the second quarter of fiscal year 2002, the Company recorded the following as a component of selling, general and administrative expenses:

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

(4)          During the third quarter of fiscal year 2002, the Company recorded merger expenses of $1.0 million incurred by FTD.COM related to the 2002 Merger as a component of selling, general and administrative expenses.

(5)          During the fourth quarter of fiscal year 2002, the Company recorded the following as a component of selling, general and administrative expenses:

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $34.5 million to $1.9 million at June 30, 2003 from $36.4 million at June 30, 2002.

Cash provided by operating activities was $30.4 million for the year ended June 30, 2003 compared to cash provided by operating activities of $25.8 million for the year ended June 30, 2002.  Fiscal year 2003 cash provided by operating activities is primarily attributable to net income of $9.3 million, an increase in accrued liabilities of $8.9 million, which is primarily related to the $11.0 million liability recorded during fiscal year 2003 associated with the proposed settlement of pending consolidated shareholder class action litigation, depreciation of $6.4 million and amortization of $1.5 million.  Fiscal year 2002 cash provided by operating activities is primarily related to net income of $8.0 million, depreciation of $6.7 million and amortization of $2.7 million.

Cash used in investing activities was $19.2 million for the year ended June 30, 2003 compared to cash used in investing activities of $12.7 million for the year ended June 30, 2002.  Fiscal year 2003 cash used in investing activities is primarily due to FTD.COM’s purchase of the businesses of Flowers Direct and Flowers USA in July 2002 and October 2002, respectively, for a total of $12.4 million and capital expenditures for depreciable fixed assets such as furniture and equipment of $1.9 million and capital expenditures for amortizable intangibles such as costs related to the development and implementation of internal use software and other information technology costs of $2.6 million.  Fiscal year 2002 cash used in investing activities is primarily due to FTD.COM’s purchase of the National Flora business in November 2001 for a total of $9.1 million and capital expenditures for depreciable fixed assets of $1.7 million and capital expenditures for amortizable intangibles of $2.8 million.

Cash used in financing activities was $45.9 million for the year ended June 30, 2003 and was primarily attributable to $40.5 million of net repayments of debt outstanding under the revolving credit facility and $5.5 million used to repurchase Class A Common Stock, pursuant to a Board approved stock repurchase program.  Cash used in financing activities was $7.5 million for the year ended June 30, 2002 and was primarily attributable to $30.0 million of long-term debt repayments, offset in part by $22.1 million of net proceeds from the revolving credit facility.

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

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2002 Credit Agreement.  The 2002 Credit Agreement provides maximum availability of $75.0 million.  Borrowings under the 2002 Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At June 30, 2003, the Company had $6.5 million outstanding under the revolving credit facility and $3.1 million outstanding under various letters of credit.  Borrowings under the revolving credit facility will mature on December 31, 2005.  The 2002 Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from certain issuances of equity securities other than pursuant to the exercise of employee stock options.  The Company obtained a waiver related to the fixed charge coverage ratio covenant for the period ended June 30, 2003 to allow for the shareholder litigation settlement.  At June 30, 2003, the Company was in compliance with all other covenants contained in the 2002 Credit Agreement.

In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group to reduce the impact of potential increases on floating rate debt.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million, effective through December 31, 2003.  The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term.  The cost of the interest rate cap was $0.1 million.  Due to decreases in interest rates, the carrying value at June 30, 2003 was zero, which approximates fair value.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs.  The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2002 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs and to make interest and principal payments as they become due under the terms of the 2002 Credit Agreement for the foreseeable future.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following tables reflect a summary of the Company’s contractual cash obligations and other commercial commitments at June 30, 2003 (in thousands):

Payments Due by Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$6,500	$—	$6,500	$—	$—
Internet distribution agreements	773	773	—	—	—
Distribution center agreement	1,097	1,097	—	—	—
Operating leases	3,208	1,531	1,284	393	—
Total contractual cash obligations	$11,578	$3,401	$7,784	$393	$—

(1)   Under the 2002 Credit Agreement, the maturity of outstanding debt could be accelerated if FTD does not maintain certain financial and operating covenants.  At June 30, 2003, the Company was in compliance with the covenants contained in the 2002 Credit Agreement, except the fixed charge coverage ratio, for which the Company received a waiver from the participating banks.  The 2002 Credit Agreement expires on December 31, 2005.

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

		Expiration Per Period
Other Commercial Commitments:	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Letters of credit	$3,114	$3,114	$—	$—	$—

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

Revenue Recognition

Revenues generated by the florist business segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered.  Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided.  Sales of florist shop supplies are recorded when the products are shipped.  Revenues relating to publications are recognized ratably over the period in which the publications are issued.  Revenues associated with FTD Florists’ Online Web site hosting and Flowers All Hours are recorded in the period the service is provided.  Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

In addition, the Company also sells computer equipment and software to member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue from hardware products (including specified upgrades/enhancements) at the time of shipment for systems sold.  The Company recognizes revenue from software products which are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

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

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on an estimated per order cost taking into consideration the anticipated number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board (“FASB”).  The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

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

An intangible asset with a determinable finite useful life is amortized evenly over that useful life, however, the Company re-evaluates whether an intangible asset has an indefinite or finite useful life during each reporting period.  In addition, the Company assesses the impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

An intangible asset with an indefinite useful life is not amortized and is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired.  The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value.  For goodwill, the Company compares the fair value of the reporting unit with its carrying value.  Any excess of carrying value of goodwill over its fair value is recognized as an impairment loss in continuing operations.  In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

See discussion of the adoption of SFAS No. 142 in Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), requiring companies to record certain exit costs activities when legally obligated instead of when an exit plan is adopted.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133.  It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions.  The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company does not expect this standard to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares.  SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis.  For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately.  For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003.  For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle.  SFAS No. 150 prohibits entities from restating financial statements for earlier years presented.  The Company does not expect this standard to have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 significantly changes practice in the accounting for, and disclosure of, guarantees.  FIN 45 requires certain guarantees to be recorded at fair value as those terms are defined in SFAS 5, Accounting for Contingencies.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”).  FIN 46 introduces a new consolidation model which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation.  FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date.  FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003.  The Company does not expect this standard to have a material impact on its consolidated financial statements.

From time to time the staff of the SEC communicates its interpretations of accounting rules and regulations.  The manner by which these views are communicated varies by topic.  While these communications represent the views of the staff, they do not carry the authority of law or regulation.  Nonetheless, the practical effect of these communications is that changes in the staff’s views from time to time can impact the accounting and reporting policies of public companies.

Related Party Transactions

The Company incurred expenses of $2.0 million, $2.0 million and $2.1 million for the years ended June 30, 2003, 2002 and 2001, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At June 30, 2003, the Company had no loans receivable from current or former officers of the Company.  At June 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.

Forward-Looking Information

This annual report on Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, including: statements regarding anticipated growth in revenue, net income and earnings per share; expectations regarding the likelihood of recurrence of certain charges and gains; expectations regarding capital investments; and expectations regarding future cash generated from operations.  These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; florists’ acceptance of the new technology sales structure; the Company’s ability to sell additional products and services to member florists; the final terms of any resolution relating to the pending shareholder class action or litigation; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company’s marketing campaigns; the ability to retain customers and increase average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the SEC.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million, effective through December 31, 2003, under which the financing party agrees to pay the Company a variable rate if the rate on the floating rate debt exceeds the cap rate.  During the fiscal year ended June 30, 2003, the variable interest rate did not exceed the 5.0% cap rate.  Accordingly, the Company did not receive any payments under these agreements during the fiscal year ended June 30, 2003.

At June 30, 2003, $6.5 million of debt was outstanding under the 2002 Credit Agreement, all of which is covered by interest rate cap agreements.  An adverse change in interest rates would cause an increase in the amount of interest paid.  If the Company’s borrowings were to remain outstanding for the remaining term of the 2002 Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $65,000 in the amount of annualized interest paid and annualized interest expense recognized in the Company’s consolidated financial statements.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Swiss Franc.  The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and comprehensive income and were not material for the years ended June 30, 2003, 2002 and 2001.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Swiss Francs are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or the Swiss Franc.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required by this item are set forth on pages F-1 through F-33 of this Form 10-K and the related schedule is set forth on page F-35 of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)           Previous independent accountants

(i)             On November 15, 2002, FTD, Inc. dismissed KPMG LLP as its independent public accountants.  The Registrant’s Audit Committee participated in and approved the decision to change independent accountants.

(ii)         The reports of KPMG LLP on the financial statements for the fiscal years ended June 30, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except the June 30, 2001 audit report was modified to reflect the restatement of the financial statements.

(iii)     In connection with its audits for the fiscal years ended June 30, 2002 and 2001 and through November 15, 2002, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

(iv)       During the fiscal years ended June 30, 2002 and 2001 and through November 15, 2002, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

(v)           The Registrant requested that KPMG LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter, dated November 21, 2002, is filed as Exhibit 16.1 to Form 8-K filed with the SEC on November 22, 2002.

(vi)       The  Company has agreed to indemnify and hold KPMG LLP (“KPMG”) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit reports on the Company’s past financial statements incorporated by reference in this Form 10-K.

(b)          New independent accountants

The Registrant’s Audit Committee engaged Ernst & Young LLP as its principal independent public accountants as of November 15, 2002.  During the fiscal years ended June 30, 2002 and 2001 and through November 15, 2002, the Registrant has not consulted with Ernst & Young LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been deleted.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company will be set forth under the caption “Election of Directors” in the Proxy Statement related to the Company’s 2003 annual meeting of stockholders and is incorporated herein by reference. Information regarding executive officers of the Company will be set forth under the caption “Executive Officers of FTD, Inc.” in the Proxy Statement and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this caption will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules and Exhibits

(1) & (2) The consolidated financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

(3) See accompanying Index to Exhibits.

(b)   Reports on Form 8-K

On April 29, 2003, the Company furnished a Current Report on Form 8-K under Items 9 (Regulation FD Disclosure) and 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release announcing its financial results for the third quarter ended March 31, 2003.

On May 12, 2003, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Chief Executive Officer and Chief Financial Officer’s certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)   Executive Compensation Plans and Arrangements

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTD, Inc.
By:	/s/ Robert L. Norton
	Name:	Robert L. Norton
	Title:	Chairman of the Board of Directors and Chief Executive Officer
	Date:	September 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert L. Norton Robert L. Norton	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 12, 2003
* Carrie A. Wolfe	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	September 12, 2003
* Christopher J.D. Ainsley	Director	September 12, 2003
* Habib Y. Gorgi	Director	September 12, 2003
* Stephen G. Kasnet	Director	September 12, 2003
* Stephen G. Pagliuca	Director	September 12, 2003
* Richard C. Perry	Director	September 12, 2003

* Michael J. Soenen	Director, President and Chief Operating Officer	September 12, 2003

* By:	/s/ Robert L. Norton
Robert L. Norton
Attorney-in-Fact
September 12, 2003

Independent Auditors’ Reports

The Board of Directors and Stockholders
FTD, Inc.:

We have audited the accompanying consolidated balance sheet of FTD, Inc. and subsidiaries at June 30, 2003 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTD, Inc. and subsidiaries at June 30, 2003 and the results of their operations and their cash flows for the year ended  June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Chicago, Illinois
August 1, 2003

The Board of Directors and Stockholders
FTD, Inc.:

We have audited the accompanying consolidated balance sheet of FTD, Inc. and subsidiaries at June 30, 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTD, Inc. and subsidiaries at June 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
July 29, 2002

FTD, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and 2002
(In thousands, except share amounts)

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,921	$36,410
Restricted cash	—	1,400
Accounts receivable, less allowance for doubtful accounts of $5,284 at June 30, 2003 and $6,093 at June 30, 2002	23,398	26,203
Inventories, net	8,668	9,741
Deferred income taxes	4,740	5,026
Prepaid expenses and other	4,224	4,343
Total current assets	42,951	83,123
Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,858	8,968
Mercury consoles	4,233	8,275
Furniture and equipment	19,131	23,675
Total	33,822	42,518
Less accumulated depreciation	20,648	28,058
Property and equipment, net	13,174	14,460
Other assets:
Other noncurrent assets, net	11,986	10,760
Customer lists, less accumulated amortization of $1,023 at June 30, 2003 and $108 at June 30, 2002	3,653	4,047
Trademark, net of accumulated amortization of $2,719 at June 30, 2003 and 2002	12,281	12,281
Goodwill, less accumulated amortization of $17,286	120,326	107,230
Total other assets	148,246	134,318
Total assets	$204,371	$231,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,729	$41,958
Customer deposits	6,095	8,438
Unearned income	1,664	954
Other accrued liabilities	19,655	12,090
Total current liabilities	65,143	63,440
Long-term debt	6,500	47,000
Post-retirement benefits and accrued pension obligations	4,858	4,880
Deferred income taxes	5,547	2,364
Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 300,000,000 shares authorized; 15,516,800 and 14,629,316 shares issued at June 30, 2003 and 2002, respectively	155	146
Class B convertible, $0.0005 par value, 20,000,000 shares authorized; 2,112,502 and 3,000,000 shares issued at June 30, 2003 and 2002, respectively	1	2
Paid-in capital	148,840	148,708
Accumulated deficit	(7,086)	(16,375)
Accumulated other comprehensive loss	(621)	(849)
Unamortized restricted stock	(250)	(1,639)
Treasury stock at cost, 438,196 and 260,407 shares of Class A, respectively, and 801,250 shares of Class B convertible as of June 30, 2003 and 2002	(18,716)	(15,776)
Total stockholders’ equity	122,323	114,217
Total liabilities and stockholders’ equity	$204,371	$231,901

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended June 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

	2003	2002	2001
Revenues:
Products	$246,609	$202,158	$177,364
Services	116,734	123,108	128,631
Total revenues	363,343	325,266	305,995
Costs of Goods Sold and Services Provided:
Products	184,075	156,872	137,434
Services	19,830	20,456	22,445
Total costs of goods sold and services provided	203,905	177,328	159,879
Gross Profit:
Products	62,534	45,286	39,930
Services	96,904	102,652	106,186
Total gross profit	159,438	147,938	146,116
Operating Expenses:
Advertising and selling	72,027	67,935	67,811
General and administrative	50,612	59,345	53,015
Total operating expenses	122,639	127,280	120,826
Income from operations	36,799	20,658	25,290
Other Income and Expenses:
Interest income	(168)	(1,038)	(1,474)
Interest expense	1,577	3,342	5,195
Other expense, net	10,728	1,096	14,939
Total other income and expenses	12,137	3,400	18,660
Income before income tax and minority interest	24,662	17,258	6,630
Income tax expense	15,373	6,718	3,401
Minority interest	—	2,525	1,908
Net income	$9,289	$8,015	$1,321
Other Comprehensive Loss (Income):
Foreign currency translation adjustments	$261	$(48)	$(29)
Minimum pension liability adjustment, net of income tax benefit of $172, $145 and $252 for the years ended June 30, 2003, 2002 and 2001, respectively	(33)	(237)	(429)
Comprehensive income	$9,517	$7,730	$863
Net Income Per Common Share—basic:	$0.57	$0.55	$0.09
Net Income Per Common Share—diluted:	$0.56	$0.54	$0.09
Weighted Average Common Shares Outstanding:
Basic	16,329	14,530	14,655
Diluted	16,581	14,747	14,903

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2003, 2002 and 2001
(In thousands)

Accumulated
Class A		Class B				other	Unamortized			Total
common stock		common stock		Paid-in	Accumulated	comprehensive	restricted	Treasury Stock		stockholders’
Shares	Amount	Shares	Amount	capital	deficit	loss	stock	Shares	Amount	equity
Balance at June 30, 2000	12,593	$123	3,000	$2	$81,388	$(25,711)	$(106)	$(5,902)	272	$(1,945)	$47,849
Net income	—	—	—	—	—	1,321	—	—	—	—	1,321
Foreign currency translation adjustment	—	—	—	—	—	—	(29)	—	—	—	(29)
Deferred compensation expense	—	—	—	—	—	—	—	2,023	—	—	2,023
Adjustment made to Class A shares	5	3	—	—	(3)	—	—	—	—	—	—
Tax benefit of restricted stock vesting	—	—	—	—	799	—	—	—	—	—	799
Minimum pension liability adjustment	—	—	—	—	—	—	(429)	—	—	—	(429)
Settlement of lawsuit	—	—	—	—	11,630	—	—	—	750	(12,000)	(370)
Cancellation of restricted stock	—	—	—	—	—	—	—	101	—	—	101
Issuance of stock previously held in treasury	—	—	—	—	42	—	—	—	(13)	33	75
Repurchase of common stock into treasury	—	—	—	—	—	—	—	—	13	(201)	(201)
Balance at June 30, 2001	12,598	126	3,000	2	93,856	(24,390)	(564)	(3,778)	1,022	(14,113)	51,139
Net income	—	—	—	—	—	8,015	—	—	—	—	8,015
Foreign currency translation adjustment	—	—	—	—	—	—	(48)	—	—	—	(48)
Deferred compensation expense	—	—	—	—	—	—	—	2,070	—	—	2,070
Gain on vesting of subsidiary stock	—	—	—	—	(435)	—	—	—	—	—	(435)
Reduction of tax benefit related to restricted stock vesting	—	—	—	—	(290)	—	—	—	—	—	(290)
Minimum pension liability adjustment	—	—	—	—	—	—	(237)	—	—	—	(237)
Issuance of stock related to the 2002 Merger (see Note 2)	2,044	20	—	—	55,336	—	—	—	—	—	55,356
Remeasurement of options and restricted stock at merger date	—	—	—	—	613	—	—	(613)	—	—	—
Forfeiture of restricted stock	(13)	—	—	—	(682)	—	—	682	—	—	—
Repurchase of treasury stock of subsidiary	—	—	—	—	(725)	—	—	—	—	—	(725)
Issuance of stock previously held in treasury	—	—	—	—	1,035	—	—	—	(192)	1,139	2,174
Repurchase of common stock into treasury	—	—	—	—	—	—	—	—	232	(2,802)	(2,802)
Balance at June 30, 2002	14,629	146	3,000	2	148,708	(16,375)	(849)	(1,639)	1,062	(15,776)	114,217
Net income	—	—	—	—	—	9,289	—	—	—	—	9,289
Deferred compensation expense	—	—	—	—	—	—	—	1,572	—	—	1,572
Tax benefits from stock-related compensation	—	—	—	—	282	—	—	—	—	—	282
Foreign currency translation adjustment	—	—	—	—	—	—	261	—	—	—	261
Minimum pension liability adjustment	—	—	—	—	—	—	(33)	—	—	—	(33)
Issuance of stock previously held in treasury	—	—	—	—	(142)	—	—	(183)	(41)	572	247
Repurchase of common stock into treasury	—	—	—	—	—	—	—	—	218	(3,512)	(3,512)
Conversion of Class B common stock to Class A common stock	888	9	(888)	(1)	(8)	—	—	—	—	—	—
Balance at June 30, 2003	15,517	$155	2,112	$1	$148,840	$(7,086)	$(621)	$(250)	1,239	$(18,716)	$122,323

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$9,289	$8,015	$1,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,898	9,421	9,487
Amortization and write off of deferred financing costs and original issue discount	263	881	281
Deferred compensation expense	1,572	2,070	2,064
Non-cash settlement of liabilities	—	(807)	(524)
Impairment loss	—	526	—
Gain on vesting of subsidiary stock issuance	—	(435)	—
Post-retirement settlement gain	—	(1,395)	—
Minority interest in gain of subsidiary	—	2,525	1,908
Provision for doubtful accounts	3,420	4,048	3,134
Deferred income taxes	3,722	6,718	3,401
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Restricted cash	1,400	—	(1,400)
Accounts receivable	(1,943)	(6,964)	(3,492)
Inventories	720	1,071	1,732
Prepaid expenses and other	544	768	(691)
Other noncurrent assets	106	187	297
Accounts payable	(5,487)	346	(195)
Accrued liabilities, customer deposits, unearned income and other	8,896	(1,191)	(1,306)
Net cash provided by operating activities	30,400	25,784	16,017
Cash flows from investing activities:
Acquisitions	(12,426)	(9,060)	—
Expenditures related to the 2002 Merger	(2,504)	(1,062)	—
Capital expenditures	(4,528)	(4,453)	(3,952)
Decrease (increase) in officer notes receivable	248	1,834	(1,928)
Net cash used in investing activities	(19,210)	(12,741)	(5,880)
Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	(40,500)	22,125	8,875
Repayments of long-term debt	—	(30,000)	(8,750)
Deferred financing costs	(224)	(802)	—
Purchase of interest rate cap	—	(120)	—
Issuance of treasury stock	247	2,174	33
Treasury stock repurchases	(5,463)	(852)	(201)
Net cash used in financing activities	(45,940)	(7,475)	(43)
Effect of foreign exchange rate changes on cash	261	(48)	(29)
Net increase (decrease) in cash and cash equivalents	(34,489)	5,520	10,065
Cash and cash equivalents at beginning of period	36,410	30,890	20,825
Cash and cash equivalents at end of period	$1,921	$36,410	$30,890
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1,465	$3,050	$4,989
Income taxes	$11,418	$236	$259

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of the Business

FTD, Inc. (the “Registrant” or the “Company”) is a Delaware corporation that commenced operations in 1994. As used in the Notes to the Consolidated Financial Statements, the terms the “Registrant” or the “Company” refer to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”). The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and FTD Canada, Inc., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”). Substantially all the Company’s operations are conducted through FTD and its subsidiaries.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including its primary operating subsidiary FTD. The accounts of FTD include its wholly-owned subsidiaries, FTD.COM and FTD Canada, Inc., and its indirect wholly-owned subsidiary, Renaissance. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less from the date of purchase.

Fair Value of Financial Instruments

Financial instruments consist primarily of accounts receivable, accounts payable, customer deposits, unearned income, other accrued liabilities and long-term debt. At June 30, 2003 the fair value of these financial instruments approximates their carrying amount.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. In certain circumstances, the Company requires deposits from customers to mitigate potential risk associated with receivables. The Company maintains an allowance for doubtful accounts to reflect management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories

Inventories consist of finished goods and is stated at the lower of cost or market value. Cost is determined using the weighted average method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are five to thirty years for building and improvements, three to five years for Mercury computer equipment and two to ten years for furniture and equipment.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) Consensus No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized. These costs are amortized using the straight-line method over a period of three to five years.

Goodwill and Other Intangibles

Goodwill associated with purchases prior to June 30, 2001 is stated at cost and was amortized using the straight-line method over thirty years until June 30, 2002 at which time amortization ceased with the adoption of SFAS 142. Goodwill and trademarks acquired in purchase business combinations completed after June 30, 2001, in accordance with SFAS No. 142, are not amortized. Other intangibles consist of acquired trademark and customer lists and are being amortized over five years, using the straight-line method.

Impairment of Long-Lived Assets

Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill.  If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

The Company reviews other long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Income Taxes

Deferred tax assets and liabilities are recognized based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(1) Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

In accordance with SFAS No. 52, Foreign Currency Translation, balance sheet accounts of the Company’s foreign operations are translated from foreign currency into U.S. dollars at the year-end rate of exchange. Translation gains or losses related to net assets located outside the United States are included in stockholders’ equity. Income and expenses of the Company’s foreign operations are translated at the weighted average rates of exchange for the year. Gains and losses resulting from foreign currency transactions are included in net income (loss).

Earnings per Share

The computation of basic and diluted net income per share for the fiscal years ended June 30, 2003, 2002 and 2001 is as follows:

	Year ended June 30,
	2003	2002	2001
Net income available to common shareholders	$9,289	$8,015	$1,321
Weighted average basic shares of common stock outstanding	16,329	14,530	14,655
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	134	154	90
Options to purchase shares of Class A Common Stock outstanding	118	63	158
Weighted average diluted shares of common stock outstanding	16,581	14,747	14,903
Net income per share of Common Stock—basic	$0.57	$0.55	$0.09
Net income per share of Common Stock—diluted	$0.56	$0.54	$0.09

Shares associated with stock options that were not included in the computation of earnings per share because their effect was anti-dilutive consisted of 23,700 shares, 88,400 shares and 47,000 shares at June 30, 2003, 2002 and 2001, respectively.

Revenues

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

Florist business.   The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products, primarily comprised of the services and products as described below.

Clearinghouse services.   Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

clearinghouse are generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled. Revenue is also generated from the

(1) Summary of Significant Accounting Policies (Continued)

monthly membership fee charged to member florists and credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF Issue No. 01-9”).

Publications products and other member services.   Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized ratably over the period in which the publications are issued. The Company also provides services related to the set up and maintenance of FTD Florists’ Online Web sites accessible through FTD.COM’s www.ftd.com Web site. In addition, the Company provides a 24 hour telephone answering and floral order-taking service (“Flowers All Hours”). Revenues associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.

Mercury Network services.   The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 72% of the Company’s member florists. Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee. Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

Mercury computer equipment products and services.   Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry. The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions. The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue related to hardware products which are sold, including specified upgrades/enhancements, at the time of shipment. The Company recognizes revenue related to software products which are sold ratably over the estimated useful life of the software. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time the service is provided.

Specialty wholesaling products.   The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products. The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog published by FTD featuring FTD products for all occasions. Sales of specialty wholesaling products are recorded when the products are shipped.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer business.   The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers through the

(1) Summary of Significant Accounting Policies (Continued)

1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards. FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

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

Revenues from the Sale of the Floral Selections Guide

As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership. The Company recognized revenue related to the Floral Selections Guide in the month that it was shipped to the florist. The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing. There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases. Revenue from sales of the Floral Selections Guide during fiscal years 2003, 2002 and 2001, was $5.1 million, $0.3 million and $3.9 million, respectively.

Consideration Given to Customers

During the third quarter of fiscal year 2002, the Company adopted the requirements of EITF Issue No. 01-9. In accordance with the requirements of EITF Issue No. 01-9, the Company has reclassified certain advertising and selling expenses to contra-revenue that relate to cash rebates which are earned by florists under a customer incentive program in conjunction with the credit card clearing services offered by the Company. The financial data for all periods presented has been reclassified to conform with EITF

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issue No. 01-9. The amounts related to the cash rebates for fiscal years 2003, 2002 and 2001 were $2.2 million, $2.3 million and $2.3 million, respectively.

Also, in accordance with the requirements of EITF Issue No. 01-9, the Company has reclassified advertising and selling expenses related to its consumer business segment to costs of goods sold and

(1) Summary of Significant Accounting Policies (Continued)

services provided that relate to the granting of mileage and reward points to customers in connection with an order. The amounts related to the granting of mileage and reward points for fiscal years 2003, 2002 and 2001 were $4.4 million, $3.3 million and $1.7 million, respectively.

Advertising and Sales Promotion Costs

The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs, including costs associated with affinity programs in the consumer business segment, are charged to expense when incurred.

In the years ended June 30, 2003, 2002 and 2001, advertising and sales promotion expense was $53.3 million, $52.8 million, and $51.6 million, respectively.

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

The Company’s pro forma information is as follows (in thousands, except per share amounts):

	For the year ended June 30,
	2003	2002	2001
Net income, as reported	$9,289	$8,015	$1,321
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	478	187	303
Pro forma net income	$8,811	$7,828	$1,018
Net income per share of Common Stock:
Basic—as reported	$0.57	$0.55	$0.09
Basic—pro forma	$0.54	$0.54	$0.07
Diluted—as reported	$0.56	$0.54	$0.09
Diluted—pro forma	$0.53	$0.53	$0.07

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(1) Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain amounts in the Company’s fiscal year 2002 and 2001 financial statements have been reclassified to conform to the current year presentation. Composition of the Company’s reportable segments for fiscal year 2001 have been reclassified to conform to the current year presentation.

(2) 2002 Merger Agreement

Effective June 28, 2002, the Company, FTD and FTD.COM completed a merger transaction (the “2002 Merger”) pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company. Prior to the 2002 Merger, the financial statements of FTD.COM were included in the Company’s consolidated financial statements with appropriate accounting for minority interest. The purpose and reasons for the 2002 Merger include, along with other factors, the following:

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

The Company accounted for the 2002 Merger using the purchase method of accounting. The allocation of the purchase price was finalized in 2003 and was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Goodwill	$51,330
Other intangible assets (amortized over 5 years)	3,293
Other assets (amortized over 3 years)	491
Carrying value of minority interest purchased	5,285
Deferred income taxes	(1,476)
Total purchase price	$58,923

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) 2002 Merger Agreement (Continued)

The goodwill recorded as part of the 2002 Merger is attributable to the consumer business segment and is not deductible for tax purposes. The unaudited consolidated condensed pro forma results of operations data for the years ended June 30, 2002 and 2001 as if the 2002 Merger had occurred on July 1, 2000 are as follows (in thousands, except per share information):

	June 30, 2002	June 30, 2001
Total revenues	$325,266	$305,995
Income from operations	$17,433	$22,065
Net income	$8,573	$1,262
Net income per share of Common Stock—basic	$0.59	$0.08
Net income per share of Common Stock—diluted	$0.58	$0.07

Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), for each share of FTD.COM common stock owned at the time of the 2002 Merger. As such, 7,863,161 shares of FTD.COM common stock, including outstanding restricted shares, were converted to 2,044,421 shares of Class A Common Stock. Additionally, 220,000 options to purchase shares of FTD.COM common stock, which were originally granted under the FTD.COM INC. 1999 Equity Incentive Plan, were converted into 57,200 options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock in accordance with the same exchange ratio and continue to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.

In connection with the 2002 Merger, the controlling stockholders of the Company entered into a governance agreement with the Company that requires the Company to nominate designated representatives of the controlling stockholders to the Company’s Board of Directors (the “Board”) for so long as the controlling stockholders continue to own certain specified percentages of Common Stock. The controlling stockholders also entered into a registration rights agreement with the Company at the time of the 2002 Merger that may require the Company to register their shares of Common Stock.

In addition, in connection with the 2002 Merger, the Company awarded one-time bonuses of $5,321,174 and $3,237,467 to the chief executive officers of the Company and FTD.COM, respectively, and recorded the bonuses as general and administrative expenses.

Based on the consensus views reached in EITF No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), issued in March 2000, the exchange of FTD.COM awards for awards of the Company as described in the preceding paragraph is considered a modification of a stock-based compensation arrangement. Accordingly, a new measurement of compensation cost was required at the date of the exchange. For unvested restricted stock and option awards, the difference between the original intrinsic value of the awards and the value of the awards at the new measurement date is recognized as compensation expense over the remaining life of the awards. The vested portion of restricted stock awards was considered part of the purchase price of the acquisition of the minority interest, except

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) 2002 Merger Agreement (Continued)

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

(3) Acquisitions

On October 2, 2002, FTD.COM completed the acquisition of the outstanding stock of A.F.E. Inc. (doing business as Flowers USA) (“Flowers USA”), now known as Flowers USA, Inc. pursuant to an agreement and plan of merger by and among FTD.COM, A.F.E. Acquisition Corp., A.F.E. Inc. and David M. Adams, as sole shareholder of A.F.E. Inc. (the “Flowers USA Agreement”). Flowers USA was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers USA Agreement, the purchase price of the acquisition was $7.7 million. Initially, $8.0 million was funded from the Company’s existing cash balances, of which $0.3 million was later paid to the Company by the seller in connection with working capital adjustments under the Flowers USA Agreement. In addition, the Company incurred acquisition costs of $0.1 million. The assets acquired primarily consisted of Flowers USA’s customer list, valued at $0.4 million, and goodwill of $7.7 million, in addition to net liabilities assumed of $0.3 million.

On July 18, 2002, FTD.COM completed the acquisition of substantially all of the operating assets of Flowers Direct, L.L.P. (“Flowers Direct”) pursuant to an asset purchase agreement by and among Flowers Direct, E-Service Holdings, LLC, Express Worldwide Florist, Inc. and FTD.COM (the “Flowers Direct Agreement”). Flowers Direct was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flowers Direct Agreement, the purchase price for the assets acquired was $4.7 million, which was funded from the Company’s existing cash balances. Additionally, the Company incurred acquisition costs of $0.2 million. The assets acquired primarily consisted of Flowers Direct’s customer list, valued at $0.2 million, and goodwill of $4.7 million.

On November 9, 2001, FTD.COM completed the acquisition of certain assets of National Flora, Inc. (“National Flora”) pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and FTD.COM (the “Asset Purchase Agreement”). National Flora was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was funded from FTD.COM’s existing cash balances. Additionally, FTD.COM incurred $0.1 million of other acquisition costs. The assets acquired primarily consisted of $1.7

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Acquisitions (Continued)

million in prepaid advertising expenses, National Flora’s rights under or in respect of certain contracts and agreements, National Flora’s customer list, valued at $0.9 million, and goodwill of $6.5 million.

The results of operations of Flowers USA, Flowers Direct and National Flora since the respective transaction closing dates are included in the Company’s consolidated financial statements. The Company accounted for these acquisitions using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.

In accordance with the provisions of SFAS No. 142, the $7.7 million, $4.7 million and the $6.5 million in goodwill acquired in the Flowers USA, Flowers Direct and National Flora acquisitions, respectively, will not be amortized but will be tested for impairment at least annually. Additionally, the customer lists will be amortized over five years. For tax purposes, the goodwill related to the Flowers Direct and National Flora asset acquisitions is expected to be deductible. The pro forma impact of these acquisitions is not material to the Company’s consolidated financial statements included in this report.

(4) Goodwill and Other Intangibles

As of June 30, 2003, 2002 and 2001, the Company had recorded accumulated goodwill amortization of $17.3 million, $17.3 million and $15.0 million, respectively, accumulated trademark amortization of $2.7 million, $2.7 million and $2.3 million, respectively and accumulated software amortization of $2.0 million.

The Company completed its transitional impairment test of goodwill and trademark assets as of July 1, 2002 and its annual impairment test as of May 1, 2003 and it was determined that no impairment existed as a result of these analyses. The Company will continue to evaluate goodwill and trademark assets for impairment at least annually.

In fiscal year 2002, the Company reduced a deferred tax valuation allowance of $1.0 million which was originally established as part of purchase accounting in 1994, thus reducing goodwill by $1.0 million.

The following is a summary of net income and earnings per share for the year ended June 30, 2002 and 2001, as adjusted to eliminate amortization of goodwill and trademark assets from the prior fiscal years, as these assets are no longer required to be amortized in fiscal 2003.

	2002	2001
	(in thousands, except per share data)
Net income—as reported	$8,015	$1,321
Add back: goodwill and trademark amortization	2,654	2,690
Net income—adjusted	$10,669	$4,011
Basic net income per share of Common Stock—as reported	$0.55	$0.09
Goodwill and trademark amortization	0.18	0.18
Basic net income per share of Common Stock—adjusted	$0.73	$0.27
Diluted net income per share of Common Stock—as reported	$0.54	$0.09
Goodwill and trademark amortization	0.18	0.18
Diluted net income per share of Common Stock—adjusted	$0.72	$0.27

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Goodwill and Other Intangibles (Continued)

The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at June 30, 2003 and the estimated amortization expense for each of the next five fiscal years (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total amortizable intangible assets:
Customer lists	$4,676	$1,023	$3,653

Estimated amortization expense:
For the year ending June 30, 2004	$935
For the year ending June 30, 2005	935
For the year ending June 30, 2006	935
For the year ending June 30, 2007	828
For the year ending June 30, 2008	20

Amortization expense for the years ended June 30, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
	(in thousands)
Goodwill and trademark amortization	$—	$2,654	$2,690
Amortization of other intangibles	915	108	—
Total amortization expense	$915	$2,762	$2,690

During the year ended June 30, 2003, the indefinite lived trademark did not have a change in the carrying amount of $12.3 million.

The changes in the carrying amount of goodwill, by segment, for the year ended June 30, 2003 were as follows:

	Florist Business	Consumer Business	Total
	(in thousands)
Balance as of June 30, 2002	$47,680	$59,550	$107,230
Adjustment related to the 2002 Merger	—	680	680
Addition related to the acquisition of the Flowers Direct business	—	4,738	4,738
Addition related to the acquisition of the Flowers USA business	—	7,678	7,678
Balance as of June 30, 2003	$47,680	$72,646	$120,326

(5) Long-Term Debt

At June 30, 2003 and 2002 long-term debt consisted of a revolving credit facility pursuant to an Amended and Restated Credit Agreement with Harris Trust and Savings Bank, as Administrative Agent

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Long-Term Debt (Continued)

(the “2002 Credit Agreement”), which amended and restated the credit agreement dated as of September 27, 2001 by and among the Company, FTD and Harris Trust and Savings Bank, as Administrative Agent (the “2001 Credit Agreement”). The 2002 Credit Agreement includes a revolving credit commitment of $75.0 million, of which $6.5 million was outstanding under the revolving credit facility, $3.1 million was outstanding under various letters of credit and $65.4 million was unused at June 30, 2003. The outstanding debt balance is classified as long-term debt as no repayments of the debt outstanding are required prior to December 31, 2005, at which time the outstanding balance is due in full.

  Under the terms of the 2002 Credit Agreement, borrowings are subject to a variable interest rate based on the prime commercial rate or the London Interbank Offered Rate (“LIBOR”). At June 30, 2003, the weighted average interest rate was 4.00%, compared to 4.07% at June 30, 2002. During fiscal years 2003, 2002 and 2001, the Company recorded commitment fees of $145,000, $53,000 and $65,000, respectively, as interest expense related to the unused portion of the revolving credit facilities.

The 2002 Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0, and a fixed charge coverage ratio of not less than 2.0 to 1.0. In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from the Company’s and any of its subsidiaries’ issuances of equity securities. The Company was in compliance with all debt covenants as of June 30, 2003 except the fixed charge coverage ratio, for which the Company received a waiver from the participating banks.

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

As a result of entering into the 2002 and the 2001 Credit Agreements, the Company recorded $1.1 million of deferred financing costs, which are being amortized straight-line over the term of the 2002 Credit Facility. Additionally, $0.6 million of unamortized deferred financing costs associated with the previous credit agreement were expensed in the year ended June 30, 2002. This expense is reflected in other expense in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended June 30, 2002, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which the Company elected to early adopt during fiscal year 2002.

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

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Long-Term Debt (Continued)

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt. The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million as of June 30, 2003, and are effective through December 31, 2003. Due to decreases in interest rates, the carrying value at June 30, 2003 was zero, which approximates fair value.

(6) Leases

As Lessor

The Company leases Mercury computer equipment and software to customers through leases classified as operating leases. As of June 30, 2003 and 2002, net capitalized equipment leased to customers under operating leases, including equipment used for maintenance purposes, was $0.6 million and $0.9 million, respectively.

The total minimum future rentals on non-cancelable leases of Mercury computer equipment and software are as follows (in thousands):

Year	Amount
2004	$650
2005	569
2006	475
Total	$1,694

As Lessee

The Company has entered into operating leases for certain hardware components of the Mercury computer equipment, facilities, a distribution center and other equipment. Rental expense relating to these leases totaled $1.5 million, $1.9 million and $1.7 million for fiscal years 2003, 2002 and 2001, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

Year	Amount
2004	$1,531
2005	860
2006	424
2007	282
2008	111
Total	$3,208

The total minimum lease payments have not been reduced by minimum sublease rentals of $1.7 million due in the future under non-cancelable subleases of Mercury computer equipment.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes

The Company’s net operating loss carryforward at June 30, 2002 was $9.4 million, which is anticipated to be fully utilized upon filing the tax return related to the current fiscal year.

The provision for income taxes consists of the following components (in thousands):

	2003	2002	2001
Current:
Federal	$8,505	$—	$—
State	3,330	240	—
Total current	11,835	240	—
Deferred:
Federal	3,095	4,979	2,968
State	443	1,499	433
Total deferred	3,538	6,478	3,401
Income tax expense	$15,373	$6,718	$3,401

The provision for income taxes for the years ended June 30, 2003, 2002 and 2001, differs from the amount computed by applying the U.S. federal income tax rate of 35%, 35% and 34% for fiscal years 2003, 2002 and 2001, respectively, to pretax income because of the effect of the following items (in thousands):

	2003	2002	2001
Tax expense at U.S. federal income tax rate	$8,631	$6,040	$2,254
State income taxes, net of federal income tax effect	2,426	1,214	276
Litigation settlement, non-deductible	3,850	—	—
Change in valuation allowance	—	(1,500)	—
Amortization of non-deductible goodwill	—	798	775
Other permanent items, net	466	166	96
Income tax expense	$15,373	$6,718	$3,401

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Income Taxes (Continued)

At June 30, 2003 and 2002, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	2003	2002
Current deferred tax assets:
Allowance for doubtful accounts	$2,114	$2,437
Inventory	1,036	298
Unearned income	666	382
Accrued vacation	453	347
Restricted stock vesting	294	754
Severance costs	67	698
Other	110	110
Total current deferred tax assets	4,740	5,026
Noncurrent deferred tax assets:
Net operating loss carryforwards	—	3,763
Postretirement benefit obligations	1,357	1,415
Accrued pension	586	537
Other	—	171
Total noncurrent deferred tax assets	1,943	5,886
Noncurrent deferred tax liabilities—tax over book depreciation and amortization and difference in basis	(7,490)	(8,250)
Net noncurrent deferred tax liabilities	(5,547)	(2,364)
Net deferred tax assets (liabilities)	$(807)	$2,662

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment is performed considering expected taxable income in future years and tax planning strategies available to the Company. In fiscal year 2002, the Company determined that it is more likely than not that its deferred tax assets will be realized. As such, the then existing valuation allowance of $2.5 million was reversed. The recognition of $1.0 million of the related tax benefit was applied to goodwill, as it was generated from the 1994 Acquisition. The remaining $1.5 million was recorded as a benefit in the provision for income taxes in fiscal year 2002.

(8) Software to be Sold, Leased, or Marketed

The costs associated with the development of the Mercury computer software are capitalized in accordance with SFAS No. 86 and are recorded in other noncurrent assets on the Consolidated Balance Sheets at June 30, 2003 and 2002. At June 30, 2003 and 2002, the net book value of capitalized computer software costs was $1.7 million and $2.5 million, respectively. During the years ended June 30, 2003, 2002 and 2001, $1.0 million, $1.3 million and $0.9 million, respectively, was charged to expense related to the amortization of these capitalized computer software costs. In accordance with SFAS No. 86, at June 30, 2003, the unamortized capitalized cost of the computer software was compared to the net realizable value

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Software to be Sold, Leased, or Marketed (Continued)

of the product to determine whether any necessary write-downs should be made. The net realizable value is the estimated future gross revenues reduced by the estimated future cost of completing and disposing of the product. At June 30, 2003, no write-down was necessary.

(9) Internal Use Software

Certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the development stage are capitalized. During fiscal year 2002, the Company recorded an impairment loss for internal use software, in the amount of $0.4 million, that had been used to process clearinghouse and related transactions for member services, in addition to $0.1 million related to other software.

Capitalized internal use software costs are amortized over the expected economic life of three to five years using the straight-line method. At June 30, 2003 and 2002, the net book value of capitalized internal use software costs of $4.0 million and $5.7 million, respectively, were included in other noncurrent assets on the Company’s Consolidated Balance Sheets. During the years ended June 30, 2003, 2002 and 2001, amortization expense related to internal use software was $2.8 million, $2.5 million and $3.1 million, respectively.

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

In accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and funded status at June 30, 2003 and 2002, as well as the components of net periodic post-retirement benefit costs for the years ended June 30, 2003, 2002 and 2001 (in thousands):

	2003	2002
Benefit obligation at beginning of year	$1,505	$2,069
Interest cost	99	128
Benefits paid	(96)	(145)
Actuarial (gain) loss	61	(547)
Benefit obligation at end of year	$1,569	$1,505
Funded status	$(1,569)	$(1,505)
Unrecognized net gain	(1,823)	(2,033)
Accrued benefit cost	$(3,392)	$(3,538)

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Post-retirement Benefits Other Than Pensions (Continued)

	2003	2002	2001
Service cost	$—	$—	$—
Interest cost	99	128	154
Recognized net actuarial gain	(148)	(172)	(201)
Total net periodic postretirement benefit income	$(49)	$(44)	$(47)

The discount rates used in determining the accumulated post-retirement benefit obligation (the “APBO”) were 6.0%, 7.25% and 7.5% for the years ended June 30, 2003, 2002 and 2001, respectively. For measurement purposes a 7.81% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate is assumed to decrease to 5.75% in 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO at June 30, 2003 would have increased approximately $142,000 or 9.0%, while the net periodic cost for the fiscal year ended June 30, 2003 would have increased approximately $9,000, or 9.4%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO at June 30, 2003 would have decreased approximately $124,000, or 7.9%, while the periodic cost for the fiscal year ended June 30, 2003, would have decreased $8,000, or 8.3%.

(11) Employee Benefit Plans

Approximately 150 employees and former employees participate under the Company’s defined benefit plan. Benefits under the Company’s pension plan, which has been frozen since January 1, 1997, were based on the employee’s age, years of service and the highest consecutive five-year average compensation.

In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status of the pension plan at June 30, 2003 and 2002:

	2003	2002
Projected benefit obligation at beginning of year	$1,886	$1,963
Interest cost	141	147
Benefits paid	(195)	(318)
Actuarial loss	455	94
Projected benefit obligation at end of year	$2,287	$1,886
Fair value of plan assets at beginning of year	$544	$831
Actual return on plan assets	(53)	(139)
Employer contributions	525	170
Benefits paid	(195)	(318)
Fair value of plan assets at end of year	$821	$544
Accrued funded status	$(1,466)	$(1,342)
Unrecognized net loss	1,165	734
Accrued pension cost	$(301)	$(608)

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Employee Benefit Plans (Continued)

The following table presents amounts recognized on the Consolidated Balance Sheets (in thousands):

	2003	2002
Long term accrued benefit cost	$(1,466)	$(1,342)
Accumulated other comprehensive loss	1,165	734
Net amount recognized on the Consolidated Balance Sheet	$(301)	$(608)

Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities and short-term investments.

During the fiscal years ended June 30, 2003, 2002 and 2001, pension expense of $149,000, $216,000 and $85,000, respectively, was recognized in relation to the pension plan. During the fiscal years ended June 30, 2003 and 2002, the Company recorded $33,000 and $237,000, respectively, within other comprehensive income related to a change in the minimum pension liability. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the years ended June 30, 2003, 2002 and 2001:

	2003	2002	2001
Interest cost	$141	$147	$147
Expected return on assets	(67)	(75)	(107)
Recognized net actuarial loss	75	51	—
Net periodic pension cost	149	123	40
Settlement loss	—	93	45
Total pension cost	$149	$216	$85

The discount rate used to calculate the projected benefit obligation was 6.0%, 7.25%, and 7.5% at June 30, 2003, 2002, and 2001 respectively. For fiscal years 2003, 2002 and 2001 the expected long-term rate of return on assets was 9.0%.

The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 75% of their gross annual salary up to $12,000 annually for calendar year 2003, on a pre-tax basis. The Company matches an amount equal to 50% of each participant’s pre-tax contribution up to 6% of the participant’s compensation. Company contributions to the 401(k) plan for fiscal years 2003, 2002 and 2001 were $407,000, $436,000 and $444,000, respectively.

(12) Related Party Transactions

The Company incurred expenses of $2.0 million, $2.0 million and $2.1 million for the years ended June 30, 2003, 2002 and 2001, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of the Company. The Company’s management consulting services agreement that it entered into with these parties requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Related Party Transactions (Continued)

At June 30, 2003, the Company had no loans receivable from current or former officers of the Company. At June 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.

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

The Company’s 1994 Stock Award and Incentive Plan, as amended (the “1994 Plan”), was adopted by the Board and approved by the Company’s stockholders in 1994. The maximum number of shares of Common Stock authorized for issuance under the 1994 Plan is equal to 15% of the initial equity capital of the Company upon the consummation of the 1994 Acquisition.

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

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Stock Awards and Incentive Plans (Continued)

Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to five years after the date of grant. All currently outstanding options were granted with an exercise price equal to either the fair market value on the date of grant or the optionee’s first date of employment with the Company. Changes in the options outstanding are summarized as follows:

	Summary of Stock Option Activity
	Class A Common Stock Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, June 30, 2000	613,300	$3.75 - $25.00	$11.28
Granted	102,300	$16.00	$16.00
Exercised	(12,550)	$3.75 - $10.50	$6.03
Recaptured or terminated	(61,950)	$7.75 - $25.00	$19.08
Balance, June 30, 2001	641,100	$3.75 - $25.00	$11.38
Granted	—	—	—
Exercised	(192,000)	$7.75 - $15.00	$11.32
Recaptured or terminated	(68,500)	$10.50 - $25.00	$17.47
FTD.COM options converted (see Note 2)	57,200	$7.45 - $30.77	$12.79
Balance, June 30, 2002	437,800	$3.75 - $30.77	$10.64
Granted	620,200	$15.24 - $16.21	$16.16
Exercised	(29,150)	$3.75 - $16.00	$8.46
Recaptured or terminated	(42,800)	$7.75 - $30.77	$19.40
Balance, June 30, 2003	986,050	$3.75 - $30.77	$13.79

As of June 30, 2003, 2002 and 2001, options covering 986,050, 437,800 and 641,100 shares, respectively, of Class A Common Stock were outstanding, of which 314,670, 322,540 and 413,070 shares were exercisable, respectively. The following table summarizes the information regarding the stock options outstanding and exercisable at June 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.75	125,000	3.93	$3.75	125,000	$3.75
$7.45 - $7.75	28,850	6.42	$7.56	11,300	$7.72
$10.50 - $12.50	163,500	4.51	$11.74	150,605	$11.84
$15.24 - $16.21	645,000	9.33	$16.15	14,000	$16.00
$22.08 - $30.77	23,700	6.72	$24.51	13,765	$24.72
Total	986,050	7.70	$13.79	314,670	$9.23

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Stock Awards and Incentive Plans (Continued)

Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of the Company’s options in fiscal years 2003 and 2001, was $6.01 and $5.08 per option of Class A Common Stock, respectively. There were no grants of the Company’s options in fiscal year 2002.

	2003	2001
Risk-free interest rate	3.70%	6.00%
Expected dividend yield	0.00%	0.00%
Expected volatility	31.84%	50.00%
Estimated lives of options (in years)	3.00	3.74

For FTD.COM options granted in fiscal year 2001, using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value at the date of grant was $1.21 per option of FTD.COM Class A common stock, which would be equivalent to $4.65 per option of Class A Common Stock pursuant to the 2002 Merger, based on the exchange ratio of 0.26. There were no grants of FTD.COM options in fiscal year 2002 or fiscal year 2003.

2001
Risk-free interest rate	4.80%
Expected dividend yield	0.00%
Expected volatility	75.00%
Estimated lives of options (in years)	4.00

Based on the above assumptions, the Company would have recognized additional compensation expense, net of taxes, of $478,000, $187,000 and $265,000 related to the Company’s options in fiscal years 2003, 2002 and 2001, respectively, and $38,000 related to FTD.COM’s options in fiscal year 2001, if the estimated costs of the outstanding granted stock options of the Company and FTD.COM had been recorded in the Company’s consolidated financial statements. As such, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income and earnings per share):

	2003 As Reported	2003 Pro Forma	2002 As Reported	2002 Pro Forma	2001 As Reported	2001 Pro Forma
Net income available to common stockholders (in thousands)	$9,289	$8,811	$8,015	$7,828	$1,321	$1,018
Net income per share of Common Stock:
Basic	$0.57	$0.54	$0.55	$0.54	$0.09	$0.07
Diluted	$0.56	$0.53	$0.54	$0.53	$0.09	$0.07

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Stock Awards and Incentive Plans (Continued)

The Company’s and FTD.COM’s options granted in fiscal years 2003 and 2001 vest equally each year over a four-year period from the date of grant. As a result, the estimated cost indicated above reflects only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

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

Based on the consensus views reached in EITF No. 00-23 and the Financial Accounting Standards Board Interpretation No. 44 issued in March 2000, the exchange of FTD.COM awards for awards of the Company as described in the preceding paragraph is considered a modification of a stock-based compensation arrangement. Accordingly, a new measurement of compensation cost was required at the date of the exchange. For unvested restricted stock and option awards, the difference between the original intrinsic value of the awards and the value of the awards at the new measurement date will be recognized over the remaining life of the awards. The vested portion of restricted stock awards was considered part of the purchase price of the acquisition of the minority interest, except for shares that have not been unrestricted for more than six months (“immature” shares). Immature shares are shares outstanding related to restricted stock for which the restrictions have lapsed within six months prior to the exchange date. To the extent the exchanged options are fully vested or exchanged shares are immature, any additional compensation expense resulting from the new measurement date was recognized immediately. As such, at the time of the 2002 Merger, the Company increased deferred compensation by $152,000 related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date and recorded compensation expense of $58,000 for fully vested stock options that were outstanding at June 28, 2002. Additionally, the Company increased deferred compensation by $201,000 related to the difference between the original intrinsic value of the unvested restricted awards and the value of the unvested restricted awards at the new measurement date and recorded compensation expense of $202,000 related to the immature restricted shares outstanding at June 28, 2002. For the year ended June 30, 2003, the Company recorded $62,000 of compensation expense related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date.

During fiscal year 2003, the Company granted 11,992 restricted shares of Class A Common Stock at a weighted average fair value of $15.27 at the dates of grant to the independent board members and an executive of the Company. The directors and executive will earn the restricted shares in exchange for future services to be provided to the Company over a one-year and three-year period, respectively. The Company recorded deferred compensation in the amount of $0.2 million, equal to the market value of the restricted shares at the date of grant. The Company did not grant any restricted stock in fiscal years 2002

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Stock Awards and Incentive Plans (Continued)

or 2001. The Company recognized compensation expense related to restricted stock in general and administrative expenses of $1.5 million, $1.4 million and $2.1 million in fiscal years 2003, 2002 and 2001, respectively.

No FTD, Inc. restricted shares were canceled during fiscal year 2003 or fiscal year 2001. During fiscal year 2002, 83,333 shares of unvested FTD, Inc. restricted stock that were previously granted were canceled.

Restricted shares that were originally granted as FTD.COM restricted shares were converted to FTD, Inc. restricted shares pursuant to the 2002 Merger. No FTD.COM restricted shares were granted in fiscal years 2002 or 2001. During fiscal years 2002 and 2001, 116,667 and 35,000 shares, respectively, of unvested FTD.COM restricted stock that were previously granted were canceled.

(14) Commitments and Contingencies

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

The Company has reached an agreement to settle the consolidated shareholder class actions pending in the Court of Chancery for New Castle County in Wilmington, Delaware, titled “In Re FTD.COM, Inc. Shareholders Litigation.”  A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter has been executed (the “Stipulation and Settlement Agreement”).

The terms of the Stipulation and Settlement Agreement, which are subject to final Court approval and notice to class members, include no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit. The Company and the other defendants have denied, and continue to deny, that they have committed any violation of federal securities or other laws. The Company expects the Court to hold a fairness hearing in the near future to consider objections, if any, and to determine whether it will approve the settlement.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Commitments and Contingencies (Continued)

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of FTD, Inc. Class A Common Stock valued at $10.7 million to the members of the class. In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement and related administrative costs. This charge is included in other expense in the statement of operations and will not be deductible for income tax purposes.

There are two insurance policies relating to these matters, one covering the Company and its directors and officers and another covering FTD.COM and its directors and officers. The Company intends to aggressively pursue its claims under both of these insurance policies. Both of the insurance carriers have initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subject of the settlement, while the Company believes that it, FTD.COM and the individual defendants are entitled to coverage. Any recoveries from the insurance providers relating to the settlement will be recorded as other income in the period realized.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

(15) Capital Stock Transactions

The Class A Common Stock and Class B Convertible Common Stock rank equally and, except with respect to voting power, are substantially identical in all material respects. Class B Convertible Common Stock is convertible into Class A Common Stock on a one-for-one basis at the option of the holder. The Company is authorized to establish and designate one or more series of preferred stock.

The Company repurchased into treasury 218,931, 231,568 and 12,550 shares of Class A Common Stock at an approximate cost of $3,513,000, $2,802,000 and $201,000 during fiscal years 2003, 2002 and 2001, respectively. Of the $2,802,000 treasury stock repurchased during fiscal year 2002, approximately $1,950,000 was payable as of June 30, 2002.

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

(16) Subsidiary Capital Stock Transactions

There were no restricted shares granted by FTD.COM in fiscal year 2002 or 2001.

During fiscal year 2002, FTD.COM repurchased into treasury 143,583 shares of FTD.COM Class A common stock at a cost of $853,000 of which 85%, representing the Company’s ownership in FTD.COM at the date of each repurchase, is reflected in the Company’s Consolidated Statements of Stockholders’ Equity.

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Subsidiary Capital Stock Transactions (Continued)

Pursuant to the 2002 Merger, FTD.COM became an indirect wholly-owned subsidiary of the Company and the former public stockholders of FTD.COM became stockholders of the Company. As such, all outstanding shares of FTD.COM are held by FTD as a result of the 2002 Merger. Refer to Note 2 for further discussion of 2002 Merger.

(17) Minority Interest in Subsidiary

As a result of the 2002 Merger, the Company’s minority interest in FTD.COM was eliminated. At the date of the 2002 Merger, the minority interest in FTD.COM was approximately 15%. The minority interest in FTD.COM’s income was $2.5 million for fiscal year 2002, through the date of the 2002 Merger, and $1.9 million for fiscal year 2001.

(18) Litigation Settlements

The Company recorded a $2.6 million gain in fiscal year 2002 for the settlement of a claim against the developer of an unlaunched version of FTD.COM’s Web site, which includes the reversal of $0.8 million in accruals related to the gain. The gain was recorded in general and administrative expenses.

(19) FTD Association Agreements

Pursuant to a merger agreement entered into during 1994, the Company acquired all of the outstanding equity of the Old Association on December 19, 1994. The Operating Company was the surviving corporation following the Acquisition and upon consummation of the Acquisition, the Operating Company became a wholly-owned subsidiary of the Company. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed “Florists’ Transworld Delivery, Inc.”  The Company, through the Operating Company, operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which were being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association (the “Association”). Neither the Company nor the Operating Company had any ownership interest in the Association.

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

On April 30, 2001, FTD entered into a Termination Agreement with the Association, which became effective as of June 29, 2001 (the “Termination Agreement”). The Termination Agreement, which contains limited two-year non-compete provisions, terminates the Association Agreements. As consideration for the

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) FTD Association Agreements (Continued)

dissolution of the contractual relationship between the Company and the Association pursuant to the Termination Agreement, FTD agreed to pay the Association $14.0 million, $12.6 million of which was paid on June 29, 2001 and $1.4 million of which was paid July 1, 2002. The funds used to pay the $1.4 million on July 1, 2002 were placed in escrow, and as such are reflected as restricted cash on the Consolidated Balance Sheet as of June 30, 2002. In fiscal year 2001 the Company recorded $14.5 million of expenses related to this transaction, including professional fees, reflected as other expense.

(20) Segment Information

Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance. Following the 2002 Merger and the resulting changes in the Company’s corporate structure, the Company has reorganized the manner in which its resources are allocated and, as a result, reviews results based on the consumer business and florist business segments. Composition of the Company’s reportable segments for fiscal year 2001 has been reclassified to conform to the current year presentation.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments. As such, interest income, interest expense and tax expense is recorded on a consolidated corporate basis.

The florist business segment includes all products and services sold to FTD member florists and other retail locations offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesale product sales. The consumer business segment encompasses floral and specialty gift sales sold to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company’s assets totaling $204.4 million at June 30, 2003, the assets of the Company’s consumer business totaled approximately $80.6 million of which $53.7 million related to goodwill from the 2002 Merger. The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of approximately $123.8 million.

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

FTD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Segment Information (Continued)

The following table reports the Company’s operating results by reportable business segment for fiscal years 2003, 2002 and 2001:

	2003			2002			2001
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)			(in thousands)			(in thousands)
Revenues:

Florist business	$172,678	$(293)	$172,385	$171,308	$(111)	$171,197	$188,526	$(48)	$188,478
Consumer business	207,688	(16,730)	190,958	168,653	(14,584)	154,069	130,294	(12,777)	117,517
Total	380,366	(17,023)	363,343	339,961	(14,695)	325,266	318,820	(12,825)	305,995
Costs of Goods Sold and Services Provided:
Florist business	59,066	(1,955)	57,111	58,463	(1,891)	56,572	68,045	(2,097)	65,948
Consumer business	146,691	(2,405)	144,286	120,202	(2,022)	118,180	93,476	(1,787)	91,689
Corporate	2,508	—	2,508	2,576	—	2,576	2,242	—	2,242
Total	208,265	(4,360)	203,905	181,241	(3,913)	177,328	163,763	(3,884)	159,879
Gross Margin:
Florist business	113,612	1,662	115,274	112,845	1,780	114,625	120,481	2,049	122,530
Consumer business	60,997	(14,325)	46,672	48,451	(12,562)	35,889	36,818	(10,990)	25,828
Corporate	(2,508)	—	(2,508)	(2,576)	—	(2,576)	(2,242)	—	(2,242)
Total	172,101	(12,663)	159,438	158,720	(10,782)	147,938	155,057	(8,941)	146,116
Advertising and Selling:
Florist business	64,744	(12,548)	52,196	63,660	(10,694)	52,966	63,281	(8,941)	54,340
Consumer business	19,831	—	19,831	14,969	—	14,969	13,471	—	13,471
Total	84,575	(12,548)	72,027	78,629	(10,694)	67,935	76,752	(8,941)	67,811
General and Administrative:
Florist business	11,366	—	11,366	13,098	—	13,098	15,939	—	15,939
Consumer business	15,976	(2,093)	13,883	14,052	(1,677)	12,375	13,577	(1,217)	12,360
Corporate	23,385	1,978	25,363	32,283	1,589	33,872	23,499	1,217	24,716
Total	50,727	(115)	50,612	59,433	(88)	59,345	53,015	—	53,015
Operating Income (Loss) before Corporate Allocations:
Florist business	37,502	14,210	51,712	36,087	12,474	48,561	41,261	10,990	52,251
Consumer business	25,190	(12,232)	12,958	19,430	(10,885)	8,545	9,770	(9,773)	(3)
Corporate	(25,893)	(1,978)	(27,871)	(34,859)	(1,589)	(36,448)	(25,741)	(1,217)	(26,958)
Total	36,799	—	36,799	20,658	—	20,658	25,290	—	25,290
Corporate Allocations:
Florist business	11,815	—	11,815	11,881	—	11,881	10,653	—	10,653
Consumer business	3,136	—	3,136	3,003	—	3,003	2,514	—	2,514
Corporate	(14,951)	—	(14,951)	(14,884)	—	(14,884)	(13,167)	—	(13,167)
Total	—	—	—	—	—	—	—	—	—
Operating Income (Loss):
Florist business	25,687	14,210	39,897	24,206	12,474	36,680	30,608	10,990	41,598
Consumer business	22,054	(12,232)	9,822	16,427	(10,885)	5,542	7,256	(9,773)	(2,517)
Corporate	(10,942)	(1,978)	(12,920)	(19,975)	(1,589)	(21,564)	(12,574)	(1,217)	(13,791)
Total	$36,799	$—	$36,799	$20,658	$—	$20,658	$25,290	$—	$25,290
Depreciation and Amortization:
Florist business	$2,601	$—	$2,601	$3,042	$—	$3,042	$3,054	$—	$3,054
Consumer business	875	—	875	182	—	182	404	—	404
Corporate	4,422	—	4,422	6,197	—	6,197	6,029	—	6,029
Total	$7,898	$—	$7,898	$9,421	$—	$9,421	$9,487	$—	$9,487

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Stockholders
FTD, Inc.:

Under date of July 29, 2002, we reported on the consolidated balance sheet of FTD, Inc. and subsidiaries at June 30, 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
July 29, 2002

FTD, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance beginning of period	Charged to cost and expenses	Uncollectible accounts and inventory write offs, net of collection of accounts previously written off	Balance at end of period
Fiscal year 2003
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$6,093	$3,439	$4,248	$5,284
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$348	$1,224	$163	$1,409
Fiscal year 2002
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$4,984	$4,048	$2,939	$6,093
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,021	$140	$813	$348
Fiscal year 2001
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$3,596	$3,134	$1,746	$4,984
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,017	$513	$509	$1,021

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1

Agreement and Plan of Merger, dated as of March 3, 2002, among IOS Brands Corporation (“IOS”), Florists’ Transworld Delivery, Inc. (“FTDI”), Aroma Acquisition Corp. and FTD.COM INC. (“FTD.COM”) (incorporated by reference to Exhibit 2.1 to IOS’ Current Report on Form 8-K filed on March 5, 2002).

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

10.8

Waiver to the 2001 Credit Agreement, dated as of August 15, 2002, by and among FTD, Inc., FTDI, the subsidiaries listed on the signature pages thereof, as Guarantors, the several financial institutions listed on the signature pages thereof, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.9

Amended and Restated Credit Agreement dated as of September 27, 2002, among Florists’ Transworld Delivery, Inc., FTD, Inc., and each of the Subsidiaries from time to time becoming a party to the Agreement, as Guarantors, the several financial institutions from time to time party to the Agreement, as Lenders, and from time to time parties thereto, Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.10+

First amendment and waiver to the 2002 Credit Agreement, dated as of July 31, 2003, by and among FTD, Inc., FTDI, the subsidiaries listed on the signature pages thereof, as Guarantors, the several financial institutions listed on the signature pages thereof, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.

10.11+

First Amendment to Amended and Restated Pledge Agreement and to Amended and Restated Security Agreement, dated as of July 31, 2003, by and among FTD, Inc., FTDI and other parties executing this Amendment under the heading “Debtors” and Harris Trust and Savings Bank, acting as administrative agent.

10.12+	Second Supplement to Mortgage and Security Agreement with Assignment of Rents, dated as of July 31, 2003, from FTDI to Harris Trust and Savings Bank, acting as administrative agent.
10.13	Pledge Agreement, dated May 24, 1999, by and among FTD Corporation, FTDI and the Agent (incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K).
10.14	Security Agreement, dated November 20, 1997, by and among FTD Corporation, FTDI and the Agent (incorporated by reference to Exhibit 10.3 of the 1997 FTD S-1).
10.15

Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2001 from FTDI to Harris Trust and Savings Bank, as administrative agent (incorporated by reference to Exhibit 10.35 to the September 30, 2001 10-Q).

10.16

Pledge Agreement dated as of September 27, 2001, by and among IOS, FTDI, and the other parties executing the Agreement under the heading “Pledgors” and Harris Trust and Savings Bank, acting as administrative agent (incorporated by reference to Exhibit 10.36 to the September 30, 2001 10-Q).

10.17

Security Agreement dated as of September 27, 2001, by and among IOS, FTDI, and the other parties executing this Agreement under the heading “Debtors” and Harris Trust and Savings Bank, acting as administrative agent (incorporated by reference to Exhibit 10.37 to the September 30, 2001 10-Q).

10.18+	First Supplement to Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2002 from FTDI to Harris Trust and Savings Bank, as administrative agent.
10.19+

Amended and Restated Pledge Agreement dated as of September 27, 2002, by and among FTD, Inc., FTDI, and the other parties executing the Agreement under the heading “Pledgors” and Harris Trust and Savings Bank, acting as administrative agent.

10.20+

Amended and Restated Security Agreement dated as of September 27, 2002, by and among FTD, Inc., FTDI, and the other parties executing this Agreement under the heading “Debtors” and Harris Trust and Savings Bank, acting as administrative agent.

10.21

Securityholders’ and Registration Rights Agreement, dated as of December 19, 1994, among FTD Corporation, FTDI, BT Securities Corporation and Montgomery Securities (incorporated by reference to Exhibit 10.11 of FTD Corporation’s Registration Statement on Form S-1, as amended (File No. 033-91582) (the “1995 FTD S-1”)).

10.22	Tax Sharing Agreement, dated as of December 19, 1994, between FTD Corporation and FTDI (incorporated by reference to Exhibit 10.12 of the 1995 FTD S-1).
10.23

First Amendment to Tax Sharing Agreement, dated as of May 19, 1999 among FTD Corporation, FTDI and FTD.COM (incorporated by reference to Exhibit 10.6 to FTD.COM’s Registration Statement on Form S-1, as amended (the “FTD.COM
S-1”)).

10.24	Stockholders’ Agreement, dated as of December 19, 1994, among FTD Corporation and certain stockholders of FTD Corporation (incorporated by reference to Exhibit 10.13 to the 1995 FTD S-1).

10.25*	FTD Corporation Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.14 to the 1995 FTD S-1).
10.26*	FTD, Inc. 2002 Long-Term Equity Incentive Plan (incorporated by reference to Annex F to the 2002 FTD S-4).
10.27*

Letter dated April 12, 2001 regarding Robert L. Norton employment arrangements (incorporated by reference to Exhibit 10.27 to the IOS Form 10-K for the fiscal year ended June 30, 2001 (the “IOS 2001 10-K”).

10.28*+	Amendment to letter agreement dated May 20, 2003 regarding Robert L. Norton employment arrangements.
10.29*+	Employment agreement dated May 20, 2003 regarding Michael J. Soenen employment arrangements.
10.30*+	Employment agreement dated May 20, 2003 regarding Carrie A. Wolfe employment arrangements.
10.31*+	Employment agreement dated May 20, 2003 regarding William J. Van Cleave employment arrangements.
10.32*+	Employment agreement dated May 20, 2003 regarding Ann M. Hofferberth employment arrangements.
10.33*+	Employment agreement dated May 20, 2003 regarding Jon Burney employment arrangements.
10.34*+	Employment agreement dated May 20, 2003 regarding Daniel Smith employment arrangements.
10.35*+	Employment agreement dated May 20, 2003 regarding M. J. Soenen employment arrangements.
10.36*

Restricted Shares Agreement, dated as of June 12, 2000, between FTDI and Robert L. Norton (incorporated by reference to Exhibit 10.17 to IOS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000
Form 10-K”)).

10.37

Termination Agreement, dated as of April 30, 2001, among FTDI and FTD Association (incorporated by reference to Exhibit 10.25 to IOS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”)).

10.38*

Restricted Shares Agreement, dated as of May 17, 2000, between FTD.COM and Michael J. Soenen (incorporated by reference to Exhibit 4.6 to FTD.COM’s Registration Statement on Form S-8 (Commission File No. 333-39846) (the “FTD.COM S-8”)).

10.39*

Form of Restricted Shares Agreement dated as of May 17, 2000, between FTD.COM and each of William J. Van Cleave for 125,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000, Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 and Daniel Smith for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 (incorporated by reference to Exhibit 4.7 to the FTD.COM S-8).

10.40*

Form of Restricted Shares Agreement, dated as of June 9, 2000, between FTD.COM and Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of June 9, 2000 (incorporated by reference to Exhibit 4.7 to the FTD.COM S-8).

10.41*

Form of Confidentiality and Non-Competition Agreement between FTD.COM and William J. Van Cleave (incorporated by reference to Exhibit 10.15 to the FTD.COM Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-26779) (the “FTD.COM 2000 10-K”)).

10.42*	Form of Confidentiality and Non-Competition Agreement, dated as of January 8, 2001, between FTD.COM and Ann Hofferberth (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K).
10.43*

Form of Confidentiality and Non-Competition Agreement, dated as of June 14, 2001, between FTD.COM and each of Michael J. Soenen and Carrie A. Wolfe (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K).

10.44*

Form of Confidentiality and Non-Competition Agreement between Florists’ Transworld Delivery, Inc. and each of the following executive officers: Daniel Smith, Executive Vice President of FTD.COM, dated as of November 12, 2002; Jon Burney, Vice President and General Counsel of FTD, Inc., dated as of November 12, 2002; and M.J. Soenen, Executive Vice President of Mercury Technology, dated as of December 30, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the “December 31, 2002 10-Q”)).

10.45*

Form of Non-Qualified Stock Option Agreement, dated as of January 8, 2001, between FTD.COM and Ann Hofferberth for 125,000 shares at a price of $1.94 per share (incorporated by reference to Exhibit 4.5 to the FTD.COM S-8).

10.46*

Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Company’s 2002 Long-Term Equity Incentive Plan; Robert Norton, Michael J. Soenen, Jon Burney, Ann Hofferberth, Daniel Smith, William Van Cleave and Carrie Wolfe each entered into agreements dated as of December 12, 2002 that evidenced options to purchase 195,000, 91,000, 18,000, 40,000, 16,000, 39,000 and 40,000 shares of the Company’s Class A common stock, respectively, at an exercise price of $16.21 per share and that vest to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 12, 2002; and M.J. Soenen entered into an agreement dated as of December 30, 2002 that evidenced an option to purchase 35,000 shares of the Company’s Class A common stock at an exercise price of $15.24 per share and that vests to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 30, 2002 (incorporated by reference to Exhibit 10.5 to the December 31, 2002 10-Q).

10.47*

Form of Restricted Stock Award Agreement for use in connection with restricted stock grants under the Company’s 2002 Long-Term Equity Incentive Plan; Stephen Kasnet, Christopher J.D. Ainsley each entered into agreements dated as of November 12, 2002 covering 664 shares of the Company’s Class A common stock, all of which become non-forfeitable on November 11, 2003; Habib Gorgi entered into an agreement dated as of December 19, 2002 covering 664 shares of the Company’s Class A common stock, all of which become non-forfeitable on November 11, 2003; and M.J. Soenen entered into an agreement dated as of December 30, 2002 covering 10,000 shares of the Company’s Class A common stock, which become non-forfeitable to the extent of one-third of the shares covered by the agreement on each of the first three anniversaries of December 30, 2002 (incorporated by reference to Exhibit 10.6 to the December 31, 2002 10-Q).

10.48	Form of Trademark License Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.3 to the FTD.COM S-1).
10.49	Form of Florists’ Online Hosting Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.7 to the FTD.COM S-1).
10.50	Form of Commission Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.8 to the FTD.COM S-1).
10.51+

Management Consulting Services Agreement, dated as of December 18, 1994, by and among Perry Capital Corp. (now known as FTD, Inc.), Perry Principals, L.L.C., Bain Capital, Inc., and Fleet Growth Resources, Inc.

14+	Code of Business Conduct and Ethics.
16.1

Letter dated November 21, 2002 from KPMG LLP to the Commission regarding the Registrant’s change in independent public accountants (incorporated by reference to Exhibit 16.1 to the November 15, 2002 8-K).

21.1+	Subsidiaries of FTD, Inc.
23.1+	Consent of KPMG LLP.
23.2+	Consent of Ernst & Young LLP.
24.1+	Powers of Attorney.
31.1+	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Executive Officer)
31.2+	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Financial Officer)
32+	Section 13.50 Certifications

*                    Management contract or compensatory arrangement.

+                Filed as an exhibit to this Form 10-K.