Form 10-K/A
period 2003-06-30
FTD INC
filed 2003-10-28
CIK 944537

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filed (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2002 and October 23, 2003 was $65,703,157 and $102,081,443, respectively. As of October 23, 2003, there were 15,116,859 outstanding shares of the registrant's Class A common stock, par value $0.01 per share ("Class A Common Stock"), and 1,275,357 outstanding shares of the registrant's Class B convertible common stock, par value $0.0005 per share ("Class B Convertible Common Stock" and, together with Class A Common Stock, "Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE.

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed to amend the Annual Report on Form 10-K of FTD, Inc. (the "Company") for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission (the "SEC") on September 15, 2003 (the "Original 10-K"). The purpose of this Amendment is to amend Items 10, 11, 12, 13, 14 and 15 to include information that was originally intended to be incorporated by reference to the Company's proxy statement for the 2003 annual meeting of stockholders. Except as set forth herein or on the facing page hereof, this Amendment does not amend any other disclosure in the Original 10-K.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

        The name, age and current principal position(s) and office(s), if any, with the Company of each director is as follows:

Name	Age	Current Principal Position(s) and Office(s) with the Company
Robert L. Norton	56	Director, Chairman of the Board, Chief Executive Officer
Christopher J.D. Ainsley	45	Director
Habib Y. Gorgi	47	Director
Stephen G. Kasnet	58	Director
Stephen G. Pagliuca	48	Director
Richard C. Perry	48	Director
Michael J. Soenen	33	Director, President and Chief Operating Officer

Class I—Directors whose Terms Expire in 2003

        Habib Y. Gorgi.    Mr. Gorgi has served as director of the Company since January 1997. Mr. Gorgi also serves as a director of Florists' Transworld Delivery, Inc. ("FTDI"), a wholly owned subsidiary of the Company. Mr. Gorgi has been a Managing Director of Nautic Partners, LLC (formerly known as Navis Partners, LLC) ("Nautic Partners") since its inception in June 2000. Nautic Partners is a private equity firm with an investment focus in business and healthcare services, manufacturing, media and telecommunications. Prior to founding Nautic Partners, Mr. Gorgi was President of Fleet Equity Partners, the predecessor to Nautic Partners, for more than five years. Mr. Gorgi is also a director of several privately-held companies. Mr. Gorgi received an A.B. from Brown University in 1978 and a Masters of Business Administration from Columbia University in 1983.

        Stephen G. Pagliuca.    Mr. Pagliuca has served as a director of the Company since January 2000. Mr. Pagliuca also serves as a director of FTDI. Mr. Pagliuca has been a Managing Director of Bain Capital Partners, LLC, a private equity firm, since 1989. Mr. Pagliuca is also a director of Gartner Group, Ameritrade Holding Corp. and Instinet Group, Inc. He is also active in several charitable organizations, as a director of The Massachusetts Society for Prevention of Cruelty to Children and Co-Chairperson of the Inner-City Scholarship Fund. Mr. Pagliuca received a Bachelor of Arts from Duke University in 1977 and a Masters of Business Administration from Harvard Business School in 1982.

        Michael J. Soenen.    Mr. Soenen has served as the President and Chief Operating Officer of the Company and FTDI since October 2002 and a director of the Company since November 2002. From May 1999 until October 2002, Mr. Soenen served as the President and Chief Executive Officer of FTD.COM. From January 1997 through May 1999, he served as Vice President-Marketing of FTDI and Director of Sales Promotion for FTDI. Mr. Soenen was an associate at Perry Corp. from August 1996 to December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers Inc., an investment banking firm. Mr. Soenen received a Bachelor of Arts from Kalamazoo College in 1992.

Class II—Directors whose Terms Expire in 2004:

        Christopher J.D. Ainsley.    Mr. Ainsley has served as a director of the Company since August 2002. Mr. Ainsley has been the President and Chief Executive Officer of Wolters Kluwer International Health & Science ("Wolters Kluwer"), a multinational information services company, since September 2001. He previously served as Vice President of Business Development for Wolters Kluwer during 2001. Prior to 2001, Mr. Ainsley was the President and Chief Executive Officer of Croner CCH Group, a subsidiary of Wolters Kluwer that provides legal materials to professionals in Europe, and he has held key executive positions with CCH Incorporated ("CCH"), Wolters Kluwer's largest professional publishing and software company. Mr. Ainsley's background also includes various executive positions in international publishing and strategic planning at CCH, and experience in business process re-engineering as an engagement manager with Booz Allen & Hamilton. Mr. Ainsley received a M.A. from Oxford University in 1979 and a Masters of Business Administration from Harvard Business School in 1985.

        Stephen G. Kasnet.    Mr. Kasnet has served as a director of the Company since August 2002. Mr. Kasnet has been the President and Chief Executive Officer of Harbor Global Company, Ltd. since June 2000 and the President of PREA, LLC since 1996. Since June 2000, Mr. Kasnet has served as the President and Chief Executive Officer of Calypso Management LLC. From 1998 to 2000, he was the Executive Vice President of The Pioneer Group, Inc., a financial services company ("Pioneer Group"), and the President of Pioneer Global Investments, a division of Pioneer Group. From 1995 to 1998, Mr. Kasnet was a Vice President of Pioneer Group. From 1998 to May 2002, Mr. Kasnet served as a director of Forest-Starma, a subsidiary of the Pioneer Group. Mr. Kasnet currently serves as a director of PIOGLOBAL Asset Management (formerly, Pioneer First Management Company), Chairman of PIOGLOBAL Real Estate Investment Fund, PIOGlobal Corporation and Pioglobal First Russia, Inc. He is also the President of Pioglobal Omega, LLC, PIOGlobal Corporation and Pioglobal First Russia, Inc. In addition, Mr. Kasnet has been a director of Rubicon Limited since 2001 and served as Chairman of the board of directors of Warren Bancorp and Warren Five Cents Savings Bank since December 31, 2002. Mr. Kasnet received a Bachelor of Arts from the University of Pennsylvania in 1966.

Class III—Directors whose Terms Expire in 2005:

        Robert L. Norton.    Mr. Norton is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Norton has served as Chairman of the Board of the Company since June 2000, as Chief Executive Officer since October 2000, as President from January 1999 through October 2002 and as a director of the Company since January 1999. Mr. Norton also serves as the Chairman of the Board and Chief Executive Officer of FTDI. Mr. Norton joined FTDI in October 1996 as General Manager, became President, Chief Executive Officer and a director in January 1997 and was elected Chairman of the Board of Directors of FTDI in June 2000. From March 1993 until May 1996, Mr. Norton was Vice Chairman and Chief Financial Officer of JoAnn Stores, Inc., a retail chain of fabric and craft stores. Mr. Norton received a Bachelor of Science from Cleveland State University in 1973.

        In February 2000, Mr. Norton consented to the entry of a U.S. Securities and Exchange Commission (the "SEC") administrative cease and desist order resolving certain allegations involving the financial statements of his predecessor employer, JoAnn Stores. Mr. Norton, without admitting or denying the allegations, consented to the entry of an order finding that he violated or caused violations of certain federal securities laws by signing and approving JoAnn Stores' Annual Report on Form 10-K for the fiscal year ended February 1, 1992, Form S-3 Registration Statement relating to a March 1992 public debt offering and Forms 10-Q for the first three quarters of fiscal year 1993.

        Richard C. Perry.    Mr. Perry has served as a director of the Company and FTDI since December 1994. Mr. Perry is the President and Managing Member of Perry Capital LLC, founded in

1998, and the President of Perry Corp., both of which are private money management firms. Mr. Perry founded Perry Corp. in 1988. Mr. Perry is also a director of Endurance Specialty Insurance Ltd. and Radio & Records, Inc., and a trustee of the Allen Stevenson School, Milton Academy, the National Advisory Board of Facing History and Ourselves and the Wharton Undergraduate Executive Board. Mr. Perry received a Bachelor of Science from the Wharton School of the University of Pennsylvania in 1977 and a Masters of Business Administration from New York University's Stern School of Business in 1980. Mr. Perry has also served as an Adjunct Associate Professor at New York University's Stern School of Business.

Executive Officers

        The executive officers of the Company are selected by and serve at the discretion of the Board. The table below sets forth the name of each executive officer of the Company and the principal positions and offices each holds with the Company.

Name	Age	Executive Officers
Robert L. Norton	56	Chairman of the Board and Chief Executive Officer
Jon R. Burney	61	Vice President, General Counsel and Secretary
Ann M. Hofferberth	56	Executive Vice President of Specialty Wholesaling
Lawrence W. Johnson	36	Executive Vice President, Mercury Technology
Daniel W. Smith	35	Executive Vice President of FTD.COM
Michael J. Soenen	33	President and Chief Operating Officer
William J. Van Cleave	39	Executive Vice President of Member Services
Carrie A. Wolfe	33	Chief Financial Officer and Treasurer

        Biographical information for Robert L. Norton appears above under the caption "Board of Directors—Class III—Directors whose Terms Expire in 2005."

        Jon R. Burney.    Mr. Burney has served as Vice President, General Counsel and Secretary of FTDI and Secretary of the Company since October 2000. Since June 28, 2002, he has also served as Vice President and General Counsel of the Company. Prior to joining the Company, Mr. Burney practiced law with the firm of Burney and Herthneck in Cleveland, Ohio for 18 years and he has been a member of the Ohio State Bar since 1968. Prior to that time, he was Vice President and General Counsel for Apcoa Inc. and counsel for the Apcoa division of ITT. Mr. Burney received a Bachelor of Arts from Denison University in 1964 and a Juris Doctor from The Ohio State University College of Law in 1967.

        Ann M. Hofferberth.    Ms. Hofferberth was appointed as Executive Vice President of Specialty Wholesaling of FTDI in March 2002. From January 2001 to March 2002, Ms. Hofferberth served as Chief Merchandising Officer of FTD.COM. From July 1996 to December 2000, she was President of Hallmark's Specialty Retail Group, otherwise known as Hallmark Gold Crown stores. Ms. Hofferberth received a Bachelor of Science from the University of Connecticut in 1970.

        Lawrence W. Johnson.    Mr. Johnson was appointed as the Executive Vice President, Mercury Technology of FTDI in October 2003. From 1997 to October 2003, Mr. Johnson served as the Vice President, Human Resources, the Director of Administration and the Tax Manager of the Company. Prior to joining the Company 1997, Mr. Johnson worked as a Tax Manager for Culumber and Scanlan, Ltd., an independent public accounting firm. Mr. Johnson received a Bachelor of Science degree in Accounting from DePaul University in 1989 and is a Certified Public Accountant.

        Daniel W. Smith.    Mr. Smith was appointed the Executive Vice President of FTD.COM in October 2002. Since joining the Company in 1998, through October 2002, Mr. Smith has served as the Direct Marketing Manager, the Director of Direct Marketing and the Vice President of Marketing of FTD.COM. Prior to 1998, Mr. Smith worked at the Bradford Exchange in consumer direct and database marketing. He received a Bachelor of Science degree in Marketing at the University of Illinois in 1989.

        Biographical information for Michael J. Soenen, President and Chief Operating Officer, appears above under the caption "Board of Directors—Class I—Directors whose Terms Expire in 2003."

        William J. Van Cleave.    Mr. Van Cleave was appointed as the Executive Vice President of Member Services in March 2002. He served as Executive Vice President of Member Services and Technology from March 2002 to December 2002. From August 1999 through March 2002, Mr. Van Cleave served as Vice President-Marketing of FTD.COM. Prior to joining the Company in August 1999, he was the Marketing Director of americangreetings.com, the Internet marketing division of American Greetings Corporation, from November 1995 to July 1999. From August 1990 to October 1995, Mr. Van Cleave served in various other capacities at American Greetings Corporation. Mr. Van Cleave received a Bachelor of Science from Miami University in 1986 and a Masters of Business Administration from Case Western Reserve University in 1990.

        Carrie A. Wolfe.    Ms. Wolfe was appointed as the Chief Financial Officer and Treasurer of the Company in March 2002. From November 1999 to March 2002, Ms. Wolfe served as Chief Financial Officer, Vice President-Finance and Accounting and Controller of FTD.COM. Prior to joining the Company in November 1999, she was Director of Finance and Director of Financial Reporting, as well as serving in various other capacities, at Whitman Corporation, from October 1995 to November 1999. From June 1992 to September 1995, Ms. Wolfe worked in the auditing group at Price Waterhouse (now PricewaterhouseCoopers LLP), an independent public accounting firm. Ms. Wolfe received a Bachelor of Science in Accounting from the University of Illinois in 1992 and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors and more than ten percent stockholders of the outstanding Class A Common Stock (collectively, "Reporting Persons") to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Class A Common Stock with the SEC. These persons are required to furnish the Company with copies of all Section 16(a) reports that they file.

        To the Company's knowledge, based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended June 30, 2003 and written representations from Reporting Persons that no other reports were required, the Company believes that all Reporting Persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2003, except that Daniel W. Smith, William J. VanCleave, Ann M. Hofferberth, Christopher J.D. Ainsley, Stephen G. Kasnet, Robert L. Norton, Michael J. Soenen, President and Chief Operating Officer, M.J. Soenen, former Executive Vice President Mercury Technology and Jon Burney each filed one late report on Form 4 corresponding to transactions that occurred in fiscal year 2003 and Carrie A. Wolfe filed two late reports on Form 4 corresponding to transactions that occurred in fiscal year 2003. Daniel W. Smith and M.J. Soenen, Executive Vice President, Mercury Technology, each filed a late report on Form 3 in fiscal year 2003.

Item 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table provides information relating to compensation for the fiscal years ended June 30, 2003, 2002 and 2001 for Robert L. Norton, the Company's Chief Executive Officer, and Ann M. Hofferberth, Michael J. Soenen, President and Chief Operating Officer, William J. Van Cleave and Carrie A. Wolfe, the four other most highly compensated executive officers of the Company whose total salary and bonus, as determined pursuant to SEC rules, exceeded $100,000 (determined by reference to fiscal year 2003) (collectively, the "Named Executive Officers"). The amounts shown in the following table include compensation for services in all capacities provided to the Company.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus(1)		Restricted Stock Awards		Securities Underlying Options(#)		All Other Compensation
Robert L. Norton Chairman of the Board and Chief Executive Officer	2003 2002 2001	$598,077 546,154 436,538	$525,000 5,321,174 436,540	(3)	$	— — —	195,000 — —		$5,276 4,846 4,258	(2) (4) (5)
Ann M. Hofferberth Executive Vice President of Specialty Wholesaling	2003 2002 2001	238,615 203,846 88,462	95,000 101,920 45,000			— — —	40,000 — 32,500	(8)	4,999 4,535 372	(6) (7) (9)
Michael J. Soenen President and Chief Operating Officer	2003 2002 2001	322,115 249,039 225,000	155,000 3,424,247 218,750	(11)		— — —	91,000 — —		8,885 6,959 8,068	(10) (12) (13)
William J. Van Cleave Executive Vice President of Member Services	2003 2002 2001	219,231 199,039 174,038	80,000 99,520 83,125			— — —	39,000 — —		7,631 5,723 3,688	(14) (15) (16)
Carrie A. Wolfe Chief Financial Officer and Treasurer	2003 2002 2001	223,269 149,616 108,769	105,000 72,310 33,000			— — —	40,000 — —		9,432 4,670 3,449	(17) (18) (19)

(1)
Includes cash bonuses paid in the fiscal year following the referenced fiscal year with respect to services rendered in the referenced fiscal year. See "Other Arrangements—Management Incentive Plan."

(2)
Represents $2,507 in flexible dollars for use in connection with the Company's benefit plan and $2,769 in matching contributions to the Company's 401(k) Retirement Savings Plan (the "401(k) Plan").

(3)
Represents a one-time bonus payment pursuant to an Agreement and Plan of Merger, dated as of March 3, 2002 (the "2002 Merger Agreement"), by and among the Company, FTDI, Aroma Acquisition Corp ("Aroma Acquisition") and FTD.COM, as a result of which Aroma Acquisition, a subsidiary of FTDI, merged with and into FTD.COM (the "2002 Merger").

(4)
Represents $2,308 in flexible dollars for use in connection with the Company's benefit plans and $2,538 in matching contributions to the 401(k) Plan.

(5)
Represents $2,123 in flexible dollars for use in connection with the Company's benefit plans and $2,135 in matching contributions to the 401(k) Plan.

(6)
Represents $2,507 in flexible dollars for use in connection with the Company's benefit plan and $2,492 in matching contributions to the 401(k) Plan.

(7)
Represents $2,448 in flexible dollars for use in connection with the Company's benefit plans and $2,087 in matching contributions to the 401(k) Plan.

(8)
Pursuant to the 2002 Merger, all outstanding options to purchase FTD.COM common stock were converted into options to purchase shares of Class A Common Stock. The securities underlying options in this summary compensation table reflect the conversion of the options to purchase FTD.COM common stock into options to purchase Class A Common Stock pursuant to the 2002 Merger Agreement. Pursuant to the terms of the 2002 Merger Agreement, each stockholder of FTD.COM, other than the Company or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock for each share of FTD.COM common stock owned at the time of the 2002 Merger. Additionally, all outstanding options to purchase FTD.COM common stock were converted into options to purchase shares of Class A Common Stock, in accordance with the same exchange ratio and vesting schedule as existed prior to the 2002 Merger. Effective January 8, 2001, Ms. Hofferberth received an option to purchase 125,000 shares of Class A common stock of FTD.COM at an exercise price of $1.9375 per share, which pursuant to the 2002 Merger converted into 32,500 options to purchase Class A Common Stock at an exercise price of $7.4519 per share. These options vest (a) to the extent of one-fourth of the shares covered thereby on each of the first four anniversaries of January 8, 2001, (b) upon a change in control (as defined in the 2002 Equity Incentive Plan) or (c) upon Ms. Hofferberth's death or disability.

(9)
Represents flexible dollars for use in connection with the Company's benefit plans.

(10)
Represents $2,260 in flexible dollars for use in connection with the Company's benefit plans and $6,625 in matching contributions to the 401(k) Plan.

(11)
Represents $186,780 in fiscal year 2002 bonus and $3,237,467 in a one-time bonus payment pursuant to the 2002 Merger.

(12)
Represents $2,084 in flexible dollars for use in connection with the Company's benefit plans and $4,875 in matching contributions to the 401(k) Plan.

(13)
Represents $2,019 in flexible dollars for use in connection with the Company's benefit plans and $6,049 in matching contributions to the 401(k) Plan.

(14)
Represents $2,093 in flexible dollars for use in connection with the Company's benefit plans and $5,538 in matching contributions to the 401(k) Plan.

(15)
Represents $1,902 in flexible dollars for use in connection with the Company's benefit plans and $3,821 in matching contributions to the 401(k) Plan.

(16)
Represents $1,837 in flexible dollars for use in connection with the Company's benefit plans and $1,851 in matching contributions to the 401(k) Plan.

(17)
Represents $565 in flexible dollars for use with the Company's benefit plans and $8,867 in matching contributions to the 401(k) Plan.

(18)
Represents $860 in flexible dollars for use in connection with the Company's benefit plans and $3,810 in matching contributions to the 401(k) Plan.

(19)
Represents $1,118 in flexible dollars for use in connection with the Company's benefit plans and $2,331 in matching contributions to the 401(k) Plan.

Option/SAR Grants in Last Fiscal Year

        Pursuant to the terms and provisions of a 2002 Equity Incentive Plan and the 1994 Equity Incentive Plan, during fiscal year ended June 30, 2003, the Board authorized the grant of stock options to certain Named Executive Officers and directors. As of June 30, 2003, there were 620,200 stock options granted which are exercisable into 620,200 shares of Common Stock. Stock options granted to Named Executive Officers and directors are as reflected below. No SARs were granted by the Company during fiscal year ended 2003.

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Name	Number Of Securities Underlying Option/SARs Granted (#)	Percent of Total Options/SARs Granted To Employees In Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date	5%	10%
Robert L. Norton	195,000	31.44%	$16.2100	12/12/2012	$1,987,904	$5,037,740
Ann M. Hofferberth	40,000	6.45%	16.2100	12/12/2012	407,775	1,033,383
Michael J. Soenen	91,000	14.67%	16.2100	12/12/2012	927,689	2,350,945
William J. Van Cleave	39,000	6.29%	16.2100	12/12/2012	397,581	1,007,548
Carrie A. Wolfe	40,000	6.45%	16.2100	12/12/2012	407,775	1,033,383

Aggregated Option/SAR Exercises In Last Fiscal Year and Fiscal Year End Option/SAR Values

        The following table sets forth the number and value of exercisable and nonexercisable options and SARs held by each of the Named Executive Officers at June 30, 2003.

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-money Options/SARs at FY-End ($)(1)
	Shares Acquired on Exercise (#)	Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Norton	—	$—	240,000	200,000	$2,928,400	$818,550
Ann M. Hofferberth	16,250	179,292	—	56,250	—	364,507
Michael J. Soenen	—	—	26,000	95,000	278,660	398,090
William J. Van Cleave	—	—	—	39,000	—	154,050
Carrie A. Wolfe	—	—	—	40,000	—	158,000

(1)
Option values were calculated based on a $20.16 closing price of Class A Common Stock, as reported on the Nasdaq National Market at June 30, 2003.

        Except for Ms. Hofferberth, none of the Named Executive Officers exercised stock options during the fiscal year ended June 30, 2003. None of the Named Executive Officers held or holds SARs.

Compensation of Directors

        The Company's executive officers are not paid any additional compensation for their services as directors. Independent directors who are not employees of the Company are entitled to the following compensation:

  •
  $20,000 annual retainer fee for serving on the Board;

  •
  $1,000 fee for attendance at a Board and/or committee meeting or $1,500 fee for attendance at a committee meeting in which the director serves as chairman of the committee; and

  •
  an annual grant of shares of restricted stock in an amount equal to $10,000 (which fully vests on the one year anniversary of the date of grant).

The Company reimburses all directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

        Equity Incentive Plans.    Directors, including non-employee directors, of the Company may be awarded, depending upon whether pursuant to the 2002 Long-Term Equity Incentive Plan (the "2002 Equity Incentive Plan") or the 1994 Stock Award and Incentive Plan (the "1994 Equity Incentive Plan"), grants of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), limited SARs, restricted stock, deferred stock, performance awards, or a combination of the foregoing. As of June 27, 2002, the 2002 Equity Incentive Plan superseded the FTD.COM 1999 Equity Incentive Plan (the "1999 Equity Incentive Plan"). Below is a brief description of the 2002, 1999 and 1994 Equity Incentive Plans as they relate to director compensation.

        2002 Equity Incentive Plan.    The 2002 Equity Incentive Plan provides for the issuance of Class A Common Stock in connection with the granting of ISOs or NSOs, SARs, either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing. The 2002 Equity Incentive Plan is administered by the Compensation Committee. Under the 2002 Equity Incentive Plan, the Compensation Committee of the Board may award grants of ISOs conforming to the provisions of Section 422 of the Internal Revenue Code, as amended (the "I.R.C."), and other, NSOs, to directors, including non-employee directors, of the Company and its subsidiaries. However, only employees, including employee directors, may receive grants of ISOs. No options were granted to directors of the Company under the 2002 Equity Incentive Plan in fiscal year 2003.

        The Compensation Committee may grant SARs, alone or in tandem with stock options, subject to the terms and conditions it determines under the 2002 Equity Incentive Plan to directors of the Company. No SARs were granted to directors of the Company under the 2002 Equity Incentive Plan in fiscal year 2003.

        Under the 2002 Equity Incentive Plan, the Compensation Committee may award restricted stock to directors of the Company subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. The Company granted 664 shares of restricted stock to each of Habib Y. Gorgi, Stephen G. Kasnet and Christopher J.D. Ainsley, during the fiscal year ended June 30, 2003, which will vest on November 11, 2003.

        The Compensation Committee may grant performance awards under the 2002 Equity Incentive Plan to directors of the Company contingent upon achievement by the grantee, the Company and/or its subsidiaries or divisions of set goals and objectives regarding specified performance criteria, such a return on equity, over a specified performance cycle, as designated by the Compensation Committee. No performance awards were granted to directors of the Company under the 2002 Equity Incentive Plan in fiscal year 2003.

        1999 Equity Incentive Plan.    The 1999 Equity Incentive Plan provided for the issuance of FTD.COM Class A common stock in connection with the granting of option rights, SARs, restricted shares, deferred shares, performance awards, or any combination of the foregoing. As of June 27, 2002, the 1999 Equity Incentive Plan was superseded by the 2002 Equity Incentive Plan.

        1994 Equity Incentive Plan.    The 1994 Equity Incentive Plan provides for the issuance of Class A Common Stock in connection with the granting of ISOs or NSOs, SARs, either alone or in tandem with options, limited SARs, restricted stock, deferred stock performance awards, or a combination of the foregoing. Under the 1994 Equity Incentive Plan, the Compensation Committee of the Board may award grants of ISOs conforming to the provisions of Section 422 of the I.R.C., and other NSOs, to directors, including non-employee directors (other than members of the Compensation Committee of the Board), of the Company and its subsidiaries. No options were granted to directors of the Company under the 1994 Equity Incentive Plan in fiscal year 2003.

        The Compensation Committee may grant SARs or limited SARs either alone ("free standing") or in conjunction with all or part of any option granted under the 1994 Equity Incentive Plan ("related rights"). No SARs or limited SARs were granted to directors of the Company under the 1994 Equity Incentive Plan in fiscal year 2003.

        Under the 1994 Equity Incentive Plan, the Compensation Committee may award restricted stock to directors of the Company either alone or in addition to other awards granted under the 1994 Equity Incentive Plan, subject to restrictions on transfer and termination determined in the discretion of the Compensation Committee. No restricted stock was granted to directors of the Company under the 1994 Equity Incentive Plan in fiscal year 2003.

        The Compensation Committee may grant performance awards under the 1994 Equity Incentive Plan to directors of the Company either alone or in addition to other awards granted under the 1994 Equity Incentive Plan, subject to restrictions on transfer and termination determined in the discretion of the Compensation Committee. No performance awards were granted to directors of the Company under the 1994 Equity Incentive Plan in fiscal year 2003.

        Under the 1994 Equity Incentive Plan, the Compensation Committee may award deferred stock to directors of the Company either alone or in addition to other awards granted under the 1994 Equity Incentive Plan, subject to restrictions on transfer and termination determined in the discretion of the Compensation Committee. No deferred stock was granted to directors of the Company under the 1994 Equity Incentive Plan in fiscal year 2003.

        As of June 30, 2003, the Company has not granted any deferred stock or performance awards under the 1994 Equity Incentive Plan.

Employment Agreements

        Norton Employment Arrangement.    The Company and FTDI, have entered into a letter employment agreement, dated as of April 12, 2001, as amended by an amendment to the letter agreement, dated as of May 20, 2003 and a second amendment to the letter employment agreement, dated October 5, 2003, with Robert Norton to serve as its Chairman and Chief Executive Officer as well as Chairman and Chief Executive Officer of FTDI. The terms of Mr. Norton's employment agreement extend through September 30, 2003 and automatically renew for two year periods thereafter unless terminated as provided in the agreement for cause or without cause. Mr. Norton's base salary under the agreement is $450,000 per year, subject to merit increases in base salary as the compensation committee may determine, in its discretion, plus an annual performance bonus as set by the compensation committee based upon performance criteria set by the compensation committee. Mr. Norton's annual bonus is paid at the end of the first quarter of the following fiscal year based upon performance criteria met as of the end of the immediately preceding fiscal year. Mr. Norton's employment agreement also provides for participation by Mr. Norton in all benefit programs, including life, health and disability, available to senior executives of FTDI. In addition, Mr. Norton's employment agreement provides that if:

  •
  the Company fails to renew his employment agreement at the end of its term;

  •
  the Company terminates Mr. Norton's employment without cause (other than during a change in control period); or

  •
  Mr. Norton resigns following his assignment to a position that represents a material diminution in his operating responsibilities (other than during a change in control period);

then Mr. Norton is entitled to receive certain termination benefits, which include, among other things, the continuation of his most recent base salary for twenty four months from the effective date of any such termination, any pro rata bonus to which he may be entitled pursuant to the agreement, the accelerated vesting of his outstanding options to purchase shares of Common Stock and the right to participate in certain life, disability, group and health plans.

        In addition, the employment agreement provides that Mr. Norton is entitled to receive certain severance benefits upon a change in control if, during the two years following a change of control, his employment is terminated or not renewed for cause or as a result of death or disability or he elects to terminate his employment if:

  •
  the Company fails to elect or re-elect or otherwise to maintain Mr. Norton in the office or the position, or a substantially equivalent office or position, which he held immediately prior to the change of control;

  •
  there is (1) a material adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position that Mr. Norton held immediately prior to a change of control (except for changes resulting from the Company ceasing to be a public company or Mr. Norton no longer having the duties held by an officer of a public company); (2) a reduction in Mr. Norton's base salary or a material modification in the scope of his other right to participate in any bonus program offered to similarly-situated employees; or (3) the termination, denial or reduction in scope or value of Mr. Norton's rights to certain additional employment-related benefits;

  •
  a change in the scope of the business or other activities for which Mr. Norton is responsible, which has rendered him unable to carry out any material portion of the duties attached to his position (except for changes resulting from the Company ceasing to be a public company or Mr. Norton no longer having the duties held by an officer of a public company);

  •
  the Company's liquidation, dissolution, merger, consolidation or reorganization or transfer of all or substantially all of the Company's business and/or assets; or

  •
  Mr. Norton is required to have his principal location of work changed to any location that is more than 50 miles from his current principal location of work.

        These benefits include, among other things, a lump sum payment equal to the sum of (1) his base salary for three years, (2) three times his target performance bonus for the fiscal year in which the change of control or termination occurs and (3) any pro rata performance bonus to which he may be entitled for the fiscal year in which the change of control or termination occurs. For three years after the date of termination, Mr. Norton is also entitled to certain health benefits, life insurance and disability insurance and reasonable and customary executive outplacement services not to exceed $20,000.

        A "change in control" is defined to include:

  •
  the acquisition by any person of more than 50% of the Company's voting stock or the voting stock of FTDI;

  •
  a change in a majority of the Company's directors or the directors of FTDI;

  •
  the consummation of a reorganization, merger or consolidation or sale of all or substantially all of the Company's assets or the assets of FTDI; or

  •
  the approval by the Company's stockholders or the stockholders of FTDI of a complete liquidation or dissolution of the Company or FTDI.

        In addition, Mr. Norton has entered into a separate agreement with FTDI that provides for (1) nondisclosure of confidential information, (2) noncompetition and (3) nonsolicitation of customers, suppliers and employees. Such agreement is effective for three years after Mr. Norton's employment with the Company is terminated.

        Soenen Employment Arrangement.    Pursuant to an employment agreement between the Company and Michael J. Soenen, President and Chief Operating Officer, dated as of May 20, 2003, the Company assumed the employment agreement between FTD.COM and Mr. Soenen dated as of June 14, 2001, which replaced and superceded his prior employment agreement dated as of May 17, 2000. Pursuant to this employment agreement, Mr. Soenen has agreed to serve as an officer of the Company or in a substantially similar position with any entity that acquires the Company through May 31, 2004 at a minimum base salary of $325,000 per year or such greater amount as determined by the Board or the Compensation Committee plus a performance bonus as set by the Board or the Compensation Committee. The agreement also provides that Mr. Soenen is entitled to four weeks of paid vacation per year, reimbursement for all reasonable and necessary travel expenses and other disbursements incurred by Mr. Soenen for or on behalf of the Company and additional employment-related benefits that are made available from time to time to the Company's employees who are at comparable levels to Mr. Soenen. In addition, Mr. Soenen's employment agreement provides that if:

  •
  the Company fails to renew his employment agreement at the end of its term;

  •
  the Company terminates Mr. Soenen's employment without cause (other than during a change in control period), or

  •
  Mr. Soenen resigns following his assignment to a position that represents a material diminution in his operating responsibilities (other than during a change in control period),

then Mr. Soenen is entitled to receive certain termination benefits, which include, among other things, the continuation of his most recent base salary for one year from the effective date of any such termination and any pro rata bonus to which Mr. Soenen may be entitled pursuant to the agreement.

        In addition, Mr. Soenen's employment agreement provides that he is entitled to receive certain severance benefits upon a change in control if, during the two years following a change of control, his employment is terminated or not renewed for cause or as a result of death or disability or he elects to terminate his employment if:

  •
  the Company fails to elect or re-elect or otherwise to maintain him in the office or the position, or a substantially equivalent office or position, which he held immediately prior to the change of control;

  •
  there is (1) a material adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position that he held immediately prior to a change of control; (2) a reduction in his base salary or a material modification in the scope of his other right to participate in any bonus program offered to similarly-situated employees; or

    (3) the termination, denial or reduction in scope or value of his rights to certain additional employment-related benefits;

  •
  a change in the scope of the business or other activities for which the executive is responsible, which has rendered him unable to carry out any material portion of the duties attached to his position;

  •
  the Company's liquidation, dissolution, merger, consolidation or reorganization or transfer of all or substantially all of the Company's business and/or assets; or

  •
  he is required to have his or her principal location of work changed to any location that is more than 50 miles from his or her current principal location of work.

        These benefits include, among other things, a lump sum payment equal to the sum of (1) his base salary for three years, (2) three times his target performance bonus for the fiscal year in which the change of control or termination occurs and (3) any pro rata performance bonus to which he may be entitled for the fiscal year in which the change of control or termination occurs. For three years after the date of termination, Mr. Soenen is entitled to certain health benefits, life insurance and disability insurance and reasonable and customary executive outplacement services not to exceed $20,000.

A "change in control" is defined in Mr. Soenen's employment agreement to include:

  •
  the acquisition by any person of more than 50% of the voting stock of the Company or FTDI;

  •
  a change in a majority of the directors of the Company or FTDI;

  •
  the consummation of a reorganization, merger or consolidation or sale of all or substantially all of the assets of the Company or FTDI; or

  •
  the approval by the stockholders of the Company or FTDI of a complete liquidation or dissolution of the Company or FTDI.

        Mr. Soenen's employment agreement also provides that any of his outstanding stock options will vest in full and become immediately exercisable upon a change in control.

        Other Executive Employment Arrangements.    Pursuant to employment agreements between FTDI and each of Ann Hofferberth, William Van Cleave and Carrie Wolfe, each dated as of May 20, 2003, and amended as of October 5, 2003, each executive has agreed to serve as an officer of FTDI or in a substantially similar position with any entity that acquires FTDI through May 31, 2004, with the term of each agreement renewing automatically for one year periods thereafter unless terminated as provided in the agreement prior to the end of the term. Each executive has agreed to the following minimum base salaries or such greater amount as determined by the board of directors or the compensation committee plus a performance bonus as set by the board of directors or the compensation committee: Ann Hofferberth, $240,000; William Van Cleave, $220,000 and Carrie Wolfe, $225,000. The employment agreements also provide that each executive is entitled to four weeks of paid vacation per year, reimbursement for all reasonable and necessary travel expenses and other disbursements incurred by each executive for the or on the Company's behalf and additional employment-related benefits that are made available from time to time to the Company's employees who are at comparable levels to each executive. In addition, each executive's employment agreement provides that if:

  •
  the Company fails to renew his or her employment agreement at the end of its term;

  •
  the Company terminates the executive's employment without cause (other than during a change in control period); or

  •
  the executive resigns following his or her assignment to a position that represents a material diminution in his or her operating responsibilities (other than during a change in control period);

then the executive is entitled to receive certain termination benefits, which include, among other things, the continuation of his or her most recent base salary for one year from the effective date of any such termination and any pro rata bonus to which the executive may be entitled pursuant to the agreement.

        In addition, each employment agreement provides that the executive is entitled to receive certain severance benefits upon a change in control if, during the two years following a change of control, his or her employment is terminated or not renewed for cause or as a result of death or disability or he or she elects to terminate his or her employment if:

  •
  the Company fails to elect or re-elect or otherwise to maintain the executive in the office or the position, or a substantially equivalent office or position, which he or she held immediately prior to the change of control;

  •
  there is (1) a material adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position that the executive held immediately prior to a change of control (except for changes resulting from the Company ceasing to be a public company or the executive no longer having the duties held by an officer of a public company); (2) a reduction in the executive's base salary or a material modification in the scope of his or her right to participate in any bonus program offered to similarly-situated employees; or (3) the termination, denial or reduction in scope or value of the executive's rights to certain additional employment-related benefits;

  •
  a change in the scope of the business or other activities for which the executive is responsible, which has rendered him or her unable to carry out any material portion of the duties attached to his or her position (except for changes resulting from the Company ceasing to be a public company or the executive no longer having the duties held by an officer of a public company);

  •
  the Company's liquidation, dissolution, merger, consolidation or reorganization or transfer of all or substantially all of the Company's business and/or assets; or

  •
  the executive is required to have his or her principal location of work changed to any location that is more than 50 miles from his or her current principal location of work.

        These benefits include, among other things, a lump sum payment equal to the sum of (1) his or her base salary for two years, (2) two times his or her target performance bonus for the fiscal year in which the change of control or termination occurs and (3) any pro rata performance bonus to which he or she may be entitled for the fiscal year in which the change of control or termination occurs. For two years after the date of termination, each executive is entitled to certain health benefits, life insurance and disability insurance and reasonable and customary executive outplacement services not to exceed $20,000.

        A "change in control" is defined in each executive's employment agreement to include:

  •
  the acquisition by any person of more than 50% of the Company's voting stock or the voting stock of FTDI;

  •
  a change in a majority of the Company's directors or the directors of FTDI;

  •
  the consummation of a reorganization, merger or consolidation or sale of all or substantially all of the Company's assets or the assets of FTDI; or

  •
  the approval by the Company's stockholders or the stockholders of FTDI of a complete liquidation or dissolution of the Company or FTDI.

        Each executive's employment agreement also provides that any of the executive's outstanding stock options will vest in full and become immediately exercisable upon a change in control.

        Under the terms of a confidentiality and non-competition agreement between FTDI and each of the executives have agreed not to engage in any business activity if such activity constitutes the sale or provision of floral products or services that are similar to, or competitive with, floral products or services then being sold or provided by FTDI or any of its subsidiaries or affiliated companies, while the executive is employed by FTDI and for a period of one year thereafter. In addition, under the agreement, each executive has agreed to certain provisions regarding the non-disclosure of confidential information and non-solicitation of employees of FTDI.

Other Arrangements

        Management Incentive Plan.    Mr. Norton, Ms. Hofferberth, Mr. Soenen, Mr. Van Cleave and Ms. Wolfe, along with other executive officers of the Company, are participants in the Management Incentive Plan (the "MIP"). The MIP covers approximately 40 key employees of the Company and FTDI and provides bonuses ranging from 15% to 125% of the employees' base salary in the event that (1) the Company achieves one or more targets based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") or net income and sales and (2) the individual achieves specified goals. Mr. Norton received bonuses of $436,540 and $525,000 related to fiscal years 2001 and 2003, respectively, but did not receive a bonus related to fiscal year 2002 pursuant to the MIP. Ms. Hofferberth received bonuses of $45,000, $101,920 and $95,000 related to fiscal years 2001, 2002 and 2003, respectively, pursuant to the MIP. Mr. Soenen, the Chief Operating Officer and President of the Company, received bonuses of $218,750, $186,780 and $155,000 related to fiscal years 2001, 2002 and 2003, respectively, pursuant to the MIP. Mr. Van Cleave received bonuses of $83,125, $99,520 and $80,000 related to fiscal years 2001, 2002 and 2003, respectively, pursuant to the MIP. Ms. Wolfe received bonuses of $33,000, $72,310 and $105,000 related to fiscal years 2001, 2002 and 2003, respectively, pursuant to the MIP.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Christopher J.D. Ainsley, Habib Y. Gorgi and Stephen G. Kasnet. With the exception of Mr. Norton and Mr. Soenen, no executive officer of the Company serves, or served during the last fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or Compensation Committee. The Company is a party to various agreements with FTDI, and certain parties have rights to designate members of the Board. See "Certain Relationships and Related Transactions" for a description of these agreements.

Compensation Committee Report on Executive Compensation

        The Compensation Committee consists of Christopher J.D. Ainsley, Habib Y. Gorgi and Stephen G. Kasnet. The Company's executive compensation is intended to attract high-caliber executives to the Company and to reward, retain and motivate management based on corporate and individual annual and long-term business performance. The primary component of compensation is base salary; however, approximately 40 key employees of the Company and FTDI are covered by the MIP, which provides bonuses in the event that (1) the Company achieves one or more targets based on the Company's EBITDA and sales and (2) the individual achieves specified goals. The Company also awards stock options to its officers and other employees pursuant to the 1994 Equity Incentive Plan and the 2002 Equity Incentive Plan to its directors, officers and other employees and the directors, officers and other employees of its subsidiaries and persons who engage in services for the Company and its subsidiaries. Such awards are designed to provide incentives to participating directors, officers and key employees that are linked directly to increases in stockholder value and that will therefore add to the benefit of all stockholders of the Company. The Compensation Committee believes that the Company's executive compensation arrangements are reasonable in light of the Company's needs, competitive compensation levels, the Company's retention goals and management motivation. In determining salary and other compensation levels for executive officers, primary consideration is given to each executive officer's level of responsibility and performance.

        At the beginning of the Company's fiscal year, the Compensation Committee reviews the Company's near and long-term strategies and objectives with the Company's Chief Executive Officer. This review forms the basis for adopting or modifying the corporate annual EBITDA and sales plan goals recommended by the Company's Chief Executive Officer. Based on this review, the Compensation Committee establishes the Company's total compensation structure for the year, including the elements and level of compensation opportunities and the variable portion of "at risk" pay for performance and equity participation. The Compensation Committee considers, among other matters, marketplace pay levels and practices, as well as the Company's need to continue to attract, retain and motivate employees. The Company's Chief Executive Officer reviews this compensation structure with the Compensation Committee and asks it to ratify base salary amounts and bonuses for officer-level employees, including the Company's executive officers.

        At the end of each fiscal year, the Compensation Committee, in consultation with the Company's Chief Executive Officer, assesses results achieved and strategic progress relative to previously approved goals, taking into consideration prevailing economic and business conditions and opportunities, performance by comparable organizations and stockholder value. No particular weight is assigned by the Compensation Committee to any particular factor. Based on this assessment, the Board reviews and considers a fiscal year-end compensation structure that is proposed by the Chief Executive Officer.

        Base Salary.    Base salaries are determined in the context of an individual's responsibilities and competitive benchmarking. Base salaries are reviewed annually as of the Company's fiscal year-end date and adjusted on the basis of individual performance and competitive considerations. In making base salary adjustments, the Compensation Committee considers an individual's performance, especially the effective discharge of assigned responsibilities and the leadership and motivation provided to subordinates.

        In making salary decisions for fiscal year 2003, the Compensation Committee considered the effects of inflation and certain subjective criteria, including competitive market conditions for executive compensation and the Compensation Committee's evaluation of each executive officer's performance of his duties since the officer's last evaluation.

        Performance Bonus Compensation.    For fiscal year 2003, an aggregate of $1,155,000 in performance bonuses were paid to executive officers.

        Stock-Based Compensation.    The Compensation Committee seeks to ensure that the executive officers of the Company focus attention on long-term objectives, including maximization of value for stockholders. The Compensation Committee believes that stock options and restricted stock awards are an appropriate compensation tool to motivate and reward executive officers for long-term performance. Restricted shares are generally awarded or stock options granted to each executive officer as incentive compensation.

        Chief Executive Officer Compensation.    The Company is obligated to pay Mr. Norton, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of FTDI, a minimum base salary of $450,000 per year pursuant to his employment agreement, which is described in detail under the caption "Employment Agreements-Norton Employment Arrangement." Since the inception of Mr. Norton's employment agreement, this amount has been increased by the Compensation Committee.

        Limitations on Deductibility.    In 1993, changes were made to the federal corporate income tax law that limit the ability of public companies to deduct compensation in excess of $1 million paid annually to each of the chief executive officer and the other four most highly compensated executive officers. There are exemptions from this limit, including compensation that is based on the attainment of performance goals that are established by the Compensation Committee and approved by the Company's stockholders. It is the Compensation Committee's policy to seek to qualify executive compensation for deductibility where practicable and to the extent that such policy is consistent with the Company's overall objectives in attracting, motivating and retaining its executives. The Company believes that, based upon current compensation levels, compensation eligible for deductibility on the tax return related to the fiscal year ended June 30, 2003 should be fully deductible with the exception of $829,916 and $834,627 related to compensation in excess of $1 million for Mr. Norton and Mr. Soenen, respectively. Total compensation eligible for deductibility on the tax return related to the fiscal year ended June 30, 2003 for Mr. Norton and Mr. Soenen included $706,839 and $1,357,511 related to restricted stock vesting, respectively.

        Submitted by:

  Stephen G. Kasnet, Compensation Committee Chairman
  Christopher J.D. Ainsley, Compensation Committee Member
  Habib Y. Gorgi, Compensation Committee Member

Performance Graph

        The following graph compares the percentage change in the cumulative return on the Class A Common Stock with that of the Nasdaq Stock Market (U.S.) Index and the peer group, which consists of 1-800-FLOWERS.COM, Inc., Barnes & Noble.com and 1-800 CONTACTS, Inc. (the "Peer Group"). With regard to any company in the Peer Group that became a public company after June 30, 1998, such company's cumulative total return is factored into the following graph as of the date such company's common stock began trading in the public market. Prior to June 28, 2002, no established public trading market existed for the Class A Common Stock. The values of the Class A Common Stock prior to June 28, 2002 were based on assumed stock prices of $10.50, $10.50, $16.00 and $16.00 per share at June 30, 1998, 1999, 2000 and 2001, respectively. The foregoing prices were used by the Company for purposes of granting stock options to employees. There can be no assurance that such prices per share represent the actual fair market value of the Class A Common Stock. The graph assumes a $100.00 investment at June 30, 1998 and the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG FTD, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND A PEER GROUP

*
$100 invested on 6/30/98 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

CUMULATIVE TOTAL RETURNS
	6/30/98	6/30/99	6/30/00	6/30/01	6/28/02	6/30/02	6/30/03
FTD, INC.	100.00	100.00	152.38	152.38	122.57	122.57	192.76
NASDAQ STOCK MARKET (U.S.)	100.00	143.67	212.43	115.46	78.65	78.65	87.33
PEER GROUP	100.00	122.95	99.29	118.43	77.61	77.61	95.53

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table presents information regarding equity compensation plans of the Company as of June 30, 2003. As of June 27, 2002, the 2002 Equity Incentive Plan superseded the 1999 Equity Incentive Plan and accordingly all options outstanding under the 1999 Equity Incentive Plan are now subject to the provisions of the 2002 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	986,050	$13.79	1,916,250
Equity compensation plans not approved by security holders	—	—	—

Total	986,050	$13.79	1,916,250

(1)
Includes options granted under the 1999 Equity Incentive Plan that are now subject to the provisions of the 2002 Equity Incentive Plan and options granted under the 1994 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information with respect to the beneficial ownership of the Class A Common Stock and the Class B convertible common stock, par value $.0005 per share, (the "Class B Convertible Common Stock", and together with the Class A Common Stock, the "Common Stock") as of September 30, 2003 by:

  •
  each person who the Company knows beneficially owns more than 5% of its Common Stock;

  •
  each of the Company's directors individually;

  •
  each of the Named Executive Officers individually; and

  •
  all of the Company's executive officers and directors as a group.

        Unless otherwise indicated, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent the applicable law gives spouses shared authority. Each person listed below disclaims beneficial ownership of his, her or its shares, except to the extent of any pecuniary interests therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of September 30, 2003 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. Except as otherwise indicated, the mailing address of all persons listed in the following table is c/o FTD, Inc., 3113 Woodcreek Drive, Downers Grove, Illinois 60515.

	Class A Common Stock (Voting)		Class B Common Stock (Nonvoting)
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class	Shares Beneficially Owned	Percentage of Class
Principal Stockholders:
Perry Acquisition Partners, L.P.(1) 599 Lexington Avenue New York, NY 10022	7,457,575	49.5%	420,353	32.1%
Bain Capital Funds(2) 111 Huntington Avenue Boston, MA 02199	2,679,616	17.8	—	—
Directors and Named Executive Officers:
Robert L. Norton(3) Director, Chairman of the Board and Chief Executive Officer	474,075	3.1	—	—
Christopher J.D. Ainsley Director	664	*	—	—
Habib Y. Gorgi(4) Director	563,996	3.7	698,750	53.3
Stephen G. Kasnet Director	2,664	*	—	—
Stephen G. Pagliuca(5) Director	2,679,616	17.8	—	—
Richard C. Perry(6) Director	7,457,575	49.5	420,353	32.1
Ann M. Hofferberth Executive Vice President of Specialty Wholesaling	260	*	—	—
Michael J. Soenen(7) Director, President and Chief Operating Officer	171,365	1.1	—	—
William J. Van Cleave Executive Vice President of Member Services	22,710	*	—	—
Carrie A. Wolfe Chief Financial Officer and Treasurer	10,700	*	—	—
All directors and executive officers as a group (13 persons)(8)	11,402,147	75.6%	1,119,103	85.3%

*
Less than 1%.

(1)
Represents shares owned by Perry Acquisition Partners, L.P. ("Perry Acquisition Partners"), Perry Partners, L.P., Perry Partners International, Inc., Perry Special Situations Holdings, LLC and shares owned directly by Richard Perry.

(2)
Represents shares owned by a group of investment funds affiliated with Bain Capital (the "Bain Funds"). Includes (i) 885,226 shares held by Information Partners Capital Fund, L.P., a Delaware limited partnership whose sole general partner is Information Partners, a Delaware general partnership whose managing partner is Bain Capital Partners IV, L.P., a Delaware limited partnership ("BCP IV") whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company ("BCI"); (ii) 718,896 shares held by Bain Capital Fund IV, L.P., a Delaware limited partnership whose sole general partner is BCP IV, whose sole general partner is BCI; (iii) 822,708 shares held by Bain Capital Fund IV-B, L.P. a Delaware limited partnership whose sole general partner is BCP IV, whose sole general partner is BCI; (iv) 160,836 shares held by BCIP Associates, a Delaware general partnership whose management committee consists solely of BCI; and (v) 91,950 shares held by BCIP Trust Associates, L.P., a Delaware limited partnership whose management committee consists solely of BCI.

(3)
Includes 240,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days of September 30, 2003.

(4)
The address of Mr. Gorgi is c/o Nautic Partners, 50 Kennedy Place, 12th Floor, Providence, Rhode Island 02903. Includes shares owned by FleetBoston Financial Foundation, Fleet Equity Partners VII, L.P. ("FEP VII"), Chisholm Partners II, L.P. ("CP II") and shares owned directly by Habib Gorgi (the "Fleet Funds"). Mr. Gorgi is an attorney-in-fact for FGR III. Mr. Gorgi is also the President and Secretary of Silverado V Corp. ("SVC V"). SVC V is a general partner of FEP VII. Mr. Gorgi is President of Silverado II Corp. ("SVC II"). SVC II is the general partner of Silverado II L.P. ("SII LP"), which is the general partner of CP II. Mr. Gorgi may be deemed to share voting and dispositive power with Robert M. Van Degna, attorney-in-fact for FGR III, the Chairman and Chief Executive Officer of SVC II and the Chairman, Chief Executive Officer and Treasurer of SVC V. Mr. Gorgi disclaims beneficial ownership of all shares that are directly owned by FGR III, FEP VII and CP II, except to the extent of his pecuniary interest therein.

(5)
Mr. Pagliuca is a member of BCI and he (or entities affiliated with him) may be deemed to own all shares held by the Bain Funds. Mr. Pagliuca disclaims beneficial ownership of the securities held by each of the Bain Funds, except to the extent of his pecuniary interest therein.

(6)
The address of Mr. Perry is c/o Perry Acquisition Partners, 599 Lexington Avenue, New York, New York 10022. Includes shares owned by Perry Acquisition Partners, Perry Partners, L.P., Perry Partners International, Inc., Perry Special Situations Holdings, LLC and shares owned directly by Richard Perry. Mr. Perry is the managing member of Perry Investors, LLC ("Perry Investors"), the general partner of Perry Acquisition Partners. Accordingly, Mr. Perry may be deemed to have voting and investment power with respect to the shares held by Perry Acquisition Partners. Mr. Perry disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(7)
Includes 30,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days of September 30, 2003.

(8)
Includes 277,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days of September 30, 2003.

Changes in Control

        As previously announced in its current report on Form 8-K filed with the SEC on October 7, 2003, the Company entered into a merger agreement on October 5, 2003, pursuant to which the Company would be acquired by an affiliate of Leonard Green & Partners, L.P. (the "2003 Merger"). Under the terms of the agreement, the Company's stockholders would receive $24.85 per share in cash upon the closing of the merger. The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including stockholder approval, receipt of antitrust clearance and completion of acquisition financing. Stockholder approval will be solicited by the Company by means of a proxy statement, which will be mailed to the Company's stockholders upon the completion of the required SEC filing and review process. Subject to satisfaction or waiver of the closing conditions, the parties currently anticipate consummating the transaction in the first calendar quarter of 2004. The 2003 Merger, if consummated, will constitute a change in control of the Company.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2002 Merger

        On June 28, 2002, the Company completed the 2002 Merger. Upon consummation of the 2002 Merger, the Company changed its corporate name to "FTD, Inc." from IOS Brands Corporation. Under the terms of the 2002 Merger Agreement, each outstanding share of FTD.COM common stock was converted into the right to receive 0.26 shares of Class A Common Stock.

Agreements Related to the 2002 Merger

        The following is a summary description of material terms of certain agreements that were entered into by and among the Company and parties related to each of Perry Acquisition Partners, the Bain Funds and the Fleet Funds (the "Principal Stockholders"). Each of these agreements will terminate if the 2003 Merger is completed.

        Registration Agreement.    At the closing of the 2002 Merger, the Company, the Principal Stockholders and Randolph Street Partners entered into a new registration agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of:

  •
  a majority of the registrable securities owned by Perry Acquisition Partners or any of its permitted transferees and

  •
  a majority of the registrable securities owned by the other investors, which consist of the Bain Funds, the Fleet Funds and Randolph Street Partners, and each of their permitted transferees,

each have the right at any time on or after the first anniversary of the effective date of the 2002 Merger, subject to customary conditions, to require the Company to register any or all of their shares of Common Stock under the Securities Act of 1933, as amended, (the "Securities Act") on Form S-1, a "long-form registration," or on Form S-2 or Form S-3, a "short-form registration." Registerable securities are any shares of the Class A Common Stock or Class B Common Stock plus any Common Stock issued or issuable with respect to such shares by way of a stock split, stock dividend, recapitalization, merger, consolidation or other reorganization. The holders of registrable securities owned by Perry Acquisition Partners shall be entitled to request two long-form registrations at the Company's expense, and the holders of all other registrable securities shall be entitled to request one long-form registration at the Company's expense; provided that, in each case, the aggregate offering value of the securities requested to be registered in any long-form registration equals at least $75 million. In addition, all holders of registrable securities shall be entitled to request an unlimited number of short-form registrations in which the Company pays all expenses; provided that the aggregate offering value of the securities requested to be registered in any short-form registration equals at least $75 million. The Company is not required, however, to effect any such long-form registration or short-form registration, collectively referred to as "demand registrations," within 365 days after the effective date of (1) a prior demand registration or (2) a registration of Common Stock in which the holders of registrable securities were given the right to participate, and may postpone the filing of such registration for up to 90 days if it believes that such a registration would reasonably be expected to have an adverse effect on any proposal or plan by it or any of its subsidiaries to engage in an acquisition, a merger or a similar transaction. The Company shall not include in any demand registration any securities which are held by persons not party to the Registration Agreement without the prior written consent of the holders of at least a majority of the registrable securities requesting such registration. Furthermore, the Company shall not grant to any other persons the right to request registration of any of the Company's securities without the prior written consent of the holders of at least a majority of the registrable securities provided, that the Company may grant piggyback registration rights to other persons so long as such rights are subordinate to the piggyback registration rights of the holders of registrable securities.

        In addition, subject to certain conditions, whenever the Company proposes to register any of its securities under the Securities Act (other than pursuant to a demand registration or until the first anniversary of the effective date of the 2002 Merger), all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at the Company's expense.

        Until the second anniversary of the effective date of the 2002 Merger, each of the Perry Funds, the Bain Funds and the Fleet Funds, respectively, agrees not to sell, transfer or otherwise distribute any of their respective registrable securities to any of their respective limited partners or other equity or interest holders which are not then affiliates of one or more of the respective Funds; provided, however, that the Perry Funds, the Bain Funds or the Fleet Funds may at any time between the first and second anniversaries of the effective date of the merger, distribute to any person up to 50% of any registrable securities held by these Funds as of the first anniversary of the effective date of the 2002 Merger. Furthermore, both the holders of registrable securities and the Company agree not to effect any public sales of the Company's equity securities for a period beginning 30 days prior to the effective date of any underwritten registration statement and continuing for a period of 90 days thereafter, other than registrable securities included in such registration statement.

        In connection with all registrations pursuant to the Registration Agreement, the Company has agreed to indemnify all holders of registrable securities against liabilities caused by any untrue or alleged untrue statement of material fact set forth in the registration statement, prospectus, preliminary prospectus or any amendment thereto or any omission of material fact required to be stated therein or necessary to make statements therein not misleading.

        Governance Agreement.    At the closing of the 2002 Merger, the Company, the Principal Stockholders and Randolph Street Partners (collectively the "Investors") entered into a governance agreement (the "Governance Agreement"). Under the terms of the Governance Agreement, the Investors agree to vote their shares of Common Stock and take all actions within their control to cause the Board to be comprised of nine members. In return, the Agreement provides that so long as each of the Investors or any of their affiliates own in the aggregate at least 10% of the outstanding Common Stock, the Investors shall have the right to designate certain nominees to stand for election to the Board. The Perry Funds will have the right to designate four individuals, each of which is referred to as a "Perry Nominee," to serve as members of the Board; provided, however, if at any time the Perry Funds own less than 20% of the outstanding Common Stock, they shall be entitled to designate only two Perry Nominees and if at any time the Perry Funds hold less than 30% of the shares they owned as of the date of the Governance Agreement, they will no longer be entitled to designate any Perry Nominees. In addition, the Bain Funds will have the right to designate two individuals, each of which is referred to as a "Bain Nominee," to serve on the Board. If, however, the Bain Funds, the Fleet Funds and Randolph Street Partners own in the aggregate less than 10% of the outstanding Common Stock, the Bain Funds shall be able to designate only one Bain Nominee. If the Bain Funds, Fleet Funds and Randolph Street Partners collectively own less than 30% of the shares of the Common Stock they owned as of the date of the Governance Agreement, the right to designate a Bain Nominee shall cease and the number of Perry Nominees will increase to five if, at such time, the Perry Funds are entitled to designate at least three nominees. Moreover, if the number of shares of the Common Stock owned by Perry is less than or equal to the number of shares of the Common Stock collectively owned by the Bain Funds, the Fleet Funds and Randolph Street Partners, beginning at the next designation of a Perry Nominee, the Bain Funds will have the right to designate three Bain Nominees to serve on the Board and the Perry Funds shall be limited to three Perry Nominees. If any nominee is duly nominated by the Company but the Company's stockholders fail to elect such nominee, the Company will be required to invite that nominee to attend all meetings of the Board as a nonvoting observer. Furthermore, all committees of the Board shall include at least one Perry Nominee.

        The Company will agree to take all commercially reasonable actions and exercise its authority under applicable law to cause any slate of directors presented to the Company's stockholders for election to its Board to include the Perry and Bain Nominees. As such, the Company will include in any proxy solicitation materials such information regarding the nominees and recommendations of the Board as are appropriate. In addition, the Company will pay the reasonable out-of-pocket expenses incurred by each nominee in connection with attending meetings of the Board or its committees.

        Following the election of a nominee to the Board, such nominee may not be removed except for cause under applicable law. Upon removal for cause or the resignation, death or disability of a nominee serving as director of the Company, the Perry Funds or the Bain Funds, as the case may be, will have the right to designate a replacement, and the Company will duly nominate such replacement for election to the Board. If requested by the Perry Funds or the Bain Funds, the Company shall call and hold a special meeting of its stockholders for the purpose of voting on the replacement Perry Nominee.

        The Governance Agreement also provides that certain actions of the Board will require the affirmative vote of at least two Perry Nominees and one Bain Nominee. These actions, include, but are not limited to, amendments to the Company's restated certificate of incorporation or bylaws, any recapitalization of the Company or incurrence of long-term debt by the Company, any merger, consolidation or sale of a material amount of assets of the Company, any material acquisitions by the Company and all registrations by the Company of any equities or debt securities pursuant to the Securities Act.

        The Company will agree to not amend, and will use its best efforts to prevent an amendment to, its By-laws if the amendment could adversely affect any of the rights granted to the Perry Funds, Bain Funds, the Fleet Funds or Randolph Street Partners pursuant to the Governance Agreement, without their prior written consent.

Income Taxes

        The Company is a common parent of an affiliated group of companies within the meaning of Section 1504(a) of the I.R.C., which includes FTD.COM. The I.R.C. requires that the Company own at least an 80% voting and economic ownership interest in FTD.COM to continue to include FTD.COM in its U.S. consolidated income tax returns.

        In accordance with the terms of the amended Tax Sharing Agreement among FTDI, the Company and FTD.COM, as long as FTD.COM remains a member of the Company's affiliated group:

  •
  FTD.COM will pay its proportionate share of the Company's tax liability computed as if FTD.COM were filing a separate return, and

  •
  the Company will refund any tax loss benefit attributable to FTD.COM if FTD.COM would have realized the benefit had FTD.COM filed its own federal income tax return.

Stockholders' Agreement

        Under the stockholders' agreement among Perry Acquisition Partners, the Bain Funds, the Fleet Funds and Randolph Street Partners (the "Stockholders' Agreement"), the parties agreed to various arrangements, including the right to designate directors, the right to approve extraordinary corporate transactions, transfer restrictions, rights of first refusal and registration rights. The Stockholders' Agreement was terminated upon consummation of the 2002 Merger. The Governance Agreement and the Registration Agreement define the rights and obligations of the Principal Stockholders with respect to many of these matters following the 2002 Merger. For more information, see "Agreements Related to the 2002 Merger."

Management Consulting Services Agreement

        Parties related to the Principal Stockholders have entered into an agreement for management consulting services with the Company pursuant to which they are required to provide financial and other corporate advisory services to Company management (the "Management Consulting Services Agreement"). Subject to certain limitations contained in the Amended and Restated Credit Agreement, dated as of September 27, 2002, by and among FTDI, the Company, and each of the subsidiaries from time to time becoming a party to the agreement, the several financial institutions from time to time becoming a party to the agreement and Harris Trust and Savings Bank, for each fiscal year of FTDI, FTDI will pay dividends to the Company sufficient to allow it to pay the Principal Stockholders an annual fee of $2.0 million, plus reimbursement of reasonable out-of-pocket expenses. Subject to certain conditions, this annual fee will be shared by the Principal Stockholders thereto in proportion to their relative ownership interests in the Company. Pursuant to the Management Consulting Services Agreement, the Principal Stockholders received $2.0 million for the year ended June 30, 2003. The Management Consulting Services Agreement has a term running through July 1, 2005 and is renewable at the Company's option, upon mutual agreement of the other parties to the Management Consulting Services Agreement.

        Certain of the Company's directors will receive indirectly a portion of the annual fee as a result of their ownership interest in or other relationship with the entities providing services to FTDI. Mr. Perry, a director of the Company designated by Perry Acquisition Partners, has an interest in Perry Investors. Mr. Pagliuca, a director of the Company who is designated by the Bain Funds, is a managing director of Bain Capital Partners, LLC. Mr. Gorgi, a director of the Company who is designated by the Fleet Funds, is the president of certain entities which own shares, directly or indirectly, through general partnership interests. Assuming the relative ownership interests among the Principal Stockholders remain unchanged, parties related to each of Perry Acquisition Partners, the Bain Funds and the Fleet Funds will be entitled to 64.99%, 23.80% and 11.21%, respectively, of the fees to be paid by the Company under the Management Consulting Services Agreement. The portion of these fees each of these directors will receive, if any, is discretionary. The Management Consulting Services Agreement will terminate if the 2003 Merger is completed.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        Ernst & Young LLP ("Ernst & Young") billed the Company, or will bill the Company, $325,644 in the aggregate, for professional services rendered by them for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2003 and the reviews of the interim financial statements included in the Company's Forms 10-Q filed during such fiscal year. Ernst & Young did not provide any audit services for the Company for the fiscal year ending June 30, 2002. KPMG LLP ("KPMG") billed the Company, or will bill the Company, $74,644 in the aggregate for professional services rendered by them primarily related to the review of the Company's interim financial statements included in the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, and the issuance of consents related to their report dated July 29, 2002. KPMG also billed the Company $937,328 primarily related to the audit of the Company's annual financial statements for the fiscal year ended June 30, 2002, including the review of the interim financial statements included in the Company's Form 10-Q filings during that fiscal year, and for other services related to the fiscal year ended June 30, 2002 including services provided in connection with the Form S-4 filed with the Securities and Exchange Commission on March 22, 2002, as subsequently supplemented and amended from time to time, in connection with the 2002 Merger.

Audit-Related Fees

        Ernst & Young and KPMG have not billed the Company for any audit-related services rendered during the fiscal years ended June 30, 2003 and 2002.

Tax Fees

        Aggregated fees charged by Ernst & Young for tax-related services related to the Company for the fiscal year ended June 30, 2003 were $36,848. Ernst & Young did not provide any tax-related services to the Company for the fiscal year ended June 30, 2002. KPMG did not provide any tax-related services related to the fiscal year ended June 30, 2003. Aggregated fees charged by KPMG for tax-related services related to the Company for the fiscal year ended June 30, 2002 were $345,200.

All Other Fees

        Ernst & Young and KPMG did not bill the Company for services rendered by them other than those covered above under the captions "Audit Fees", "Audit-Related Fees" and "Tax Fees" during fiscal years ended June 30, 2003 and 2002.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Schedules and Exhibits.

(1)
See accompanying Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTD, Inc.
/s/ CARRIE A. WOLFE
Name:	Carrie A. Wolfe
Title:	Chief Financial Officer
Date:	October 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. NORTON Robert L. Norton	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 28, 2003
/s/ CARRIE A. WOLFE Carrie A. Wolfe	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	October 28, 2003
* Christopher J.D. Ainsley	Director	October 28, 2003
* Habib Y. Gorgi	Director	October 28, 2003
* Stephen G. Kasnet	Director	October 28, 2003
* Stephen G. Pagliuca	Director	October 28, 2003
* Richard C. Perry	Director	October 28, 2003
* Michael J. Soenen	Director, President and Chief Operating Officer	October 28, 2003
*
Carrie A. Wolfe, by signing her name hereto, does hereby sign this Form 10-K/A on behalf of each of the above-named officers and directors of FTD, Inc., pursuant to powers of attorney executed on behalf of each such officer and director.

By:	/s/ CARRIE A. WOLFE Carrie A. Wolfe October 28, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 3, 2002, among IOS Brands Corporation ("IOS"), Florists' Transworld Delivery, Inc. ("FTDI"), Aroma Acquisition Corp. and FTD.COM INC. ("FTD.COM") (incorporated by reference to Exhibit 2.1 to IOS' Current Report on Form 8-K filed on March 5, 2002).
3.1	Restated Certificate of Incorporation of FTD, Inc. (incorporated by reference to Annex D to IOS' Registration Statement on Form S-4, as amended (File No. 333-84734) (the "2002 FTD S-4")).
3.2	Amended and Restated By-laws of FTD, Inc. (incorporated by reference to Annex E to the 2002 FTD S-4).
4.1
Form of Subscription Agreement among FTD Corporation and Participating Members (incorporated by reference to Exhibit 4.4 to FTD Corporation's Registration Statement on Form S-1, as amended (File No. 333-37303) (the "1997 FTD S-1")).
4.2
Stockholders Support Agreement, dated as of March 3, 2002, by and among FTD.COM, Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.1 of IOS' Current Report on Form 8-K filed on March 5, 2002).
4.3
Form of Registration Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.2 of IOS' Current Report on Form 8-K filed on March 5, 2002).
4.4
Form of Governance Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principals Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates and BCIP Trust Associates, L.P., Randolph Street Partners, Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., and Fleet Growth Resources III, Inc. (incorporated by reference to Exhibit 10.3 to IOS' Current Report on Form 8-K filed on March 5, 2002).
10.1
Credit Agreement, dated as of November 20, 1997 (the "1997 Credit Agreement") among FTD Corporation, FTDI, the various lending institutions party thereto (the "Lenders") and The First National Bank of Chicago, as Agent (the "Agent") (incorporated by reference to Exhibit 10.1 to the 1997 FTD S-1).
10.2
Amendment No. 1 to 1997 Credit Agreement, dated as of December 19, 1997, among FTD Corporation, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.2 to FTD Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K")).

10.3		Amendment No. 2 to 1997 Credit Agreement, dated as of May 24, 1999, among FTD Corporation, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.3 to the 1999 Form 10-K).
10.4
Amendment No. 3 to 1997 Credit Agreement, dated as of July 7, 2000, among FTD Corporation, FTDI, the Lenders and Bank One, N.A. (as successor to the First National Bank of Chicago), as Agent (incorporated by reference to Exhibit 10.20 to FTD Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (the "December 31, 2000 10-Q").
10.5
Amendment No. 4, Waiver, Consent and Release to 1997 Credit Agreement, dated as of December 21, 2000, among FTD Corporation, FTDI, the Lenders and the Agent (incorporated by reference to Exhibit 10.21 to the December 31, 2000 10-Q).
10.6
Credit Agreement, dated as of September 27, 2001 (the "2001 Credit Agreement"), by and among FTDI, IOS and each of the Subsidiaries from time to time becoming a party to the Agreement, as Guarantors, the several financial institutions from time to time party to the Agreement, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.34 to IOS' Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "September 30, 2001 10-Q")).
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
10.8
Waiver to the 2001 Credit Agreement, dated as of August 15, 2002, by and among FTD, Inc., FTDI, the subsidiaries listed on the signature pages thereof, as Guarantors, the several financial institutions listed on the signature pages thereof, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.9
Amended and Restated Credit Agreement dated as of September 27, 2002, among Florists' Transworld Delivery, Inc., FTD, Inc., and each of the Subsidiaries from time to time becoming a party to the Agreement, as Guarantors, the several financial institutions from time to time party to the Agreement, as Lenders, and from time to time parties thereto, Harris Trust and Savings Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.10	+
First amendment and waiver to the 2002 Credit Agreement, dated as of July 31, 2003, by and among FTD, Inc., FTDI, the subsidiaries listed on the signature pages thereof, as Guarantors, the several financial institutions listed on the signature pages thereof, as Lenders, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.
10.11	+
First Amendment to Amended and Restated Pledge Agreement and to Amended and Restated Security Agreement, dated as of July 31, 2003, by and among FTD, Inc., FTDI and other parties executing this Amendment under the heading "Debtors" and Harris Trust and Savings Bank, acting as administrative agent.

10.12	+	Second Supplement to Mortgage and Security Agreement with Assignment of Rents, dated as of July 31, 2003, from FTDI to Harris Trust and Savings Bank, acting as administrative agent.
10.13		Amended and Restated Pledge Agreement, dated May 10, 1999, by and among FTD Corporation, FTDI and the Agent (incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K).
10.14		Security Agreement, dated November 20, 1997, by and among FTD Corporation, FTDI and the Agent (incorporated by reference to Exhibit 10.3 of the 1997 FTD S-1).
10.15
Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2001 from FTDI to Harris Trust and Savings Bank, as administrative agent (incorporated by reference to Exhibit 10.35 to the September 30, 2001 10-Q).
10.16
Pledge Agreement dated as of September 27, 2001, by and among IOS, FTDI, and the other parties executing the Agreement under the heading "Pledgors" and Harris Trust and Savings Bank, acting as administrative agent (incorporated by reference to Exhibit 10.36 to the September 30, 2001 10-Q).
10.17
Security Agreement dated as of September 27, 2001, by and among IOS, FTDI, and the other parties executing this Agreement under the heading "Debtors" and Harris Trust and Savings Bank, acting as administrative agent (incorporated by reference to Exhibit 10.37 to the September 30, 2001 10-Q).
10.18	+	First Supplement to Mortgage and Security Agreement with Assignment of Rents dated as of September 27, 2002 from FTDI to Harris Trust and Savings Bank, as administrative agent.
10.19	+
Amended and Restated Pledge Agreement dated as of September 27, 2002, by and among FTD, Inc., FTDI, and the other parties executing the Agreement under the heading "Pledgors" and Harris Trust and Savings Bank, acting as administrative agent.
10.20	+
Amended and Restated Security Agreement dated as of September 27, 2002, by and among FTD, Inc., FTDI, and the other parties executing this Agreement under the heading "Debtors" and Harris Trust and Savings Bank, acting as administrative agent.
10.21
Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among FTD Corporation, FTDI, BT Securities Corporation and Montgomery Securities (incorporated by reference to Exhibit 10.11 of FTD Corporation's Registration Statement on Form S-1, as amended (File No. 033-91582) (the "1995 FTD S-1")).
10.22		Tax Sharing Agreement, dated as of December 19, 1994, between FTD Corporation and FTDI (incorporated by reference to Exhibit 10.12 of the 1995 FTD S-1).
10.23
First Amendment to Tax Sharing Agreement, dated as of May 19, 1999 among FTD Corporation, FTDI and FTD.COM (incorporated by reference to Exhibit 10.6 to FTD.COM's Registration Statement on Form S-1, as amended (the "FTD.COM S-1")).
10.24		Stockholders' Agreement, dated as of December 19, 1994, among FTD Corporation and certain stockholders of FTD Corporation (incorporated by reference to Exhibit 10.13 to the 1995 FTD S-1).
10.25	*	FTD Corporation Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.14 to the 1995 FTD S-1).

10.26	*	FTD, Inc. 2002 Long-Term Equity Incentive Plan (incorporated by reference to Annex F to the 2002 FTD S-4).
10.27	*
Letter dated April 12, 2001 regarding Robert L. Norton employment arrangements (incorporated by reference to Exhibit 10.27 to the IOS Form 10-K for the fiscal year ended June 30, 2001 (the "IOS 2001 10-K").
10.28	*+	Amendment to letter agreement dated May 20, 2003 regarding Robert L. Norton employment arrangements.
10.29	*+	Employment agreement dated May 20, 2003 regarding Michael J. Soenen, President and Chief Operating Officer, employment arrangements.
10.30	*+	Employment agreement dated May 20, 2003 regarding Carrie A. Wolfe employment arrangements.
10.31	*+	Employment agreement dated May 20, 2003 regarding William J. Van Cleave employment arrangements.
10.32	*+	Employment agreement dated May 20, 2003 regarding Ann M. Hofferberth employment arrangements.
10.33	*+	Employment agreement dated May 20, 2003 regarding Jon Burney employment arrangements.
10.34	*+	Employment agreement dated May 20, 2003 regarding Daniel Smith employment arrangements.
10.35	*
Restricted Shares Agreement, dated as of June 12, 2000, between FTDI and Robert L. Norton (incorporated by reference to Exhibit 10.17 to IOS' Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the "2000 Form 10-K")).
10.36
Termination Agreement, dated as of April 30, 2001, among FTDI and FTD Association (incorporated by reference to Exhibit 10.25 to IOS' Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 10-Q")).
10.37	*
Restricted Shares Agreement, dated as of May 17, 2000, between FTD.COM and Michael J. Soenen, President and Chief Operating Officer (incorporated by reference to Exhibit 10.20 to the FTD.COM Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-26779) (the "FTD.COM 2000 10-K")).
10.38	*
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
10.39	*
Form of Restricted Shares Agreement, dated as of June 9, 2000, between FTD.COM and Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of June 9, 2000 (incorporated by reference to Exhibit 4.7 to the FTD.COM S-8).

10.40	*	Form of Confidentiality and Non-Competition Agreement between FTD.COM and William J. Van Cleave (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K.)
10.41	*	Form of Confidentiality and Non-Competition Agreement, dated as of January 8, 2001, between FTD.COM and Ann Hofferberth (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K).
10.42	*
Form of Confidentiality and Non-Competition Agreement, dated as of June 14, 2001, between FTD.COM and each of Michael J. Soenen, President and Chief Operating Officer, and Carrie A. Wolfe (incorporated by reference to Exhibit 10.15 to the FTD.COM 2000 10-K).
10.43	*
Form of Confidentiality and Non-Competition Agreement between Florists' Transworld Delivery, Inc. and each of the following executive officers: Daniel Smith, Executive Vice President of FTD.COM, dated as of November 12, 2002; Jon Burney, Vice President and General Counsel of FTD, Inc., dated as of November 12, 2002; and Lawrence W. Johnson, Executive Vice President, Mercury Technology, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the "December 31, 2002 10-Q")).
10.44	*
Form of Non-Qualified Stock Option Agreement, dated as of January 8, 2001, between FTD.COM and Ann Hofferberth for 125,000 shares at a price of $1.94 per share (incorporated by reference to Exhibit 4.5 to the FTD.COM S-8).
10.45	*
Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Company's 2002 Long-Term Equity Incentive Plan; Robert Norton, Michael J. Soenen, President and Chief Operating Officer, Jon Burney, Ann Hofferberth, Lawrence W. Johnson, Daniel Smith, William Van Cleave and Carrie Wolfe each entered into agreements dated as of December 12, 2002 that evidenced options to purchase 195,000, 91,000, 18,000, 8,000, 16,000, 39,000 and 40,000 shares of the Company's Class A common stock, respectively, at an exercise price of $16.21 per share and that vest to the extent of one-third of the shares covered thereby on each of the first three anniversaries of December 12, 2002 (incorporated by reference to Exhibit 10.5 to the December 31, 2002 10-Q).
10.46	*
Form of Restricted Stock Award Agreement for use in connection with restricted stock grants under the Company's 2002 Long-Term Equity Incentive Plan; Stephen Kasnet, Christopher J.D. Ainsley each entered into agreements dated as of November 12, 2002 covering 664 shares of the Company's Class A common stock, all of which become non-forfeitable on November 11, 2003; Habib Gorgi entered into an agreement dated as of December 19, 2002 covering 664 shares of the Company's Class A common stock, all of which become non-forfeitable on November 11, 2003 (incorporated by reference to Exhibit 10.6 to the December 31, 2002 10-Q).
10.47		Form of Trademark License Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.3 to the FTD.COM S-1).
10.48		Form of Florists' Online Hosting Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.7 to the FTD.COM S-1).

10.49		Form of Commission Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.8 to the FTD.COM S-1).
10.50	+
Management Consulting Services Agreement, dated as of December 18, 1994, by and among Perry Capital Corp. (now known as FTD, Inc.), Perry Principals, L.L.C., Bain Capital, Inc., and Fleet Growth Resources, Inc.
14	+	Code of Business Conduct and Ethics.
16.1
Letter dated November 21, 2002 from KPMG LLP to the Commission regarding the Registrant's change in independent public accountants (incorporated by reference to Exhibit 16.1 to the November 15, 2002 8-K).
21.1	+	Subsidiaries of FTD, Inc.
23.1	**	Consent of KPMG LLP.
23.2	**	Consent of Ernst & Young LLP.
24.1	+	Powers of Attorney.
31.1	**	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Executive Officer)
31.2	**	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Financial Officer)
32	**	Section 13.50 Certifications

*
Management contract or compensatory arrangement.

**
Filed as an exhibit to this Amendment.

+
Previously filed as an exhibit to the Original 10-K.

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS