Form 10-Q
period 2003-09-30
FTD INC
filed 2003-11-13
CIK 944537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 11, 2003, there were 15,106,859 outstanding shares of the Registrant’s Class A common stock, par value $.01 per share (the “Class A Common Stock”), and 1,275,357 outstanding shares of the Registrant’s Class B convertible common stock, par value $.0005 per share (the “Class B Convertible Common Stock” and, together with the Class A Common Stock, the “Common Stock”).

FTD, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,644	$1,921
Accounts receivable, less allowance for doubtful accounts of $5,322 at September 30, 2003 and $5,284 at June 30, 2003	29,860	23,398
Inventories, net	8,904	8,668
Deferred income taxes	4,740	4,740
Prepaid expenses and other	4,837	4,224
Total current assets	50,985	42,951

Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,881	8,858
Mercury consoles	4,230	4,233
Furniture and equipment	19,142	19,131
Total	33,853	33,822
Less accumulated depreciation	21,422	20,648
Property and equipment, net	12,431	13,174

Other assets:
Other noncurrent assets, net	12,396	11,986
Customer lists, less accumulated amortization of $1,257 at September 30, 2003 and $1,023 at June 30, 2003	3,419	3,653
Trademark, less accumulated amortization of $2,719	12,281	12,281
Goodwill, less accumulated amortization of $17,286	120,326	120,326
Total other assets	148,422	148,246
Total assets	$211,838	$204,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,042	$37,729
Customer deposits	5,907	6,095
Unearned income	1,788	1,664
Other accrued liabilities	20,259	19,655
Total current liabilities	58,996	65,143

Long-term debt	15,500	6,500
Post-retirement benefits and accrued pension obligations, less current portion	4,589	4,858
Deferred income taxes	5,566	5,547

Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 300,000,000 shares authorized; 15,516,800 shares issued at September 30, 2003 and June 30, 2003	155	155
Class B convertible, $0.0005 par value, 20,000,000 shares authorized; 2,112,502 shares issued at September 30, 2003 and June 30, 2003	1	1
Paid-in capital	148,825	148,840
Accumulated deficit	(2,278)	(7,086)
Accumulated other comprehensive loss	(639)	(621)
Unamortized restricted stock	(193)	(250)
Treasury stock, at cost, 435,996 shares and 438,196 shares of Class A and 801,250 shares, respectively, of Class B convertible as of September 30, 2003 and June 30, 2003	(18,684)	(18,716)
Total stockholders’ equity	127,187	122,323
Total liabilities and stockholders’ equity	$211,838	$204,371

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2003	2002

Revenues:
Products	$46,410	$46,642
Services	27,166	26,944
Total revenues	73,576	73,586

Costs of goods sold and services provided:
Products	34,827	33,498
Services	4,374	4,622
Total costs of goods sold and services provided	39,201	38,120

Gross profit:
Products	11,583	13,144
Services	22,792	22,322
Total gross profit	34,375	35,466

Operating expenses:
Advertising and selling	14,307	13,398
General and administrative	11,737	11,702
Total operating expenses	26,044	25,100

Income from operations	8,331	10,366

Other income and expenses:
Interest income	(6)	(109)
Interest expense	241	600
Other (income) expense, net	65	(56)
Total other expenses, net	300	435

Income before income tax	8,031	9,931

Income tax expense	3,223	4,121

Net income	$4,808	$5,810

Other comprehensive loss:
Foreign currency translation adjustments	18	50

Comprehensive income	$4,790	$5,760

Net income per common share - basic	$0.29	$0.35
Net income per common share - diluted	$0.29	$0.35

Weighted average shares of common stock outstanding - basic	16,359	16,403
Weighted average shares of common stock outstanding - diluted	16,638	16,629

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,808	$5,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,008	1,829
Deferred compensation expense	57	420
Amortization and write off of deferred financing costs and original issue discount	60	82
Provision for doubtful accounts	787	807
Deferred income taxes	19	4,121
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	—	1,400
Accounts receivable	(7,503)	(14,662)
Inventories	(236)	(202)
Prepaid expenses and other	(613)	(2,633)
Other noncurrent assets	(72)	(1,099)
Accounts payable	(6,687)	(4,944)
Other accrued liabilities, unearned income, and customer deposits	275	(2,319)
Net cash used in operating activities	(7,097)	(11,390)

Cash flows from investing activities:
Acquisitions	—	(4,703)
Expenditures related to the 2002 Merger	—	(87)
Capital expenditures	(1,179)	(53)
Decrease in officer notes receivable	—	48
Net cash used in investing activities	(1,179)	(4,795)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	9,000	(7,650)
Deferred financing costs	—	(188)
Proceeds from exercise of stock options	17	75
Repurchase of treasury stock	—	(2,633)
Net cash provided by (used in) financing activities	9,017	(10,396)

Effect of foreign exchange rate changes on cash	(18)	(50)

Net increase (decrease) in cash and cash equivalents	723	(26,631)

Cash and cash equivalents at beginning of period	1,921	36,410

Cash and cash equivalents at end of period	$2,644	$9,779

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$162	$554
Income taxes	$971	$650

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD, Inc. (the “Registrant” or the “Company”) is a Delaware corporation that commenced operations in 1994.  As used in the Notes to the Consolidated Financial Statements, the terms the “Registrant” or the “Company” refer to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and Florists’ Transworld Delivery Association of Canada, Ltd., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003.  The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2003.  In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Certain amounts in the consolidated statement of cash flows for the three-month period ended September 30, 2002 have been reclassified to conform to the current period presentation.

Note 3.  Acquisitions

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

On October 2, 2002, FTD.COM completed the acquisition of the outstanding stock of A.F.E. Inc. (doing business as Flowers USA) (“Flowers USA”), now known as Flowers USA, Inc., pursuant to an agreement and plan of merger by and among FTD.COM, A.F.E. Acquisition Corp., A.F.E. Inc. and David M. Adams, as sole shareholder of A.F.E. Inc. (the “Flowers USA Agreement”).  Flowers USA was a direct marketer of flowers and specialty gifts.

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

The results of operations of Flowers Direct and Flowers USA since the respective transaction closing dates are included in the Company’s consolidated financial statements.  The Company accounted for these acquisitions using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.

In accordance with the provisions of SFAS No. 142, the $4.7 million and $7.7 million in goodwill acquired in the Flowers Direct and Flowers USA acquisitions, respectively, will not be amortized but will be tested for impairment at least annually.  Additionally, the customer lists will be amortized over five years.  For tax purposes, the goodwill related to the Flowers Direct asset acquisition is expected to be deductible.  The pro forma impact of these acquisitions is not material to the Company’s consolidated financial statements included in this report.

Note 4.  Revenues from Sale of Floral Selections Guide

As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership.  The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide.  Historically, the Company has provided de minimis refunds in isolated cases and has recorded revenue at the time of shipment resulting in revenue related to the Floral Selections Guide during the three-month period ended September 30, 2002 of $4.9 million.

Beginning in fiscal year 2004, new members are charged a monthly fee and beginning with the distribution of the next biannual Floral Selections Guide in fiscal year 2005, all members will be charged a monthly fee for the use of the Floral Selections Guide while they are an active member.  As such, revenues are recorded on a monthly basis consistent with the monthly fee charged.  During the three-month period ended September 30, 2003, there was $20,000 of revenue related to the Floral Selections Guide.

Note 5.  Earnings Per Share

The computations of basic and diluted earnings per share for the three-month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per share data)

Net income	$4,808	$5,810

Weighted average basic shares of Common Stock outstanding	16,359	16,403
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	32	154
Options to purchase shares of Class A Common Stock	247	72
Weighted average diluted shares of Common Stock outstanding	16,638	16,629

Basic net income per share of Common Stock	$0.29	$0.35
Diluted net income per share of Common Stock	$0.29	$0.35

Shares associated with options to purchase shares of Class A Common Stock that were not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive consisted of 17,200 shares and 82,400 shares for the three-month periods ended September 30, 2003 and 2002, respectively.

Note 6.  Financing Arrangements

On September 27, 2002, the Company and FTD entered into an Amended and Restated Credit Agreement with Harris Trust and Savings Bank, as Administrative Agent, which amended and restated the credit agreement dated as of September 27, 2001 by and among the Company, FTD and Harris Trust and Savings Bank, as Administrative Agent (the “2001 Credit Agreement”) and was amended as of July 31, 2003 (the “2002 Amended Credit Agreement”).  The 2002 Amended Credit Agreement includes a revolving credit commitment of $75.0 million.  Under the terms of the 2002 Amended Credit Agreement, borrowings are subject to a variable interest rate based on the prime commercial rate or the London Interbank Offered Rate (“LIBOR”).

The 2002 Amended Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0 if total funded debt is equal to or greater than $25.0 million and 1.75 to 1.0 if total funded debt is less than $25.0 million.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from the Company’s and any of its subsidiaries’ issuances of equity securities.  The Company was in compliance with all debt covenants as of September 30, 2003.

The 2002 Amended Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s and its subsidiaries’ ability to incur additional debt, make certain payments or investments, consummate asset sales, incur liens, merge, consolidate or dispose of substantial assets, among other restrictions.  The 2002 Amended Credit Agreement also includes restrictions that limit the ability of the Company’s subsidiaries to pay dividends.  In addition, substantially all of the assets of the Company are pledged as security under the 2002 Amended Credit Agreement.

The outstanding debt balance of $15.5 million at September 30, 2003 was classified as long-term debt.  As of September 30, 2003, no repayments of the debt outstanding under the 2002 Amended Credit Agreement are required prior to December 31, 2005, at which time the outstanding balance is due in full.

As a result of entering into the 2002 Amended Credit Agreement and the 2001 Credit Agreement, the Company recorded $1.1 million of deferred financing costs, which are being amortized straight-line over the underlying term of the 2002 Amended Credit Agreement.

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

The Company entered into interest rate cap agreements on December 5, 2001 to reduce the impact of potential increases on floating rate debt.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million as of September 30, 2003, and are effective through December 31, 2003.  Due to decreases in market value, the carrying value at September 30, 2003 was zero, which approximates fair value.

Note 7.  Related Party Transactions

The Company incurred expenses of $0.5 million for the three-month periods ended September 30, 2003 and 2002, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At September 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.  At September 30, 2003, there were no loans outstanding from current or former officers of the Company.

Note 8.  Stock Awards and Incentive Plans

The Company’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) provides for the issuance of up to 1,250,000 shares of Class A Common Stock in connection with the granting of incentive or non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing.

To date, the Company has not granted any SARs, limited stock appreciation rights, deferred shares, or performance awards under the 2002 Equity Incentive Plan.

Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to five years after the date of grant.  All currently outstanding options were granted with an exercise price equal to either the fair market value on the date of grant or the optionee’s first date of employment with the Company.

The Company would have recognized additional compensation expense, net of taxes, of $189,000 and $11,000 related to the Company’s options in the three-month periods ended September 30, 2003 and 2002, respectively, if the estimated costs of the outstanding granted stock options of the Company and FTD.COM had been recorded in the Company’s consolidated financial statements.  As such, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income and earnings per share):

	Three Months Ended September 30,
	2003	2002

Net income, as reported	$4,808	$5,810
Add: stock-based employee compensation expense included in net income, as reported, net of related tax effects	9	9
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(198)	(20)

Pro forma net income	$4,619	$5,799

Net income per common share, as reported:
Basic	$0.29	$0.35
Diluted	$0.29	$0.35

Pro forma net income per common share:
Basic	$0.28	$0.35
Diluted	$0.28	$0.35

The Company’s options granted in fiscal year 2003 vest equally each year over a four-year period from the date of grant.  As a result, the estimated cost indicated above reflects only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

The Company did not grant any restricted stock or stock options in the first quarter of fiscal year 2003 or 2002.  The Company recognized compensation expense related to restricted stock and stock options in general and administrative expenses of $57,000 and $420,000 for the three-month periods ended September 30, 2003 and 2002, respectively.

No FTD, Inc. restricted shares were canceled during the first quarter of fiscal year 2004 or 2003.

Note 9.  Capital Transactions

During the three-month period ended September 30, 2003, the Company did not repurchase any shares of Class A Common Stock into treasury.  The Company repurchased into treasury 54,000 shares of Class A Common Stock at an approximate cost of $0.7 million during the three-month period ended September 30, 2002.  In addition, during the three-month period ended September 30, 2002, the Company paid $2.0 million related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.

Note 10.  Commitment and Contingencies

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

The terms of the Stipulation and Settlement Agreement include no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.  The Stipulation and Settlement Agreement was approved by the Court on November 13, 2003.  The Company and the other defendants have denied, and continue to deny, that they have committed any violation of federal securities or other laws.

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of FTD, Inc. Class A Common Stock valued at $10.7 million to the members of the class.  In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement and related administrative costs.  As of September 30, 2003, the distribution of the settlement and related administrative costs has not been approved by the Court of Chancery for New Castle County in Wilmington, Delaware, and the consolidated balance sheet reflects $11.0 million of other accrued liabilities related to the fourth quarter of fiscal year 2003 charge.

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

Note 11.  Segment Information

Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments.  As such, interest income, interest expense and tax expense are recorded on a consolidated corporate basis.

The florist business segment includes all products and services sold to FTD member florists and other retail locations offering  floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesaling product sales.  The consumer business segment encompasses floral and specialty gift items sold to consumers through FTD.COM’s Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company’s assets totaling $211.8 million at September 30, 2003, the assets of the Company’s consumer business totaled approximately $80.0 million, of which $53.7 million related primarily to goodwill from the 2002 Merger.  The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of approximately $131.8 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The following tables detail the Company’s operating results by reportable business segment for the three-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003			2002
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)

Revenues:
Florist business	$41,617	$75	$41,692	$45,964	$(20)	$45,944
Consumer business	34,806	(2,922)	31,884	30,407	(2,765)	27,642
Total	76,423	(2,847)	73,576	76,371	(2,785)	73,586

Costs of Goods Sold and Services Provided:
Florist business	15,129	(608)	14,521	16,531	(456)	16,075
Consumer business	24,325	(275)	24,050	21,819	(344)	21,475
Corporate	630	—	630	570	—	570
Total	40,084	(883)	39,201	38,920	(800)	38,120

Gross Profit:
Florist business	26,488	683	27,171	29,433	436	29,869
Consumer business	10,481	(2,647)	7,834	8,588	(2,421)	6,167
Corporate	(630)	—	(630)	(570)	—	(570)
Total	36,339	(1,964)	34,375	37,451	(1,985)	35,466

Advertising and Selling:
Florist business	13,736	(1,955)	11,781	13,438	(1,960)	11,478
Consumer business	2,526	—	2,526	1,920	—	1,920
Total	16,262	(1,955)	14,307	15,358	(1,960)	13,398

General and Administrative:
Florist business	2,717	—	2,717	2,532	—	2,532
Consumer business	3,331	(336)	2,995	2,846	(308)	2,538
Corporate	5,698	327	6,025	6,349	283	6,632
Total	11,746	(9)	11,737	11,727	(25)	11,702

Operating Income (Loss) before Corporate Allocations:
Florist business	10,035	2,638	12,673	13,463	2,396	15,859
Consumer business	4,624	(2,311)	2,313	3,822	(2,113)	1,709
Corporate	(6,328)	(327)	(6,655)	(6,919)	(283)	(7,202)
Total	8,331	—	8,331	10,366	—	10,366

Corporate Allocations:
Florist business	3,097	—	3,097	2,879	—	2,879
Consumer business	739	—	739	756	—	756
Corporate	(3,836)	—	(3,836)	(3,635)	—	(3,635)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	6,938	2,638	9,576	10,584	2,396	12,980
Consumer business	3,885	(2,311)	1,574	3,066	(2,113)	953
Corporate	(2,492)	(327)	(2,819)	(3,284)	(283)	(3,567)
Total	$8,331	$—	$8,331	$10,366	$—	$10,366

Depreciation and
Amortization:
Florist business	$629	$—	$629	$653	$—	$653
Consumer business	333	—	333	79	—	79
Corporate	1,046	—	1,046	1,097	—	1,097
Total	$2,008	$—	$2,008	$1,829	$—	$1,829

Note 12.  Subsequent Event

 On October 5, 2003, the Company entered into a merger agreement pursuant to which the Company would be acquired by an affiliate of Leonard Green & Partners, L.P.  Under the terms of the agreement, each of the Company’s stockholders would receive $24.85 per share in cash upon the closing of the merger.  The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including stockholder approval, receipt of antitrust clearance and completion of the acquisition financing.  Stockholder approval will be solicited by FTD by means of a proxy statement, which will be mailed to FTD stockholders upon the completion of the required Securities and Exchange Commission filing and review process.  Subject to satisfaction or waiver of the closing conditions, the parties currently anticipate consummating the transaction in the first calendar quarter of 2004.

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

Florist business.  The florist business segment includes revenue associated with the services and products provided to FTD member florists, primarily comprised of the services and products as described below.  Membership as of September 30, 2003 and 2002 was approximately 19,400 and 20,400 members, respectively.  Average membership for the three-month periods ended September 30, 2003 and 2002 was 19,200 and 20,400 members, respectively.  Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 54% and 49% of the florist business revenue for the three-month periods ended September 30, 2003 and 2002, respectively.  Mercury network services and Mercury computer equipment products and services revenue comprised 15% and 17% of the florist business revenue for the three-month periods ended September 30, 2003 and 2002, respectively. Specialty wholesaling products revenue comprised 31% and 34% of the florist business revenue for the three-month periods ended September 30, 2003 and 2002, respectively.

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

Publications and other member services products and services.  Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form.  Revenues related to publications are recognized ratably over the period in which the publications are issued.  The Company provides services related to the set-up and maintenance of FTD Florists’ Online Web sites hosted through FTD.COM’s www.ftd.com Web site.  In addition, the Company provides a 24-hour telephone answering and floral order-taking service (“Flowers All Hours”).  Revenue associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.

Mercury Network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 75% of the Company’s member florists at September 30, 2003 compared to approximately 56% at September 30, 2002.  Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee.  Revenues for the services related to transmitting orders and messages are recorded in the period the service is provided.

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

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog historically published bi-annually by FTD featuring FTD products for all occasions.  Sales of florist shop supplies are recorded when the products are shipped.

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

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD are typically paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network or the specialty gift order to the manufacturer or third party distributor via a proprietary technology solution.  FTD.COM generally charges the customer a service fee of $9.99 for floral orders and for specialty gift items placed through its Web site or through 1-800-SEND-FTD.

Order revenue and service fees are reported net of discounts.  FTD.COM recognizes 100% of the order value, including service fees and shipping and handling, as revenue and the associated costs of goods sold and services provided, including the costs incurred for shipping and handling, when the order is fulfilled.

Operating expenses.  Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to increase order volumes sent utilizing the FTD clearinghouse.  Advertising expense is related to the Company’s marketing and advertising programs on both national and local levels.  FTD’s advertising promotes FTD member florists, FTD-branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

The florist business segment promotes the FTD brand and its products and services primarily through broadcast and cable television advertisements, magazine advertisements and newspaper supplements.  Sponsorships are also a major part of the florist business segment’s marketing efforts.  In addition, the florist business segment also supplies advertising and marketing tools on a local basis for FTD florists to support the Company’s co-branded strategy.  FTD florists are provided with advertising tools such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information.  In addition, FTD florists can purchase customizable direct mail pieces through FTD.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30.  Seasonality is also attributable to increased revenues in the quarter ended March 31 related to the increased floral orders and shipments of holiday products related to the popular floral holiday of Mother’s Day.  In addition, historical total revenue and operating results will fluctuate in the first quarter of each fiscal year as a result of revenue generated from the Floral Selections Guide, which is published bi-annually.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

	Three Months Ended September 30,
Revenues	2003	2002	% Change
	(in thousands)
Florist business	$41,692	$45,944	(9.3)%
Consumer business	31,884	27,642	15.3%
Total revenues	$73,576	$73,586	0.0%

Total revenues for the three-month period ending September 30, 2003 of $73.6 million were almost unchanged as compared to the three-month period ended September 30, 2002.

Florist business segment revenue decreased by $4.2 million, or 9.3%, to $41.7 million for the three-month period ended September 30, 2003, compared to $45.9 million for the three-month period ended September 30, 2002.  This decrease was primarily due to the bi-annual sale of the Floral Selections Guide to member florists, which provided $4.9 million in revenues during the three-month period ended September 30, 2002, but did not occur in the three-month period ended September 30, 2003.  Additionally, in an effort to increase penetration of the Company’s technology platforms and to provide a more consistent revenue stream, the Company revised its mid-tier technology platform and began to lease this platform to customers in fiscal year 2004, rather than offer only a single sale of the equipment, as was the practice in past years.  This change contributed to a reduction of revenues associated with mid-tier technology products of $1.9 million in the three-month period ended September 30, 2003 compared to the same period of the prior year.  These decreases were partially offset by an increase in floral container sales to member florists in the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

Consumer business segment revenue increased by $4.3 million, or 15.3%, to $31.9 million for the three-month period ended September 30, 2003, compared to $27.6 million for the three-month period ended September 30, 2002.  This increase was due to both higher order volumes and increased average order value compared to the three-month period ended September 30, 2002.  Total order volume was approximately 500,000 orders for the three-month period ended September 30, 2003, representing a 10.8% increase over the prior fiscal year order volume of approximately 451,000.  This increase in order volume was primarily due to continued growth in organic order volume due to new and existing marketing initiatives and expanded product offerings.  Additionally, the increase in order volume was attributable to the acquisition of Flowers USA, which was acquired by the Company in October

2002.  Internet orders were 79.2% of total orders for the three-month period ended September 30, 2003, compared to 76.1% for the three-month period ended September 30, 2002.

	Three Months Ended September 30,
Costs of goods sold and services provided	2003	2002	% Change
	(in thousands)
Florist business	$14,521	$16,075	(9.7)%
Consumer business	24,050	21,475	12.0%
Corporate	630	570	10.5%
Total costs of goods sold and services provided	$39,201	$38,120	2.8%

Total costs of goods sold and services provided increased by $1.1 million, or 2.8%, to $39.2 million for the three-month period ended September 30, 2003, compared to $38.1 million for the three-month period ended September 30, 2002.  Gross margin decreased to 46.7% for the three-month period ended September 30, 2003 from 48.2% for the three-month period ended September 30, 2002, which is primarily due to the higher mix of sales in the Company’s lower margin consumer business.

Costs of goods sold and services provided associated with the florist business segment decreased by $1.6 million, or 9.7%, to $14.5 million for the three-month period ended September 30, 2003, compared to $16.1 million for the three-month period ended September 30, 2002, primarily due to the bi-annual sale of the Floral Selections Guide and the shift to leasing of the mid-tier technology platform.  Gross margin for the florist business increased slightly to 65.2% for the three-month period ended September 30, 2003 from 65.0% for the three-month period ended September 30, 2002, partially due to the prior year sale of the Floral Selections Guide, which is a lower gross profit margin product.

Cost of goods sold and services provided associated with the consumer business segment increased by $2.6 million, or 12.0%, to $24.1 million for the three-month period ended September 30, 2003, compared to $21.5 million for the three-month period ended September 30, 2002, primarily due to an increase in order volume.  Gross margin for the consumer business increased to 24.6% for the three-month period ended September 30, 2003 from 22.3% for the three-month period ended September 30, 2002 partially due to growth in specialty gift sales, which typically have higher gross margins.  Specialty gift sales were 20.5% of total orders for the three-month period ended September 30, 2003, compared to 15.6% of total orders for the same period of the prior fiscal year.

Cost of goods sold and services provided associated with corporate activities remained almost unchanged at $0.6 million for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

	Three Months Ended September 30,
Advertising and selling costs	2003	2002	% Change
	(in thousands)
Florist business	$11,781	$11,478	2.6%
Consumer business	2,526	1,920	31.6%
Total advertising and selling costs	$14,307	$13,398	6.8%

Advertising and selling costs increased by $0.9 million, or 6.8%, to $14.3 million for the three-month period ended September 30, 2003, compared to $13.4 million for the three-month period ended September 30, 2002.

Advertising and selling costs associated with the florist business increased by $0.3 million, or 2.6%, to $11.8 million for the three-month period ended September 30, 2003, compared to $11.5 million for the three-month period ended September 30, 2002, partially due to the expansion of the technology sales department, partially offset by a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse.

Advertising and selling costs associated with the consumer business increased by $0.6 million, or 31.6%, to $2.5 million for the three-month period ended September 30, 2003, compared to $1.9 million for the three-month period ended September 30, 2002, primarily due to an increase in online advertising expenses and direct marketing expenses, partially offset by a decrease in offline advertising expenses due to the expiration of flat fee yellow pages advertising related to the acquisition of certain assets of National Flora in November 2001.  The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with online marketing partnerships related to online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.  The increase in direct marketing expense is primarily the result of an increase in orders and new programs with higher commission rates.

	Three Months Ended September 30,
General and administrative costs	2003	2002	% Change
	(in thousands)
Florist business	$2,717	$2,532	7.3%
Consumer business	2,995	2,538	18.0%
Corporate	6,025	6,632	(9.2)%
Total general and administrative costs	$11,737	$11,702	0.3%

General and administrative costs remained almost unchanged at $11.7 million for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

General and administrative costs for the florist business increased by $0.2 million, or 7.3%, to $2.7 million for the three-month period ended September 30, 2003 compared to $2.5 million for the three-month period ended September 30, 2002.  This increase was partially attributable to additional technology headcount.

General and administrative costs for the consumer business increased by $0.5 million, or 18.0%, to $3.0 million for the three-month period ended September 30, 2003 compared to $2.5 million for the three-month period ended September 30, 2002, primarily due to increased depreciation expense and increased Web hosting costs and call center expenses resulting from order growth.

Corporate general and administrative costs decreased $0.6 million, or 9.2%, to $6.0 million for the three-month period ended September 30, 2003 compared to $6.6 million for the three-month period ended September 30, 2002, primarily due to a decrease in deferred compensation expenses resulting from the full vesting of restricted stock during the prior fiscal year and a decrease in salary expense.

	Three Months Ended September 30,
Other income and expenses	2003	2002	% Change
	(in thousands)
Interest income	$(6)	$(109)	(94.5)%
Interest expense	241	600	(59.8)%
Other (income) expense, net	65	(56)	n/a
Total other income and expenses	$300	$435	(31.0)%

Interest income decreased to $6,000 for the three-month period ended September 30, 2003 compared to $0.1 million for the three-month period ended September 30, 2002.  This decrease is primarily due to a decrease in cash balances and a reduction in interest rates.

Interest expense decreased $0.4 million to $0.2 million for the three-month period ended September 30, 2003 compared to $0.6 million for the three-month period ended September 30, 2002.  The decrease is primarily due to a decrease in long-term debt and a reduction in interest rates.

Other (income) expense, net was $0.1 million of expense for the three-month period ended September 30, 2003 compared to $0.1 million of income for the three-month period ended September 30, 2002, primarily due to fluctuations in foreign currency.

Liquidity and Capital Resources

Cash and cash equivalents increased to $2.6 million at September 30, 2003 from $1.9 million at June 30, 2003.

Cash used in operating activities was $7.1 million for the three-month period ended September 30, 2003, which primarily consisted of an increase in accounts receivable due to a decrease in rebates to florists and a decrease in accounts payable, partially offset by net income.  Cash used in operating activities was $11.4 million for the three-month period ended September 30, 2002, which primarily consisted of an increase in accounts receivable, due in part to the bi-annual sale of the Floral Selections Guide and timing of credit card receivables from member florists and a decrease in accounts payable, offset in part by net income.

Cash used in investing activities was $1.2 million for the three-month period ended September 30, 2003, which consisted of capital expenditures.  For the three-month period ended September 30, 2002, cash used in investing activities was $4.8 million, which primarily consisted of $4.7 million used to purchase the Flowers Direct business in July 2002.

Cash provided by financing activities was $9.0 million for the three-month period ended September 30, 2003, which primarily consisted of $9.0 million of net proceeds from the revolving credit facility.  Cash used in financing activities was $10.4 million for the three-month period ended September 30, 2002, which primarily consisted of $7.7 million of net repayments of debt under the revolving credit facility and $2.6 million used to repurchase common stock into treasury.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2002 Amended Credit Agreement.  The 2002 Amended Credit Agreement provides maximum availability of $75.0 million.  Borrowings under the 2002 Amended Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At September 30, 2003, the Company had $15.5 million outstanding under the revolving credit facility and $2.0 million outstanding under various letters of credit.  Borrowings under the revolving credit facility will mature on December 31, 2005.  The 2002 Amended Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0 if total funded debt is equal to or greater than $25.0 million and 1.75 to 1.0 if total funded debt is less than $25.0 million.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from certain issuances of equity securities other than pursuant to the exercise of employee stock options.  At September 30, 2003, the Company was in compliance with the covenants contained in the 2002 Amended Credit Agreement.

In December 2001, the Company entered into interest rate cap agreements with members of its participating bank group to reduce the impact of potential increases on floating rate debt.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million, effective through December 31, 2003.  The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected in other noncurrent assets in the accompanying consolidated balance sheet and is being amortized to interest expense over its term.  The interest rate cap cost was $0.1 million.  Due to decreases in market value, the carrying value at September 30, 2003 was zero, which approximates fair value.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs.  The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2002 Amended Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs and to make interest and principal payments as they become due under the terms of the 2002 Amended Credit Agreement for the foreseeable future.

Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2003 and 2002 was $3.2 million, reflecting an effective rate of 40.1%, and $4.1 million, reflecting an effective rate of 41.5%, respectively.

At September 30, 2003, the net current deferred tax asset was $4.7 million and the net long-term deferred tax liability was $5.6 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for deferred tax assets.

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

Revenue Recognition

Revenues generated by the florist business segment of the Company for processing floral orders through the clearinghouse are recorded in the month the orders are delivered.  Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided.  Sales of florist shop supplies are recorded when the products are shipped.  Revenues relating to publications are recognized ratably over the period in which the publications are issued.  Revenues associated with FTD Florists’ Online Web site hosting and Flowers All hours are recorded in the period the service is provided.  Revenue associated with Flowers All Hours is recorded in the period the service is provided.  Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

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

Related Party Transactions

The Company incurred expenses of $0.5 million for each of the three-month periods ended September 30, 2003 and 2002, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of stockholders of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments of $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

At September 30, 2002, the Company had loans receivable from various current and former officers of the Company of $0.2 million with terms of four years, principal due at maturity in 2005, and interest rates ranging from 6.5% to 8.5% per annum.  At September 30, 2003 there were no loans outstanding from current or former officers of the Company.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements”  within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, including: statements regarding the proposed transaction with Leonard Green & Partners, L.P. (“Leonard Green”); statements regarding anticipated revenue growth and profitability, including the anticipated effect of charges and gains that are not expected to reoccur, expectations regarding the benefits of investment in new products, programs and offerings; and statements regarding opportunities and trends within both the Consumer and Florist Business segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings.  These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the failure to satisfy various closing conditions contained in the definitive merger agreement governing the proposed transaction with Leonard Green, including, without limitation, the failure to obtain the necessary stockholder approval, antitrust clearance or the financing required to complete the merger in a timely manner, or at all; the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the acceptance by members of the new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the Consumer Business segment; the success of the Company’s marketing campaigns; the ability to retain customers and increase average order value within the Consumer Business segment; the existence of failures in the Mercury Network or the Company’s Consumer Business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the Consumer and Florist Business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and the resolution of pending or threatened litigation.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  In order to limit its exposure to interest rate fluctuations, the Company entered into interest rate cap agreements with members of its participating bank group.  The interest rate caps provide the Company with a cap rate of 5.0% on a maximum of $20.0 million, effective through December 31, 2003, under which the financing party agrees to pay the Company a variable rate if the rate on the floating rate debt exceeds the cap rate.  During the three-month period ended September 30, 2003, the variable interest rate did not exceed the 5.0% cap rate.  Accordingly, the Company did not receive any payments under these agreements during the three-month period ended September 30, 2003.

At September 30, 2003, $15.5 million of debt was outstanding under the 2002 Amended Credit Agreement, all of which is covered by interest rate cap agreements.  An adverse change in interest rates would cause an increase in the amount of interest paid.  If the Company’s borrowings were to remain outstanding for the remaining term of the 2002 Amended Credit Agreement, a 100 basis point increase in LIBOR, up until the rate exceeds 5.0%, would result in an increase of $155,000 in the amount of annualized interest paid and annualized interest expense recognized in the consolidated financial statements.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Swiss Franc.  The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the three-month periods ended September 30, 2003 and 2002.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Swiss Francs are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or the Swiss Franc.

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

The Company has reached an agreement to settle the consolidated shareholder class actions pending in the Court of Chancery for the New Castle County in Wilmington, Delaware, titled “In Re FTD.COM, Inc. Shareholders Litigation.”  A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter has been executed (the “Stipulation and Settlement Agreement”).

The terms of the Stipulation and Settlement Agreement include no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.  The Stipulation and Settlement Agreement was approved by the Court on Novermber 13, 2003.  The Company and the other defendants have denied, and continue to deny, that they have committed any violation of federal securities or other laws.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

The Exhibits to this quarterly report on Form 10-Q are listed in the Exhibit Index contained elsewhere in this quarterly report.

(b)         Reports on Form 8-K

On August 5, 2003, the Company filed a Current Report on Form 8-K under Item 5 (Other Events) disclosing the issuance of a press release announcing a settlement of shareholder lawsuits.

On August 5, 2003, the Company furnished a Current Report on Form 8-K under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits), 9 (Regulation FD Disclosure) and 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release, dated August 5, 2003, announcing its financial results for the fourth quarter and fiscal year ended June 30, 2003.

On September 12, 2003, the Company furnished a Current Report on Form 8-K under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits), 9 (Regulation FD Disclosure) and 12 (Results of Operations and Financial Condition) disclosing a corrected press release, dated August 5, 2003, announcing its financial results for the fourth quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: November 13, 2003	By:	/S/ CARRIE A. WOLFE
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of October 5, 2003, among the Company, Mercury Man Holdings Corporation and Nectar Merger Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003 (the “October 7, 2003 8-K”)).

4.1

Voting Agreement, dated as of October 5, 2003, by and between Mercury Man Holdings Corporation and certain stockholders of the Company identified on the signature page(s) thereof (incorporated by reference to Exhibit 4.1 to the October 7, 2003 8-K).

4.2

Voting Agreement, dated as of October 5, 2003, by and between Mercury Man Holdings Corporation and certain stockholders of the Company identified on the signature page(s) thereof (incorporated by reference to Exhibit 4.2 to the October 7, 2003 8-K).

4.3

Voting Agreement, dated as of October 5, 2003, by and between Mercury Man Holdings Corporation and certain stockholders of the Company, identified on the signature page(s) thereof (incorporated by reference to Exhibit 4.3 to the October 7, 2003 8-K).

10.1+	Second Amendment to Letter Agreement, dated as of October 5, 2003, by and between FTD and Robert Norton.
10.2+

Form of Amendment to Employment Agreement, dated as of October 5, 2003, by and between FTD and each of Jon Burney, Ann Hofferberth, Larry Johnson, George Kanganis, Daniel Smith, William Van Cleave and Carrie Wolfe.

31.1+	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).
31.2+	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).
32+	Section 1350 Certifications.

+                Filed as an exhibit to this quarterly report on Form 10-Q.