Form 10-Q
period 2003-12-31
FTD INC
filed 2004-01-30
CIK 944537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

As of January 23, 2004, there were 15,260,870 outstanding shares of the Registrant’s Class A common stock, par value $.01 per share (the “Class A Common Stock”), and 1,262,857 outstanding shares of the Registrant’s Class B convertible common stock, par value $.0005 per share (the “Class B Convertible Common Stock” and, together with the Class A Common Stock, the “Common Stock”).

FTD, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,275	$1,921
Accounts receivable, less allowance for doubtful accounts of $4,982 at December 31, 2003 and $5,284 at June 30, 2003	28,439	23,398
Inventories, net	9,088	8,668
Deferred income taxes	4,740	4,740
Prepaid expenses and other current assets	7,382	4,224
Total current assets	60,924	42,951

Property and equipment:
Land and improvements	1,600	1,600
Building and improvements	8,993	8,858
Mercury consoles	4,243	4,233
Furniture and equipment	19,798	19,131
Total	34,634	33,822
Less accumulated depreciation	22,235	20,648
Property and equipment, net	12,399	13,174

Other assets:
Other noncurrent assets, net	13,064	11,986
Customer lists, less accumulated amortization of $1,491 at December 31, 2003 and $1,023 at June 30, 2003	3,185	3,653
Trademark, less accumulated amortization of $2,719	12,281	12,281
Goodwill, less accumulated amortization of $17,286	120,326	120,326
Total other assets	148,856	148,246
Total assets	$222,179	$204,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,345	$37,729
Customer deposits	5,766	6,095
Unearned income	1,723	1,664
Other accrued liabilities	18,031	19,655
Total current liabilities	75,865	65,143

Long-term debt	—	6,500
Post-retirement benefits and accrued pension obligations	4,541	4,858
Deferred income taxes	5,547	5,547

Stockholders’ equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 300,000,000 shares authorized; 15,542,695 shares issued at December 31, 2003 and 15,516,800 at June 30, 2003	155	155
Class B convertible, $0.0005 par value, 20,000,000 shares authorized; 2,076,607 shares issued at December 31, 2003 and 2,112,502 at June 30, 2003	1	1
Paid-in capital	150,092	148,840
Retained earnings (accumulated deficit)	3,263	(7,086)
Accumulated other comprehensive loss	(559)	(621)
Unamortized restricted stock	(85)	(250)
Treasury stock, at cost, 295,125 shares and 438,196 shares of Class A, respectively and 801,250 shares of Class B convertible as of December 31, 2003 and June 30, 2003	(16,641)	(18,716)
Total stockholders’ equity	136,226	122,323
Total liabilities and stockholders’ equity	$222,179	$204,371

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenues:
Products	$64,730	$59,070	$111,140	$105,712
Services	32,065	29,721	59,231	56,665
Total revenues	96,795	88,791	170,371	162,377

Costs of goods sold and services provided:
Products	49,074	45,405	83,901	78,903
Services	5,131	5,219	9,505	9,841
Total costs of goods sold and services provided	54,205	50,624	93,406	88,744

Gross profit:
Products	15,656	13,665	27,239	26,809
Services	26,934	24,502	49,726	46,824
Total gross profit	42,590	38,167	76,965	73,633

Operating expenses:
Advertising and selling	20,836	19,572	35,143	32,970
General and administrative	14,087	12,492	25,824	24,194
Total operating expenses	34,923	32,064	60,967	57,164

Income from operations	7,667	6,103	15,998	16,469

Other income and expenses:
Interest income	(7)	(18)	(13)	(127)
Interest expense	204	477	445	1,077
Other (income) expense, net	(1,534)	11	(1,469)	(45)
Total other (income) expenses, net	(1,337)	470	(1,037)	905

Income before income tax	9,004	5,633	17,035	15,564

Income tax expense	3,463	2,287	6,686	6,408

Net income	$5,541	$3,346	$10,349	$9,156

Other comprehensive (income) loss:
Foreign currency translation adjustments	(80)	(17)	(62)	33

Comprehensive income	$5,621	$3,363	$10,411	$9,123

Net income per common share - basic	$0.34	$0.21	$0.63	$0.56
Net income per common share - diluted	$0.33	$0.20	$0.62	$0.55

Weighted average shares of common stock outstanding - basic	16,437	16,306	16,398	16,354
Weighted average shares of common stock outstanding - diluted	16,694	16,511	16,666	16,581

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$10,349	$9,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,021	3,776
Deferred compensation expense	36	844
Amortization and write off of deferred financing costs and original issue discount	121	142
Provision for doubtful accounts	1,562	2,012
Deferred income taxes	—	2,754
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	—	1,400
Accounts receivable	(7,301)	(8,316)
Inventories	(420)	(1,189)
Prepaid expenses and other	(3,158)	(5,127)
Other noncurrent assets	106	108
Accounts payable	12,616	9,412
Other accrued liabilities, unearned income, and customer deposits	1,231	(1,359)

Net cash provided by operating activities	19,163	13,613

Cash flows from investing activities:
Acquisitions	—	(12,739)
Expenditures related to the 2002 Merger	—	(138)
Capital expenditures	(3,389)	(2,513)
Decrease in officer notes receivable	—	248

Net cash used in investing activities	(3,389)	(15,142)

Cash flows from financing activities:
Net repayments of revolving credit facility	(6,500)	(27,000)
Deferred financing costs	—	(220)
Issuance of treasury stock	18	75
Repurchase of treasury stock	—	(4,098)

Net cash used in financing activities	(6,482)	(31,243)

Effect of foreign exchange rate changes on cash	62	(33)

Net increase (decrease) in cash and cash equivalents	9,354	(32,805)

Cash and cash equivalents at beginning of period	1,921	36,410

Cash and cash equivalents at end of period	$11,275	$3,605

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$316	$1,087
Income taxes	$7,324	$3,655

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

Certain amounts in the consolidated financial statements for the six-month period ended December 31, 2002 have been reclassified to conform to the current period presentation.

Note 3. Pending Transaction

As previously announced, the Company entered into a merger agreement on October 5, 2003, pursuant to which the Company would be acquired by an affiliate of Leonard Green & Partners, L.P.  Under the terms of the agreement, stockholders of the Company would receive $24.85 per share in cash upon the closing of the merger.  The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including stockholder approval and completion of the acquisition financing.  The Company received antitrust clearance for the transaction in December 2003.  Stockholder approval will be solicited by means of a proxy statement, which was mailed to the Company’s stockholders on January 22, 2004, in connection with the meeting scheduled for February 23, 2004.  Subject to satisfaction or waiver of the closing conditions, the parties anticipate consummating the transaction later in the first calendar quarter of 2004.

Note 4.  Acquisitions

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

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, the $4.7 million and $7.7 million in goodwill acquired in the Flowers Direct and Flowers USA acquisitions, respectively, will not be amortized but will be tested for impairment at least annually.  Additionally, the customer lists will be amortized over five years.  For tax purposes, the goodwill related to the Flowers Direct asset acquisition will be deductible.  The pro forma impact of these acquisitions is not material to the Company’s consolidated financial statements included in this report.

Note 5.  Revenues from Sale of Floral Selections Guide

As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership.  The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide.  Historically, the Company has provided de minimis refunds in isolated cases and has recorded revenue at the time of shipment resulting in revenue related to the Floral Selections Guide during the three-and six-month periods ended December 31, 2002 of $0.1 million and $5.0 million, respectively.

Beginning in fiscal year 2004, new members are charged a monthly fee, and beginning with the distribution of the next biannual Floral Selections Guide in fiscal year 2005, all members will be charged a monthly fee for the use of the Floral Selections Guide while they are an active member.  As such, revenues are recorded on a monthly basis consistent with monthly fee revenues.  During the three- and six-month periods ended December 31, 2003, there were $31,000 and $51,000, respectively of revenues related to the Floral Selections Guide.

Note 6.  Earnings Per Share

The computations of basic and diluted earnings per share for the three- and six-month periods ended December 31, 2003 and 2002 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$5,541	$3,346	$10,349	$9,156

Weighted average basic shares of Common Stock outstanding	16,437	16,306	16,398	16,354
Effect of dilutive securities:
Unvested restricted shares of Class A Common Stock	5	135	18	145
Options to purchase shares of Class A Common Stock	252	70	250	82
Weighted average diluted shares of Common Stock outstanding	16,694	16,511	16,666	16,581

Basic net income per share of Common Stock	$0.34	$0.21	$0.63	$0.56
Diluted net income per share of Common Stock	$0.33	$0.20	$0.62	$0.55

Shares associated with options to purchase shares of Class A Common Stock that were not included in the calculation of diluted earnings per share because their inclusion would have been anti-dilutive consisted of 15,200 shares for the three- and six-month periods ended December 31, 2003 and 690,000 shares for the three- and six-month periods ended December 31, 2002.

Note 7.  Financing Arrangements

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

The 2002 Amended Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0 if total funded debt is equal to or greater than $25.0 million and 1.75 to 1.0 if total funded debt is less than $25.0 million.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income of the Company for each fiscal quarter, beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from the Company’s and any of its subsidiaries’ issuances of equity securities.  The Company was in compliance with all debt covenants as of December 31, 2003.

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

There was no outstanding debt at December 31, 2003.  Under the 2002 Amended Credit Agreement, no repayments of debt are required prior to December 31, 2005, at which time the outstanding balance is due in full.

As a result of entering into the 2002 Amended Credit Agreement and the 2001 Credit Agreement, the Company recorded $1.1 million of deferred financing costs, which are being amortized straight-line over the underlying term of the 2002 Amended Credit Agreement.

The Company is exposed to various market risks, which primarily consist of interest rate risk.  The Company’s policy is to utilize derivative instruments from time to time in an effort to hedge its underlying economic exposure and to manage these instruments with the objective to reduce its exposure to changes in interest rates to the extent deemed appropriate by management.  The Company does not use derivative instruments for trading purposes.

Note 8.  Related Party Transactions

The Company incurred expenses of $0.5 million and $1.0 million for the three- and six-month periods respectively, ended December 31, 2003 and 2002, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of the Company.  The Company’s management consulting services agreement with these parties requires payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

Note 9.  Stock Awards and Incentive Plans

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

The Company would have recognized additional compensation expense, net of taxes, of $151,000 and $49,000 related to the Company’s options in the three-month periods ended December 31, 2003 and 2002, respectively, and $340,000 and $60,000 for the six-month periods ended December 31, 2003 and 2002, if the estimated costs of the outstanding stock options of the Company had been recorded in the Company’s consolidated financial statements.  As such, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income and earnings per share):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income, as reported	$5,541	$3,346	$10,349	$9,156
Add: stock-based employee compensation expense included in net income, as reported, net of related tax effects	9	9	18	18
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(160)	(58)	(358)	(78)

Pro forma net income	$5,390	$3,297	$10,009	$9,096

Net income per common share, as reported:
Basic	$0.34	$0.21	$0.63	$0.56
Diluted	$0.33	$0.20	$0.62	$0.55

Pro forma net income per common share:
Basic	$0.33	$0.20	$0.61	$0.56
Diluted	$0.32	$0.20	$0.60	$0.55

The Company’s options granted during fiscal year 2003 vest equally each year over a four-year period from the date of grant.  As a result, the estimated cost indicated above reflects only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

During the six-month period ended December 31, 2003, no options were granted, options to purchase 43,540 shares previously granted were canceled and options to purchase 2,360 shares were exercised.  During the six-month period ended December 31, 2002, the Company granted options, at fair value, to purchase 620,200 shares of Class A Common Stock, options to purchase 22,200 shares previously granted were canceled and options to purchase 6,900 shares were exercised.

During the six-month periods ended December 31, 2003 and 2002, the Company granted restricted stock of 1,218 shares and 11,992, respectively. The Company canceled 10,000 restricted shares during the second quarter of fiscal year 2004.  No FTD, Inc. restricted shares were canceled during the second quarter of fiscal year 2003

The Company recognized compensation expense related to restricted stock and stock options in general and administrative expenses of $36,000 and $844,000 for the six-month periods ended December 31, 2003 and 2002, respectively.

Note 10.  Capital Transactions

During the six-month period ended December 31, 2003, the Company did not repurchase any shares of Class A Common Stock .  During the six-month period ended December 31, 2002, the Company repurchased 160,144 shares of Class A Common Stock at an approximate cost of $2.1 million.  In addition, during the six-month period ended December 31, 2002, the Company paid $2.0 million related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.  In addition, the Company issued 139,493 shares of Class A Common Stock valued at $3.4 million in November 2003 as payment for a portion of the $10.7 settlement related to, “In Re FTD.com, Inc. Shareholders Litigation”.  See Note 11 Commitments and Contingencies for additional information.

Note 11.  Commitment and Contingencies

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

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of FTD, Inc. Class A Common Stock valued at $10.7 million to the members of the class.  In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement and related administrative costs.  In November 2003, the Company distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  At December 31, 2003, the consolidated balance sheet reflects the remaining $7.3 million and related administrative costs in other accrued liabilities.

In the second quarter of fiscal year 2004, the Company recorded a gain of $1.5 million related to a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers in connection with the FTD.COM securities litigation. The Company had been pursuing claims against two insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers.  The Company has settled with the former carrier and is continuing to pursue claims against the latter.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers has initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subject of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage.  Any further recoveries from the insurance providers relating to the settlement will be recorded as Other Income in the period realized.

On December 30, 2003, Teleflora LLC filed a complaint in the U.S. District Court for the Northern District of California in San Jose against FTD.  The complaint alleges, among other things, misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud, through, among other things, unauthorized access to Teleflora LLC software by FTD.  Among other things, Teleflora LLC claims that FTD “hacked” into certain of Teleflora LLC’s flower shop management software and systems licensed by individual florists and improperly modified Teleflora LLC software to permit florists to use the FTD network to process orders or credit card transactions.  Teleflora LLC also claims that some florists who have licensed a Teleflora LLC shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora LLC and install an FTD system.  Teleflora LLC is seeking compensatory damages in excess of  $5.0 million as well as punitive damages and injunctive relief.  FTD is in the preliminary stages of investigating these allegations. FTD will vigorously defend against these claims and, further, is investigating whether it may assert its own claims against Teleflora LLC.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Note 12.  Segment Information

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

Of the Company’s assets totaling $222.2 million at December 31, 2003, the assets of the Company’s consumer business totaled approximately $82.5 million, of which $53.7 million is related to goodwill, primarily from the 2002 Merger.  The assets of the Company’s florist business segment and corporate headquarters constitute the remaining assets of approximately $139.7 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The following tables detail the Company’s operating results by reportable business segment for the three- and six-month periods ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003			2002
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$43,455	$100	$43,555	$40,216	$(132)	$40,084
Consumer business	57,450	(4,210)	53,240	52,927	(4,220)	48,707
Total	100,905	(4,110)	96,795	93,143	(4,352)	88,791

Costs of Goods Sold and Services Provided:
Florist business	14,400	(653)	13,747	13,257	(451)	12,806
Consumer business	40,218	(422)	39,796	37,821	(660)	37,161
Corporate	662	—	662	657	—	657
Total	55,280	(1,075)	54,205	51,735	(1,111)	50,624

Gross Profit:
Florist business	29,055	753	29,808	26,959	319	27,278
Consumer business	17,232	(3,788)	13,444	15,106	(3,560)	11,546
Corporate	(662)	—	(662)	(657)	—	(657)
Total	45,625	(3,035)	42,590	41,408	(3,241)	38,167

Advertising and Selling:
Florist business	17,587	(3,030)	14,557	17,206	(3,206)	14,000
Consumer business	6,279	—	6,279	5,572	—	5,572
Total	23,866	(3,030)	20,836	22,778	(3,206)	19,572

General and Administrative:
Florist business	2,634	—	2,634	2,803	—	2,803
Consumer business	4,489	(541)	3,948	4,049	(540)	3,509
Corporate	6,969	536	7,505	5,675	505	6,180
Total	14,092	(5)	14,087	12,527	(35)	12,492

Operating Income (Loss) before Corporate Allocations:
Florist business	8,834	3,783	12,617	6,950	3,525	10,475
Consumer business	6,464	(3,247)	3,217	5,485	(3,020)	2,465
Corporate	(7,631)	(536)	(8,167)	(6,332)	(505)	(6,837)
Total	7,667	—	7,667	6,103	—	6,103

Corporate Allocations:
Florist business	2,974	—	2,974	2,955	—	2,955
Consumer business	704	—	704	780	—	780
Corporate	(3,678)	—	(3,678)	(3,735)	—	(3,735)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	5,860	3,783	9,643	3,995	3,525	7,520
Consumer business	5,760	(3,247)	2,513	4,705	(3,020)	1,685
Corporate	(3,953)	(536)	(4,489)	(2,597)	(505)	(3,102)
Total	$7,667	$—	$7,667	$6,103	$—	$6,103

Depreciation and Amortization:
Florist business	$630	$—	$630	$642	$—	$642
Consumer business	344	—	344	186	—	186
Corporate	1,039	—	1,039	1,119	—	1,119
Total	$2,013	$—	$2,013	$1,947	$—	$1,947

	Six Months Ended December 31,
	2003			2002
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$85,072	$175	$85,247	$86,180	$(152)	$86,028
Consumer business	92,256	(7,132)	85,124	83,333	(6,984)	76,349
Total	177,328	(6,957)	170,371	169,513	(7,136)	162,377

Costs of Goods Sold and Services Provided:
Florist business	29,529	(1,261)	28,268	29,787	(906)	28,881
Consumer business	64,543	(697)	63,846	59,641	(1,005)	58,636
Corporate	1,292	—	1,292	1,227	—	1,227
Total	95,364	(1,958)	93,406	90,655	(1,911)	88,744

Gross Profit:
Florist business	55,543	1,436	56,979	56,393	754	57,147
Consumer business	27,713	(6,435)	21,278	23,692	(5,979)	17,713
Corporate	(1,292)	—	(1,292)	(1,227)	—	(1,227)
Total	81,964	(4,999)	76,965	78,858	(5,225)	73,633

Advertising and Selling:
Florist business	31,323	(4,985)	26,338	30,644	(5,166)	25,478
Consumer business	8,805	—	8,805	7,492	—	7,492
Total	40,128	(4,985)	35,143	38,136	(5,166)	32,970

General and Administrative:
Florist business	5,351	—	5,351	5,335	—	5,335
Consumer business	7,820	(877)	6,943	6,894	(847)	6,047
Corporate	12,667	863	13,530	12,024	788	12,812
Total	25,838	(14)	25,824	24,253	(59)	24,194

Operating Income (Loss) before Corporate Allocations:
Florist business	18,869	6,421	25,290	20,414	5,920	26,334
Consumer business	11,088	(5,558)	5,530	9,306	(5,132)	4,174
Corporate	(13,959)	(863)	(14,822)	(13,251)	(788)	(14,039)
Total	15,998	—	15,998	16,469	—	16,469

Corporate Allocations:
Florist business	6,071	—	6,071	5,834	—	5,834
Consumer business	1,443	—	1,443	1,536	—	1,536
Corporate	(7,514)	—	(7,514)	(7,370)	—	(7,370)
Total	—	—	—	—	—	—

Operating Income (Loss):
Florist business	12,798	6,421	19,219	14,580	5,920	20,500
Consumer business	9,645	(5,558)	4,087	7,770	(5,132)	2,638
Corporate	(6,445)	(863)	(7,308)	(5,881)	(788)	(6,669)
Total	$15,998	$—	$15,998	$16,469	$—	$16,469

Depreciation and Amortization:
Florist business	$1,259	$—	$1,259	$1,295	$—	$1,295
Consumer business	677	—	677	265	—	265
Corporate	2,085	—	2,085	2,216	—	2,216
Total	$4,021	$—	$4,021	$3,776	$—	$3,776

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

Florist business.  The florist business segment includes revenue associated with the services and products provided to FTD member florists, primarily comprised of the services and products as described below.  Membership as of December 31, 2003 and 2002 was approximately 19,700 and 21,200 members, respectively.  Average membership for the three- and six-months ending December 31, 2003 was 19,500 and 19,400 members, respectively, while average membership for the three- and six-months ending December 31, 2002 was 21,000 and 20,600 members, respectively.  Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 58% and 55% of the florist business revenue for each of the six-month periods ended December 31, 2003 and 2002, respectively.  Mercury Network services and Mercury computer equipment products and services revenue comprised 15% and 16% of the florist business revenue for each of the six-month periods ended December 31, 2003 and 2002, respectively.  Specialty wholesaling products revenue comprised 27% and 29% of the florist business revenue for each of the six-month periods ended December 31, 2003 and 2002, respectively.

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

Publications and other member services products and services.  Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form.  Revenues related to publications are recognized ratably over the period in which the publications are issued.  The Company provides services related to the set-up and maintenance of FTD Florists’ Online Web sites.  In addition, the Company provides a 24-hour telephone answering and floral order-taking service (“Flowers All Hours”).  Revenue associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.

Mercury Network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 73% of the Company’s member florists at December 31, 2003 compared to approximately 65% at December 31, 2002.  Florists who are linked by the Mercury Network are able to transmit orders and send each other messages electronically for a per order or per message fee.  Revenues for the services related to transmitting orders and messages are recorded in the period the service is provided.

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

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display catalog which has historically been published bi-annually by FTD featuring FTD products for all occasions.  Sales of florist shop supplies are recorded when the products are shipped.

Consumer business.  The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site.  FTD.COM offers same-day delivery of floral orders and next-day delivery of specialty gift orders to nearly 100% of the U.S. population.  The majority of orders are filled by a group of FTD member florists who adhere to FTD.COM’s quality and service standards.  FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

Orders placed through FTD.COM’s Web site or 1-800-SEND-FTD are typically paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD member florist, FTD.COM processes the order, charges the customer’s credit card and transmits the floral order to the Mercury Network or the specialty gift order to the manufacturer or third party distributor via a proprietary technology solution.  FTD.COM generally charges the customer a service fee of $9.99 for orders placed through its Web site or through 1-800-SEND-FTD.

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

The florist business segment promotes the FTD brand and its products and services primarily through broadcast and cable television advertisements, magazine advertisements and newspaper supplements.  Sponsorships are also a major part of the florist business segment’s marketing efforts.  In addition, the florist business segment also supplies advertising and marketing tools on a local basis for FTD member florists to support the Company’s co-branded marketing strategy.  FTD member florists are provided with advertising tools such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information.  In addition, FTD florists can purchase customizable direct mail pieces through FTD.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30.  Seasonality is also attributable to increased revenues in the quarter ended March 31 related to the increased shipments of holiday products to florists in anticipation of the popular floral holiday of Mother’s Day.  In addition, historical revenues and operating results will fluctuate in the first quarter of each fiscal year as a result of revenue generated from the Floral Selections Guide, which is published bi-annually.

Three months ended December 31, 2003 compared to the three months ended December 31, 2002

	Three Months Ended December 31,
Revenues	2003	2002	% Change
	(in thousands)
Florist business	$43,555	$40,084	8.7%
Consumer business	53,240	48,707	9.3%
Total revenues	$96,795	$88,791	9.0%

Total revenues increased by $8.0 million or 9.0%, to $96.8 million for the three-month period ended December 31, 2003, compared to $88.8 million for the three-month period ended December 31, 2002.

Florist business segment revenue increased by $3.5 million, or 8.7%, to $43.6 million for the three-month period ended December 31, 2003, compared to $40.1 million for the three-month period ended December 31, 2002.  The increase was due to improved penetration of its major product and service lines sold to FTD member florists and a solid Christmas holiday season.

Consumer business segment revenue increased by $4.5 million, or 9.3%, to $53.2 million for the three-month period ended December 31, 2003, compared to $48.7 million for the three-month period ended December 31, 2002.  This increase was due to both higher order volumes and an increase in average order value, compared to the three-month period ended December 31, 2002.  Total order volume was approximately 886,000 orders for the three-month period ended December 31, 2003, representing a 8.0% increase compared to the three month period ended December 31, 2002 order volume of approximately 821,000. Average order value increased to $60.07 for the three months ended December 31, 2003 compared to $59.33 for the three months ended December 31, 2002.  Growth in orders was led by an increase in specialty gift sales and the continued success in expanding existing and adding new alliances with marketing partners.  Specialty gift orders grew 54.6% for the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002, and continue to be a significant component of revenue in the Consumer Business segment.  Specialty gift orders comprised 30.0% of total orders for the three-month period ended December 31, 2003 in comparison to 21.0% of total orders for the three-month period ended December 31, 2002.  Within the Consumer Business segment, plants, cookies and gourmet foods continue to be top sellers in the overall specialty gift category.  Internet orders were 81.1% of total order volume for the three-month period ended December 31, 2003, compared to 76.9% for the same period of the prior fiscal year.

	Three Months Ended December 31,
Costs of goods sold and services provided	2003	2002	% Change
	(in thousands)
Florist business	$13,747	$12,806	7.3%
Consumer business	39,796	37,161	7.1%
Corporate	662	657	0.8%
Total costs of goods sold and services provided	$54,205	$50,624	7.1%

Total costs of goods sold and services provided increased by $3.6 million, or 7.1%, to $54.2 million for the three-month period ended December 31, 2003, compared to $50.6 million for the three-month period ended December 31, 2002.  Gross margin increased to 44.0% for the three-month period ended December 31, 2003 from 43.0% for the three-month period ended December 31, 2002, which is primarily due to an increase in the gross margin of the consumer business segment.

Costs of goods sold and services provided associated with the florist business segment increased by $0.9 million, or 7.3%, to $13.7 million for the three-month period ended December 31, 2003, compared to $12.8 million for the three-month period ended December 31, 2002, primarily due to the increased level of sales.  Gross margin for the florist business increased slightly to 68.4% for the three-month period ended December 31, 2003 from 68.1% for the three-month period ended December 31, 2002, which is primarily due to a change in the revenue mix.

Cost of goods sold and services provided associated with the consumer business segment increased by $2.6 million, or 7.1%, to $39.8 million for the three-month period ended December 31, 2003, compared to $37.2 million for the three-month period ended December 31, 2002, primarily due to an increase in order volume.  Gross margin for the consumer business increased to 25.3% for the three-month period ended December 31, 2003 from 23.7% for the three-month period ended December 31, 2002, partially due to growth in specialty gift sales, which typically have higher gross margins.

Cost of goods sold and services provided associated with corporate activities remained almost unchanged at $0.7 million for the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002.

	Three months ended December 31,
Advertising and selling costs	2003	2002	% Change
	(in thousands)
Florist business	$14,557	$14,000	4.0%
Consumer business	6,279	5,572	12.7%
Total advertising and selling costs	$20,836	$19,572	6.5%

Advertising and selling costs increased by $1.2 million, or 6.5%, to $20.8 million for the three-month period ended December 31, 2003, compared to $19.6 million for the three-month period ended December 31, 2002.

Advertising and selling costs associated with the florist business increased by $0.6 million, or 4.0%, to $14.6 million for the three-month period ended December 31, 2003, compared to $14.0 million for the three-month period ended December 31, 2002, partially due to the continued expansion of the sales force.

Advertising and selling costs associated with the consumer business increased by $0.7 million, or 12.7%, to $6.3 million for the three-month period ended December 31, 2003, compared to $5.6 million for the three-month period ended December 31, 2002, primarily due to an increase in direct marketing expenses and online advertising expenses.  The increase in direct marketing expense is primarily the result of direct response TV and radio advertising done in the current fiscal year that was not conducted during same period of the prior fiscal year.  The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with online marketing partnerships related to online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.

	Three Months Ended December 31,
General and administrative costs	2003	2002	% Change
	(in thousands)
Florist business	$2,634	$2,803	(6.0)%
Consumer business	3,948	3,509	12.5%
Corporate	7,505	6,180	21.4%
Total general and administrative costs	$14,087	$12,492	12.8%

General and administrative costs increased $1.6 million or 12.8% to $14.1 million for the three-month period ended December 31, 2003 compared $12.5 million for the three-month period ended December 31, 2002.

General and administrative costs for the florist business decreased by $0.2 million, or 6.0%, to $2.6 million for the three-month period ended December 31, 2003 compared to $2.8 million for the three-month period ended December 31, 2002.  This decrease was partially attributable to a decline in depreciation expenses related to systems associated with the Mercury Network, in which the capitalized costs have become fully amortized.

General and administrative costs for the consumer business increased by $0.4 million, or 12.5%, to $3.9 million for the three-month period ended December 31, 2003 compared to $3.5 million for the three-month period ended December 31, 2002, primarily due to an increase in headcount related to the expansion of the technology department and increased Web hosting costs resulting primarily from growth in Internet order volume.

Corporate general and administrative costs increased $1.3 million, or 21.4%, to $7.5 million for the three-month period ended December 31, 2003 compared to $6.2 million for the three-month period ended December 31, 2002, primarily due to $1.3 million of legal and professional fees related to the pending merger transaction with an affiliate of Leonard Green & Partners, L.P.

	Three Months Ended December 31,
Other income and expenses	2003	2002	% Change
	(in thousands)
Interest income	$(7)	$(18)	(61.1)%
Interest expense	204	477	(57.2)%
Other (income) expense, net	(1,534)	11	nm
Total other income and expenses	$(1,337)	$470	(384.5)%

Interest income decreased to $7,000 for the three-month period ended December 31, 2003 compared to $18,000 for the three-month period ended December 31, 2002.  This decrease is primarily due to a decrease in interest rates.

Interest expense decreased $0.3 million to $0.2 million for the three-month period ended December 31, 2003 compared to $0.5 million for the three-month period ended December 31, 2002.  The decrease is primarily due to a decrease in debt balances and a reduction in interest rates.

Other (income) expense, net was $1.5 million of income for the three-month period ended December 31, 2003 compared to $11,000 of expense for the three-month period ended December 31, 2002.  In the three-month period ended December 31, 2003, the Company recorded a $1.5 million gain related to a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers in connection with the FTD.COM securities litigation.

Six months ended December 31, 2003 compared to six months ended December 31, 2002

	Six Months Ended December 31,
Revenues	2003	2002	% Change
	(in thousands)
Florist business	$85,247	$86,028	(0.9)%
Consumer business	85,124	76,349	11.5%
Total revenues	$170,371	$162,377	4.9%

Total revenues increased by $8.0 million or 4.9%, to $170.4 million for the six-month period ended December 31, 2003, compared to $162.4 million for the six-month period ended December 31, 2002.

Florist business segment revenue decreased by $0.8 million, or 0.9%, to $85.2 million for the six-month period ended December 31, 2003, compared to $86.0 million for the six-month period ended December 31, 2002.  This decrease was primarily related to the fiscal 2003 bi-annual sale of the Floral Selections Guide to member florists, which provided $4.9 million of incremental revenue during the prior year period.  Additionally, in an effort to increase penetration of the Company’s technology platforms and to provide a more consistent revenue stream, the Company revised its mid-tier technology platform and began to lease this platform to customers in fiscal year 2004, rather than offer only a single sale of the equipment, as was the practice in past years.  This change contributed to a reduction of current year revenues associated with mid-tier technology products compared to the same period of the prior fiscal year.  These decreases were partially offset by improved penetration of its major product and service lines sold to FTD member florists and a solid Christmas holiday season.

Consumer business segment revenue increased by $8.8 million, or 11.5%, to $85.1 million for the six-month period ended December 31, 2003, compared to $76.3 million for the six-month period ended December 31, 2002.  This increase was due to both higher order volumes and increased average order value compared to the six-month period ended December 31, 2002.  Total order volume was approximately 1,386,000 orders for the six-month period ended December 31, 2003, representing a 9.0% increase over the prior fiscal year order volume of approximately 1,272,000.  This increase in order volume was partially due to an increase in specialty gift sales, the continued success in expanding existing and adding new alliances with marketing partners and expanded product offerings.  Additionally, the increase in order volume was attributable to the acquisition of A.F.E. Inc. (d/b/a Flowers USA), which was acquired by the Company in October 2002.  Internet orders were 80.4% of total orders for the six-month period ended December 31, 2003, compared to 76.6% for the six-month period ended December 31, 2002.  Average order value for the six-month period ended December 31, 2003 was $61.43, a 2.3% increase compared to $60.04 for the six-month period ended December 31, 2002.

	Six Months Ended December 31,
Costs of goods sold and services provided	2003	2002	% Change
	(in thousands)
Florist business	$28,268	$28,881	(2.1)%
Consumer business	63,846	58,636	8.9%
Corporate	1,292	1,227	5.3%
Total costs of goods sold and services provided	$93,406	$88,744	5.3%

Total costs of goods sold and services provided increased by $4.7 million, or 5.3%, to $93.4 million for the six-month period ended December 31, 2003, compared to $88.7 million for the six-month period ended December 31, 2002.  Gross margin decreased to 45.2% for the six-month period ended December 31, 2003 from 45.3% for the six-month period ended December 31, 2002, which is primarily due to the higher mix of sales in the Company’s lower margin consumer business.

Costs of goods sold and services provided associated with the florist business segment decreased by $0.6 million, or 2.1%, to $28.3 million for the six-month period ended December 31, 2003, compared to $28.9 million for the six-month period ended December 31, 2002, primarily due to the bi-annual sale of the Floral Selections Guide and the shift to leasing of the mid-tier technology platform partially offset by increased penetration of FTD products and services to FTD member florists.  Gross margin for the florist business increased to 66.8% for the six-month period ended December 31, 2003 from 66.4% for the six-month period ended December 31, 2002, partially due to the prior year sale of the Floral Selections Guide, which is a lower gross profit margin product.

Cost of goods sold and services provided associated with the consumer business segment increased by $5.2 million, or 8.9%, to $63.8 million for the six-month period ended December 31, 2003, compared to $58.6 million for the six-month period ended December 31, 2002, primarily due to an increase in order volume.  Gross margin for the consumer business increased to 25.0% for the six-month period ended December 31, 2003 from 23.2% for the six-month period ended December 31, 2002 partially due to growth in specialty gift sales, which typically have higher gross margins. Specialty gift orders grew 52.6% for the six month period ended December 31, 2003 compared to the six month period ended December 31, 2002. Specialty gift sales were 26.6% of total orders for the six-month period ended December 31, 2003, compared to 19.0% of total orders for the same period of the prior fiscal year.

Cost of goods sold and services provided associated with corporate activities increased $0.1 million, or 5.3%, to $1.3 million for the six-month period ended December 31, 2003, compared to $1.2 million for the six-month period ended December 31, 2002.  This increase relates primarily to increases in software and hardware maintenance costs.

	Six Months Ended December 31,
Advertising and selling costs	2003	2002	% Change
	(in thousands)
Florist business	$26,338	$25,478	3.4%
Consumer business	8,805	7,492	17.5%
Total advertising and selling costs	$35,143	$32,970	6.6%

Advertising and selling costs increased by $2.1 million, or 6.6%, to $35.1 million for the six-month period ended December 31, 2003, compared to $33.0 million for the six-month period ended December 31, 2002.

Advertising and selling costs associated with the florist business increased by $0.8 million, or 3.4%, to $26.3 million for the six-month period ended December 31, 2003, compared to $25.5 million for the six-month period ended December 31, 2002, primarily due to the expansion of the technology sales department and the continued expansion of the sales force, partially offset by a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse.

Advertising and selling costs associated with the consumer business increased by $1.3 million, or 17.5%, to $8.8 million for the six-month period ended December 31, 2003, compared to $7.5 million for the six-month period ended December 31, 2002, primarily due to an increase in online advertising expenses and direct marketing expenses.  The increase in online advertising expense is primarily the result of an increase in order volume and the cost per order associated with online marketing partnerships related to online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement The increase in direct marketing expense is primarily the result of direct response TV and radio advertising done in the current fiscal year that was not conducted during same period of the prior fiscal year.

	Six Months Ended December 31,
General and administrative costs	2003	2002	% Change
	(in thousands)
Florist business	$5,351	$5,335	0.3%
Consumer business	6,943	6,047	14.8%
Corporate	13,530	12,812	5.6%
Total general and administrative costs	$25,824	$24,194	6.7%

General and administrative costs increased $1.6 million or 6.7% to $25.8 million for the six-month period ended December 31, 2003 compared $24.2 million for the six-month period ended December 31, 2002.

General and administrative costs for the florist business remained constant at $5.4 million for the six-month period ended December 31, 2003 compared to $5.3 million for the six-month period ended December 31, 2002.

General and administrative costs for the consumer business increased by $0.9 million, or 14.8%, to $6.9 million for the six-month period ended December 31, 2003 compared to $6.0 million for the six-month period ended December 31, 2002, primarily due to increased Web hosting costs resulting primarily from growth in Internet order volume, increased depreciation expense and an increase in headcount related to an expansion of the technology department.

Corporate general and administrative costs increased $0.7 million, or 5.6%, to $13.5 million for the six-month period ended December 31, 2003 compared to $12.8 million for the six-month period ended December 31, 2002, primarily due to $1.3 million of legal and professional fees related to the pending merger transaction with an affiliate of Leonard Green & Partners, L.P.  This was partially offset by a decrease in deferred compensation expenses resulting from the full vesting of restricted stock during the prior fiscal year and a decrease in compensation expense.

	Six Months Ended December 31,
Other income and expenses	2003	2002	% Change
	(in thousands)
Interest income	$(13)	$(127)	(89.8)%
Interest expense	445	1,077	(58.7)%
Other (income) expense, net	(1,469)	(45)	nm
Total other income and expenses	$(1,037)	$905	(214.6)%

Interest income decreased to $13,000 for the six-month period ended December 31, 2003 compared to $127,000 for the six-month period ended December 31, 2002.  This decrease is primarily related to a decrease in cash balances and a decrease in interest rates.

Interest expense decreased $0.7 million to $0.4 million for the six-month period ended December 31, 2003 compared to $1.1 million for the six-month period ended December 31, 2002.  The decrease is primarily due to a decrease in debt balances and a reduction in interest rates.

Other (income) expense, net was $1.5 million of income for the six-month period ended December 31, 2003 compared to $45,000 of income for the six-month period ended December 31, 2002.  In the six-month period ended December 31, 2003, the Company recorded a $1.5 million gain related to a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers in connection with the FTD.COM securities litigation.

Liquidity and Capital Resources

Cash and cash equivalents increased to $11.3 million at December 31, 2003 from $1.9 million at June 30, 2003.

Cash provided by operating activities was $19.2 million for the six-month period ended December 31, 2003, which primarily consisted of net income and changes in working capital related to the Christmas holiday.  Cash provided by operating activities was $13.6 million for the six-month period ended December 31, 2002, which primarily consisted of net income and changes in working capital related to the Christmas holiday.

Cash used in investing activities was $3.4 million for the six-month period ended December 31, 2003, which consisted of capital expenditures.  For the six-month period ended December 31, 2002, cash used in investing activities was $15.1 million, which primarily consisted of $12.7 million used to purchase certain assets of Flowers Direct and the outstanding stock of Flowers USA, and $2.5 million of capital expenditures.

Cash used in financing activities was $6.5 million for the six-month period ended December 31, 2003, which primarily consisted of $6.5 million of net repayments of the revolving credit facility.  Cash used in financing activities was $31.2 million for the six-month period ended December 31, 2002, which primarily consisted of $27.0 million of net repayments on the revolving credit facility and $4.1 million used to repurchase common stock into treasury.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2002 Amended Credit Agreement.  The 2002 Amended Credit Agreement provides maximum availability of $75.0 million.  Borrowings under the 2002 Amended Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At December 31, 2003, the Company had no outstanding debt under the revolving credit facility and $2.8 million outstanding under various letters of credit.  Borrowings under the revolving credit facility will mature on December 31, 2005.  The 2002 Amended Credit Agreement includes covenants, which, among other things, require that the Company maintain a total funded debt to EBITDA ratio at the end of any fiscal quarter of no greater than 2.5 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0 if total funded debt is equal to or greater than $25.0 million and 1.75 to 1.0 if total funded debt is less than $25.0 million.  In addition, the Company is required to maintain a minimum level of consolidated net worth of $90.0 million plus 50% of net income for each fiscal quarter of the Company beginning in the quarter ended September 30, 2002, for which net income is a positive amount, plus 100% of the net cash proceeds received from certain issuances of equity securities other than pursuant to the exercise of employee stock options.  At December 31, 2003, the Company was in compliance with the covenants contained in the 2002 Amended Credit Agreement.

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

Income Taxes

The provision for income taxes for the six-month periods ended December 31, 2003 and 2002 was $6.7 million, reflecting an effective rate of 39.2%, and $6.4 million, reflecting an effective rate of 41.2%, respectively.  The effective tax rate for the current fiscal year period is lower than the effective tax rate for the prior fiscal year period due to the non-taxable gain on insurance proceeds, partially offset by certain non-deductible expenditures incurred in the current fiscal year related to the pending merger with an affiliate of Leonard Green & Partners L.P.

At December 31, 2003, the net current deferred tax asset was $4.7 million and the net long-term deferred tax liability was $5.5 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for deferred tax assets.

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

In addition, the Company also sells computer equipment and software to FTD member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue from hardware products (including specified upgrades/enhancements) at the time of shipment for systems which are sold.  The Company recognizes revenue from software products which are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

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

Related Party Transactions

The Company incurred expenses of $0.5 million and $1.0 million for the three- and six-month periods respectively, ended December 31, 2003 and 2002, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which are stockholders or affiliates of the Company.  The Company’s management consulting services agreement that it entered into with these parties requires payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses continuing through June 30, 2005.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements”  within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, including: statements regarding the proposed transaction with Leonard Green & Partners, L.P.; statements regarding anticipated revenue growth and profitability, including the anticipated effect of charges and gains that are not expected to reoccur; expectations regarding the benefits of investments in new products, programs and offerings; and statements regarding opportunities and trends within both the consumer and florist business segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings.  These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry.  Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the failure to obtain the necessary stockholder approval or required financing for the proposed transaction with Leonard Green & Partners, L.P. in a timely manner or at all; satisfaction of various other closing conditions contained in the definitive merger agreement; the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the acceptance by members of the new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to FTD member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company’s marketing campaigns; the ability to retain customers and increase average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; the Company’s ability to integrate additional partners or acquisitions, if any are identified; and the resolution of pending or threatened litigation.  These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities.  At December 31, 2003, no debt was outstanding under the 2002 Amended Credit Agreement.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar, the

Swiss Franc and the EURO.  The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the three- or six-month periods ended December 31, 2003 and 2002.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars, Swiss Francs and EUROS are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar, Swiss Franc or EURO.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

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

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of FTD, Inc. Class A Common Stock valued at $10.7 million to the members of the class.  In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement and related administrative costs.  In November 2003, the Company distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  At December 31, 2003, the consolidated balance sheet reflects the remaining $7.3 million and related administrative costs in other accrued liabilities.

In the second quarter of fiscal year 2004, the Company recorded a gain of $1.5 million related to a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers in connection with the FTD.COM securities litigation. The Company had been pursuing claims against two insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers.  The Company has settled with the former carrier and is continuing to pursue claims against the latter.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers has initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subject of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage.  Any further recoveries from the insurance providers relating to the settlement will be recorded as Other Income in the period realized.

On December 30, 2003, Teleflora LLC filed a complaint in the U.S. District Court for the Northern District of California in San Jose against FTD.  The complaint alleges, among other things, misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud, through, among other things, unauthorized access to Teleflora LLC software by FTD.  Among other things, Teleflora LLC claims that FTD “hacked” into certain of Teleflora LLC’s flower shop management software and systems licensed by individual florists and improperly modified Teleflora LLC software to permit florists to use the FTD network to process orders or credit card transactions.  Teleflora LLC also claims that some florists who have licensed a Teleflora LLC shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora LLC and install an FTD system.  Teleflora LLC is seeking compensatory damages in excess of  $5.0 million as well as punitive damages and injunctive relief.  FTD is in the preliminary stages of investigating these allegations. FTD will vigorously defend against these claims and, further, is investigating whether it may assert its own claims against Teleflora LLC.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).
31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).
32	Section 1350 Certifications.

(b)         Reports on Form 8-K

On October 7, 2003, the Company filed a Current Report on Form 8-K under Items 5 (Other Events) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits) disclosing that on October 5, 2003, FTD, Inc. entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Mercury Man Holdings Corporation and Nectar Merger Corporation, each of which are wholly-owned subsidiaries of an affiliate of Leonard Green & Partners, L.P.  Pursuant to the Merger Agreement, FTD’s stockholders would receive $24.85 per share of common stock, in cash, upon the closing of the transaction.

On October 28, 2003, the Company furnished a Current Report on Form 8-K under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release, dated October 28, 2003, announcing its financial results for the first quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: January 30, 2004	By:	/S/ CARRIE A. WOLFE
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).
31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).
32	Section 1350 Certifications.