Form 10-Q
period 2004-03-31
FTD INC
filed 2004-05-20
CIK 944537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              to

Commission File Number 333-113807

FTD, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3711271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3113 WOODCREEK DRIVE

DOWNERS GROVE, IL 60515-5420

(Address of Principal Executive Offices)

(630) 719-7800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2004, there were 100 outstanding shares of the Registrant’s common stock, par value $.01 per share.

FTD, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FTD, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	June 30, 2003
	(Unaudited)	(Predecessor -Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,929	$1,921
Restricted cash	7,261	—
Accounts receivable, less allowance for doubtful accounts of $4,996 at March 31, 2004 and $5,284 at June 30, 2003	29,932	23,398
Inventories, net	8,016	8,668
Deferred income taxes	4,556	4,740
Prepaid expenses and other current assets	15,911	4,224

Total current assets	68,605	42,951
Property and equipment:
Land and improvements	1,380	1,600
Building and improvements	14,173	8,858
Mercury consoles	10	4,233
Furniture and equipment	4,751	19,131

Total	20,314	33,822
Less accumulated depreciation	293	20,648

Property and equipment, net	20,021	13,174
Other assets:
Other noncurrent assets, net	28,740	11,986
Customer lists, less accumulated amortization of $208 at March 31, 2004 and $1,023 at June 30, 2003	12,299	3,653
Trademark, less accumulated amortization of $2,719 at June 30, 2003	121,577	12,281
Goodwill, less accumulated amortization of $17,286 at June 30, 2003	337,054	120,326

Total other assets	499,670	148,246

Total assets	$588,296	$204,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,346	$37,729
Customer deposits	5,619	6,095
Unearned income	2,284	1,664
Other accrued liabilities	19,696	19,655
Current maturities of long term debt	850	—

Total current liabilities	66,795	65,143
Long-term debt	274,650	6,500
Post-retirement benefits and accrued pension obligations	4,531	4,858
Deferred income taxes	57,632	5,547
Stockholders’ equity:
Predecessor Company:
Preferred stock: $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 300,000,000 shares authorized; 15,516,800 shares issued at June 30, 2003	—	155
Class B convertible, $0.0005 par value, 20,000,000 shares authorized; 2,112,502 shares issued at June 30, 2003	—	1
Treasury Stock, at cost, 438,196 shares of Class A and 801,250 shares of Class B convertible as of June 30, 2003	—	(18,716)
Successor Company:
Common stock: $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in capital	185,390	148,840
Accumulated deficit	(703)	(7,086)
Accumulated other comprehensive income (loss)	1	(621)
Unamortized restricted stock	—	(250)

Total stockholders’ equity	184,688	122,323

Total liabilities and stockholders’ equity	$588,296	$204,371

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Period from February 24, 2004 through March 31, 2004	Predecessor
		Period from January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2003
Revenues:
Products	$21,087	$53,372	$66,480
Services	9,893	21,936	29,152

Total revenues	30,980	75,308	95,632
Costs of goods sold and services provided:
Products	15,407	41,315	49,791
Services	1,596	3,336	5,061

Total costs of goods sold and services provided	17,003	44,651	54,852
Gross profit:
Products	5,680	12,057	16,689
Services	8,297	18,600	24,091

Total gross profit	13,977	30,657	40,780
Operating expenses:
Advertising and selling	5,829	15,098	18,908
General and administrative	5,372	30,856	12,640

Total operating expenses	11,201	45,954	31,548

Income (loss) from operations	2,776	(15,297)	9,232
Other income and expenses:
Interest income	(61)	(9)	(17)
Interest expense	3,959	87	301
Other expense, net	33	364	45

Total other expenses, net	3,931	442	329

Income (loss) before income tax	(1,155)	(15,739)	8,903
Income tax expense (benefit)	(452)	(3,788)	3,655

Net income (loss)	$(703)	$(11,951)	$5,248

Other comprehensive (income) loss:
Foreign currency translation adjustments	(1)	24	(109)

Comprehensive income (loss)	$(702)	$(11,975)	$5,357

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Period from February 24, 2004 through March 31, 2004	Predecessor
		Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2003
Revenues:
Products	$21,087	$164,512	$172,193
Services	9,893	81,167	85,816

Total revenues	30,980	245,679	258,009
Costs of goods sold and services provided:
Products	15,407	125,216	128,693
Services	1,596	12,841	14,903

Total costs of goods sold and services provided	17,003	138,057	143,596
Gross profit:
Products	5,680	39,296	43,500
Services	8,297	68,326	70,913

Total gross profit	13,977	107,622	114,413
Operating expenses:
Advertising and selling	5,829	50,241	51,878
General and administrative	5,372	56,680	36,834

Total operating expenses	11,201	106,921	88,712

Income from operations	2,776	701	25,701
Other income and expenses:
Interest income	(61)	(22)	(144)
Interest expense	3,959	532	1,378
Other (income) expense, net	33	(1,105)	—

Total other (income) expenses, net	3,931	(595)	1,234

Income (loss) before income tax	(1,155)	1,296	24,467
Income tax expense (benefit)	(452)	2,898	10,063

Net income (loss)	$(703)	$(1,602)	$14,404

Other comprehensive (income) loss:
Foreign currency translation adjustments	(1)	(38)	(76)

Comprehensive income (loss)	$(702)	$(1,564)	$14,480

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period from February 24, 2004 through March 31, 2004	Predecessor
		Period from July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2003
Cash flows from operating activities:
Net income (loss)	$(703)	$(1,602)	$14,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	957	5,377	5,815
Deferred compensation expense	—	51	1,285
Amortization and write off of deferred financing costs and original issue discount	101	600	203
Provision for doubtful accounts	268	2,103	2,738
Deferred income taxes	—	(518)	2,606
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Restricted cash	(7,261)	—	1,400
Accounts receivable	129	(10,728)	(8,780)
Inventories	1,941	(1,289)	1,736
Prepaid expenses and other	(3,866)	(6,168)	(435)
Other noncurrent assets	26	123	137
Accounts payable	(20,626)	21,213	(5,137)
Other accrued liabilities, unearned income, and customer deposits	3,331	(131)	(1,826)

Net cash provided by (used in) operating activities	(25,703)	9,031	14,146

Cash flows from investing activities:
Acquisitions	—	—	(12,713)
Merger with Nectar Merger corporation	(420,948)	—	—
Expenditures related to the 2002 Merger	—	—	(2,504)
Capital expenditures	(446)	(4,169)	(3,308)
Decrease in officer notes receivable	—	—	248

Net cash used in investing activities	(421,394)	(4,169)	(18,277)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	15,500	(6,500)	(26,500)
Proceeds from issuance of long-term debt	260,000	—	—
Deferred financing costs	(10,282)	—	(224)
Capital contribution	184,454	—	—
Issuance of treasury stock	—	32	210
Repurchase of treasury stock	—	—	(4,314)

Net cash provided by (used in) financing activities	449,672	(6,468)	(30,828)

Effect of foreign exchange rate changes on cash	1	38	76

Net increase (decrease) in cash and cash equivalents	2,576	(1,568)	(34,883)
Cash and cash equivalents at beginning of period	353	1,921	36,410

Cash and cash equivalents at end of period	$2,929	$353	$1,527

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$2,408	$360	$1,320

Income taxes	$3,258	$7,238	$6,864

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

On February 24, 2004 the Company completed a merger transaction with an affiliate of Leonard Green & Partners, L.P. In the merger, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (“the 2004 Merger”). As a result of the 2004 Merger, the Company ceased to have its equity publicly traded and became a wholly owned subsidiary of Mercury Man Holdings Corporation, an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P. See Note 3 for further detail. The results of operations presented herein for all periods prior to the 2004 Merger are sometimes referred to as the results of operations of the “Predecessor.”

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Predecessor’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2003. The accompanying consolidated financial statements include the Company’s operations for the period from February 24, 2004 through March 31, 2004 and the Predecessor’s operations prior to the 2004 Merger. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Certain amounts in the consolidated financial statements for the nine-month period ended March 31, 2003 have been reclassified to conform to the current period presentation.

Note 3. 2004 Merger with Nectar Merger Corporation

As described above, effective February 24, 2004, the Company completed the 2004 Merger with an affiliate of Leonard Green & Partners, L.P. for $421.9 million, which excludes fees that were expensed by the Predecessor. Upon consummation of the 2004 Merger, each issued and outstanding share of FTD, Inc. common stock, other than treasury shares and shares owned by Mercury Man Holdings Corporation, was cancelled and converted automatically into the right to receive $24.85 per share in cash.

The transaction was financed by a $185.4 million equity investment in the preferred and common stock of Mercury Man Holdings Corporation by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P., and certain members of the Company’s senior management, including $0.9 million in the form of an exchange of a portion of management’s ownership in the Predecessor’s common stock, the proceeds from the issuance of $175.0 million in senior subordinated notes due 2014 (the “Notes”) and borrowings under a new $135.0 million senior secured credit facility, comprised of an $85.0 million senior secured term loan facility and a $50.0 million revolving credit facility.

The Company accounted for the 2004 Merger using the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

Current assets:
Cash	$353
Accounts receivable	30,995
Inventories	9,957
Deferred income taxes	4,556
Prepaid expenses and other	12,045
Property and equipment	20,303
Other noncurrent assets	17,840
Customer list	12,507
Trademarks	121,577
Goodwill	337,054

Total assets acquired	$567,187

Current liabilities:
Accounts payable	$58,942
Customer deposits	5,677
Unearned income	1,828
Other accrued liabilities	16,685
Post-retirement benefits and accrued pension obligations	4,509
Deferred tax liability	57,632

Total liabilities assumed	145,273

Net assets acquired	$421,914

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the $337.1 million in goodwill recorded as part of the 2004 Merger will not be amortized and will be tested for impairment at least annually. The goodwill is not deductible for tax purposes.

The unaudited pro forma results of operations data for the three- and nine-month periods ended March 31, 2004 and 2003 as if the 2004 Merger had occurred on July 1, 2002, and excluding costs related to the 2004 Merger, are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Total revenues	$106,288	$95,632	$276,659	$258,009

Income from operations	9,018	8,713	24,792	23,567

Pro forma net income	$607	$2,316	$6,006	$5,357

The above results may not be representative of future periods.

Note 4. Revenues from Sale of Floral Selections Guide

As a condition of FTD membership, all FTD florists must purchase a Floral Selections Guide, a counter display catalog featuring FTD products for all occasions, and related workbook upon the publication of a new Floral Selections Guide or upon initial membership. The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing. There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases. Revenue from the sales of the Floral Selections Guide during the three-and nine-month periods ended March 31, 2003 was $0.1 million and $5.1 million, respectively.

Beginning in fiscal year 2004, new FTD members are charged a monthly fee, and beginning with the distribution of the next Floral Selections Guide in fiscal year 2005, all FTD members will be charged a monthly fee for the use of the Floral Selections Guide while an active FTD member. Accordingly, revenues are recorded on a monthly basis consistent with monthly fee revenues. During the three- and nine-month periods ended March 31, 2004, there were $60,000 and $111,000, of revenues related to the Floral Selections Guide, respectively.

Note 5. Financing Arrangements

$135.0 million Senior Secured Credit Facilities

In connection with the consummation of the 2004 Merger, the Company terminated its then existing senior secured credit facility and entered into a new senior secured credit facility (the “2004 Credit Agreement”) with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent.

The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.

Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at the Company’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”). For the first six months following the 2004 Merger on February 24, 2004, the applicable margin for base rate loans will be 175 basis points and for LIBOR loans will be 275 basis points. Beginning six months after the consummation of the 2004 Merger, the applicable margin for borrowings under the 2004 Credit Agreement will vary based upon the consolidated leverage ratio, as defined in the 2004 Credit Agreement.

The 2004 Credit Agreement includes covenants that, among other things, require that the Company maintain a specific ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense at the end of any fiscal quarter of no less than 2.1 to 1.0, a fixed charge coverage ratio of no less than 1.4 to 1.0 and a leverage ratio not to exceed 6.0 to 1.0. The Company was in compliance with all debt covenants as of March 31, 2004.

The Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, including the indenture governing the notes, make capital expenditures and engage in transactions with affiliates.

There was $100.5 million in outstanding debt at March 31, 2004 under the 2004 Credit Agreement. The Company is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements. In addition, subject to certain exceptions, the Company is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt. The term loan amortizes at $850,000 per year with the remaining balance due at maturity.

As a result of entering into the 2004 Credit Agreement, the Company recorded $4.0 million of deferred financing costs, which were allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized straight-line over the respective terms. Additionally, $0.4 million of unamortized deferred financing costs associated with the previous credit agreement were expensed in the Predecessor’s period ended February 23, 2004. This expense is reflected in other expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

$175.0 million 7.75% Senior Subordinated Notes due 2014

On February 6, 2004, Nectar Merger Corporation completed the issuance and sale of $175.0 million in aggregate principal amount of the Notes. The Notes will mature on February 15, 2014 and interest is payable on February 15 and August 15 of each year. The proceeds from the issuance of the Notes were used in the financing of the 2004 Merger. Upon consummation of the 2004 Merger, the Company assumed Nectar Merger Corporation’s obligations under the Notes.

The Notes are unsecured, senior subordinated obligations, ranking junior in right of payment to all of the Company’s existing and future senior indebtedness and equal in right of payment to all of the Company’s existing and future senior subordinated indebtedness. The Notes rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are unconditionally guaranteed by the Company’s subsidiary guarantors on a senior subordinated basis.

The terms of the Notes provide for certain limitations on the Company’s ability to incur additional indebtedness and issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates, enter into certain merger, sale or consolidation transactions, guarantors and the release of guarantors.

As a result of issuing the Notes, the Company recorded $6.4 million of deferred financing costs, which are being amortized straight-line over the ten-year term of the Notes.

On April 9, 2004, the Company commenced an exchange offer for the Notes pursuant to which holders of the Notes have the option of exchanging their Notes for a new series of registered notes with substantially identical terms. The exchange offer is scheduled to expire on May 20, 2004, at 5:00 p.m., Eastern Time, subject to extension at the Company’s discretion.

Note 6. Related Party Transactions

For the period January 1, 2004 to February 23, 2004 and July 1, 2003 to February 23, 2004, the Predecessor incurred expenses of $0.3 million and $1.3 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Company prior to the 2004 Merger. The Company’s management consulting services agreement with these parties required payments aggregating $2.0 million, each fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated on February 24, 2004 upon the consummation of the 2004 Merger.

In connection with the 2004 Merger, the Company entered into a management services agreement with Leonard Green & Partners, L.P. Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004. Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained. The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended. For the period February 24, 2004 to March 31, 2004, the Company incurred expenses of $0.2 million related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Merger.

Note 7. Stock Awards and Incentive Plans

The Predecessor’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) provided for the issuance of up to 1,250,000 shares of Class A common stock, par value $0.01 per share (the “Class A Common Stock”) in connection with the granting of incentive or non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing. The 2002 Equity Incentive Plan was terminated in connection with the 2004 Merger.

The Predecessor had not granted any SARs, limited stock appreciation rights, deferred shares, or performance awards under the 2002 Equity Incentive Plan.

Outstanding nonqualified stock options were exercisable during a ten-year period beginning one to five years after the date of grant. All outstanding options were granted with an exercise price equal to either the fair market value on the date of grant of the optionee’s first date of employment with the Predecessor.

The Predecessor would have recognized additional income, net of taxes, of $5.0 million and $4.7 million for the period from January 1, 2004 through February 23, 2004 and July 1, 2003 through February 23, 2004, respectively, and additional compensation expense, net of taxes of $0.2 million for both the three- and nine-months ended March 31, 2003 if the estimated costs of the outstanding stock options had been recorded in the Predecessor’s consolidated financial statements. As such, net income would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income):

	Predecessor		Predecessor
	January 1, 2004 through February 23, 2004	Three Months Ended March 31, 2003	July 1, 2003 through February 23, 2004	Nine Months Ended March 31, 2003
Net income (loss), as reported	$(11,951)	$5,248	$(1,602)	$14,404
Add: stock-based employee compensation expense included in net income (loss), as reported, net of related tax effects	6	9	24	27
Add: option expense, merger related payout, net of related tax effects	6,424	—	6,424	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,400)	(201)	(1,758)	(269)

Pro forma net income (loss)	$(6,921)	$5,056	$3,088	$14,162

The options granted during fiscal year 2003 vested equally each year over a three-year period from the date of grant. As a result, the estimated cost indicated above reflected only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

During the period from July 1, 2003 through February 23, 2004, no options were granted, options to purchase 43,540 shares previously granted were canceled and options to purchase 3,360 shares were exercised. During the nine-month period ended March 31, 2003, pursuant to the terms of the 2002 Equity Incentive Plan, the options to purchase 620,200 shares of Class A Common Stock were granted at fair value, options to purchase 35,500 shares previously granted were canceled and options to purchase 23,150 shares were exercised.

During the period from July 1, 2003 through February 23, 2004, 1,218 shares of restricted stock were granted and for the nine month period ended March 31, 2003, 11,992 restricted shares were issued, at fair value, of Class A Common Stock. During the period from July 1, 2003 through February 23, 2004, 10,000 restricted shares were canceled. No restricted shares where canceled during the nine-month period ended March 31, 2003.

Compensation expense of $51,000 and $1.3 million for the period from July 1, 2003 through February 23, 2004 and the nine months ended March 31, 2003, respectively, related to restricted stock and options is included in general and administrative expenses.

Note 8. Capital Transactions

During the period from July 1, 2003 through February 23, 2004, the Predecessor did not repurchase any shares of its Class A Common Stock. During the nine-month period ended March 31, 2003, the Predecessor repurchased 169,544 shares of Class A Common Stock at an approximate cost of $2.3 million. In addition, during the nine-month period ended March 31, 2003, the Company paid $2.0 million related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.

In November 2003, the Predecessor issued 139,493 shares of Class A Common Stock valued at $3.4 million in as payment for a portion of the $10.7 million settlement related to “In RE FTD.COM Inc. Shareholders Litigation.” See Note 9, Commitments and Contingencies, for additional information.

Note 9. Commitment and Contingencies

The Company, FTD, FTD.COM and the directors of the Company and FTD.COM were named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all former public stockholders of FTD.COM: Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC. These lawsuits were filed beginning on March 5, 2002, after the press release announcing the 2002 merger with FTD.COM was issued. Shortly thereafter, the lawsuits were consolidated by the Court into a single lawsuit: Highwood Partners, L.P. v. IOS Brands, Civil Action No. 19556 NC. Subsequently, the case was renamed: “In RE FTD.COM Inc. Shareholders Litigation.” Following the consolidation of the cases, plaintiffs voluntarily dismissed one of the five combined cases with prejudice. The complaints generally make essentially the same allegations, namely that:

•	the offer by the Company to exchange 0.26 shares of Class A Common Stock for each share of FTD.COM common stock is inadequate,

•	the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the merger proposal,

•	the Company and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction, and

•	the Company, FTD.COM and certain individual defendants timed the 2002 merger with FTD.COM to deny public stockholders the full potential increase in FTD.COM’s stock price following the 2002 merger with FTD.COM.

The Company, on behalf of all defendants, reached an agreement to settle the consolidated shareholder class actions pending in the Court of Chancery for New Castle County in Wilmington, Delaware, titled “In RE FTD.COM Inc. Shareholders Litigation.” A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter has been executed (the “Stipulation and Settlement Agreement”).

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

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of Class A Common Stock valued at $10.7 million in full and final settlement of the case. In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement and costs related to issuing and distributing the settlement shares. In November 2003, pursuant to the court approved Stipulation and Settlement Agreement, the Company, on behalf of all defendants, distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability. Pursuant to the terms of the Stipulation and Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is scheduled to be due later in 2004. Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation.

The Company pursued claims against the two insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers. In the second quarter of fiscal year 2004, the Company recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subjects of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings accordingly including an answer and counterclaim. A motion to dismiss FTD’s counterclaims has been filed by the insurance carrier, which has been opposed by FTD.COM. The motion has been fully briefed and is awaiting judgment by the court. In the meantime, the parties are conducting necessary discovery including depositions of representatives of both parties, which are scheduled to be concluded by May 30, 2004. Any further recoveries from the insurance providers relating to the settlement will be recorded as Other Income in the period realized.

On December 30, 2003, Teleflora LLC filed a complaint in the U.S. District Court for the Northern District of California in San Jose against FTD. The complaint alleges, among other things, misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud, through, among other things, unauthorized access to Teleflora LLC software by FTD. Among other things, Teleflora LLC claims that FTD “hacked” into certain of Teleflora LLC’s flower shop management software and systems licensed by individual florists and improperly modified Teleflora LLC software to permit florists to use the FTD network to process orders or credit card transactions. Teleflora LLC also claims that some florists who have licensed a Teleflora LLC shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora LLC and install an FTD system. Teleflora LLC is seeking compensatory damages in excess of $5.0 million as well as punitive damages and injunctive relief. FTD is completing the final stages of limited accelerated discovery in connection with a motion for preliminary injunction brought by Teleflora relating to the allegations of hacking into and modifying Teleflora flower shop software and systems to permit florists licensed on such software and systems to use the FTD network to process orders and credit card transactions. Teleflora notified FTD that it is no longer seeking preliminary injunctive relief on its contractual interference claim. Such preliminary injunction motion is presently scheduled for hearing on June 21, 2004. FTD has filed a motion to dismiss several of the claims by Teleflora in its complaint, which has been fully briefed by both sides. FTD intends to defend itself vigorously against any claims that remain in the case after the ruling on the motion to dismiss. FTD is also investigating asserting its own claims against Teleflora LLC.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Note 10. Segment Information

Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.

For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments. Accordingly, interest income, interest expense and tax expense are recorded on a consolidated corporate basis.

The florist business segment includes all products and services sold to FTD member florists and other retail locations offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesaling product sales. The consumer business segment encompasses floral and specialty gift items primarily sold to consumers through the www.ftd.com Web site or the 1-800-SEND-FTD toll-free telephone number.

The Company is currently in the process of allocating its assets to the respective business segments as a result of the 2004 Merger.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The following tables detail the Company’s and the Predecessor’s operating results by reportable business segment for the three- and nine-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	Period from February 24, 2004 through March 31, 2004			Predecessor Period from January 1, 2004 through February 23, 2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$17,181	$31	$17,212	$31,806	$119	$31,925
Consumer business	15,015	(1,247)	13,768	46,709	(3,326)	43,383

Total	32,196	(1,216)	30,980	78,515	(3,207)	75,308

Costs of goods sold and services provided:
Florist business	6,628	(218)	6,410	11,948	(442)	11,506
Consumer business	10,507	(117)	10,390	33,096	(333)	32,763
Corporate	203	—	203	382	—	382

Total	17,338	(335)	17,003	45,426	(775)	44,651

Gross profit:
Florist business	10,553	249	10,802	19,858	561	20,419
Consumer business	4,508	(1,130)	3,378	13,613	(2,993)	10,620
Corporate	(203)	—	(203)	(382)	—	(382)

Total	14,858	(881)	13,977	33,089	(2,432)	30,657

Advertising and selling:
Florist business	5,602	(879)	4,723	12,518	(2,430)	10,088
Consumer business	1,106	—	1,106	5,010	—	5,010

Total	6,708	(879)	5,829	17,528	(2,430)	15,098

General and administrative:
Florist business	836	—	836	1,757	—	1,757
Consumer business	1,404	(142)	1,262	3,422	(447)	2,975
Corporate	3,134	140	3,274	25,679	445	26,124

Total	5,374	(2)	5,372	30,858	(2)	30,856

Operating income (loss) before corporate allocations:
Florist business	4,115	1,128	5,243	5,583	2,991	8,574
Consumer business	1,998	(988)	1,010	5,181	(2,546)	2,635
Corporate	(3,337)	(140)	(3,477)	(26,061)	(445)	(26,506)

Total	2,776	—	2,776	(15,297)	—	(15,297)

Corporate allocations:
Florist business	999	—	999	1,957	—	1,957
Consumer business	242	—	242	437	—	437
Corporate	(1,241)	—	(1,241)	(2,394)	—	(2,394)

Total	—	—	—	—	—	—

Operating income (loss):
Florist business	3,116	1,128	4,244	3,626	2,991	6,617
Consumer business	1,756	(988)	768	4,744	(2,546)	2,198
Corporate	(2,096)	(140)	(2,236)	(23,667)	(445)	(24,112)

Total	$2,776	$—	$2,776	$(15,297)	$—	$(15,297)

Depreciation and amortization:
Florist business	$209	$—	$209	$402	$—	$402
Consumer business	127	—	127	243	—	243
Corporate	621	—	621	711	—	711

Total	$957	$—	$957	$1,356	$—	$1,356

	Predecessor Three Months Ended March 31, 2003
	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$45,652	$(69)	$45,583
Consumer business	54,195	(4,146)	50,049

Total	99,847	(4,215)	95,632

Costs of goods sold and services provided:
Florist business	17,082	(489)	16,593
Consumer business	38,266	(629)	37,637
Corporate	622	—	622

Total	55,970	(1,118)	54,852

Gross profit:
Florist business	28,570	420	28,990
Consumer business	15,929	(3,517)	12,412
Corporate	(622)	—	(622)

Total	43,877	(3,097)	40,780

Advertising and selling:
Florist business	16,637	(3,066)	13,571
Consumer business	5,337	—	5,337

Total	21,974	(3,066)	18,908

General and administrative:
Florist business	2,912	—	2,912
Consumer business	4,187	(550)	3,637
Corporate	5,572	519	6,091

Total	12,671	(31)	12,640

Operating income (loss) before corporate allocations:
Florist business	9,021	3,486	12,507
Consumer business	6,405	(2,967)	3,438
Corporate	(6,194)	(519)	(6,713)

Total	9,232	—	9,232

Corporate allocations:
Florist business	2,881	—	2,881
Consumer business	815	—	815
Corporate	(3,696)	—	(3,696)

Total	—	—	—

Operating income (loss):
Florist business	6,140	3,486	9,626
Consumer business	5,590	(2,967)	2,623
Corporate	(2,498)	(519)	(3,017)

Total	$9,232	$—	$9,232

Depreciation and amortization:
Florist business	$650	$—	$650
Consumer business	296	—	296
Corporate	1,094	—	1,094

Total	$2,040	$—	$2,040

	Nine Months Ended March 31,
	Period from February 24, 2004 through March 31, 2004			Predecessor Period from July 1, 2003 through February 23, 2004
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$17,181	$31	$17,212	$116,878	$294	$117,172
Consumer business	15,015	(1,247)	13,768	138,965	(10,458)	128,507

Total	32,196	(1,216)	30,980	255,843	(10,164)	245,679

Costs of goods sold and services provided:
Florist business	6,628	(218)	6,410	41,477	(1,703)	39,774
Consumer business	10,507	(117)	10,390	97,639	(1,030)	96,609
Corporate	203	—	203	1,674	—	1,674

Total	17,338	(335)	17,003	140,790	(2,733)	138,057

Gross profit:
Florist business	10,553	249	10,802	75,401	1,997	77,398
Consumer business	4,508	(1,130)	3,378	41,326	(9,428)	31,898
Corporate	(203)	—	(203)	(1,674)	—	(1,674)

Total	14,858	(881)	13,977	115,053	(7,431)	107,622

Advertising and selling:
Florist business	5,602	(879)	4,723	43,841	(7,415)	36,426
Consumer business	1,106	—	1,106	13,815	—	13,815

Total	6,708	(879)	5,829	57,656	(7,415)	50,241

General and administrative:
Florist business	836	—	836	7,108	—	7,108
Consumer business	1,404	(142)	1,262	11,242	(1,324)	9,918
Corporate	3,134	140	3,274	38,346	1,308	39,654

Total	5,374	(2)	5,372	56,696	(16)	56,680

Operating income (loss) before corporate allocations:
Florist business	4,115	1,128	5,243	24,452	9,412	33,864
Consumer business	1,998	(988)	1,010	16,269	(8,104)	8,165
Corporate	(3,337)	(140)	(3,477)	(40,020)	(1,308)	(41,328)

Total	2,776	—	2,776	701	—	701

Corporate allocations:
Florist business	999	—	999	8,028	—	8,028
Consumer business	242	—	242	1,880	—	1,880
Corporate	(1,241)	—	(1,241)	(9,908)	—	(9,908)

Total	—	—	—	—	—	—

Operating income (loss):
Florist business	3,116	1,128	4,244	16,424	9,412	25,836
Consumer business	1,756	(988)	768	14,389	(8,104)	6,285
Corporate	(2,096)	(140)	(2,236)	(30,112)	(1,308)	(31,420)

Total	$2,776	$—	$2,776	$701	$—	$701

Depreciation and amortization:
Florist business	$209	$—	$209	$1,661	$—	$1,661
Consumer business	127	—	127	920	—	920
Corporate	621	—	621	2,796	—	2,796

Total	$957	$—	$957	$5,377	$—	$5,377

	Predecessor Nine Months Ended March 31, 2003
	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$131,832	$(221)	$131,611
Consumer business	137,528	(11,130)	126,398

Total	269,360	(11,351)	258,009

Costs of goods sold and services provided:
Florist business	46,869	(1,395)	45,474
Consumer business	97,907	(1,634)	96,273
Corporate	1,849	—	1,849

Total	146,625	(3,029)	143,596

Gross profit:
Florist business	84,963	1,174	86,137
Consumer business	39,621	(9,496)	30,125
Corporate	(1,849)	—	(1,849)

Total	122,735	(8,322)	114,413

Advertising and selling:
Florist business	47,281	(8,232)	39,049
Consumer business	12,829	—	12,829

Total	60,110	(8,232)	51,878

General and administrative:
Florist business	8,247	—	8,247
Consumer business	11,081	(1,397)	9,684
Corporate	17,596	1,307	18,903

Total	36,924	(90)	36,834

Operating income (loss) before corporate allocations:
Florist business	29,435	9,406	38,841
Consumer business	15,711	(8,099)	7,612
Corporate	(19,445)	(1,307)	(20,752)

Total	25,701	—	25,701

Corporate allocations:
Florist business	8,715	—	8,715
Consumer business	2,351	—	2,351
Corporate	(11,066)	—	(11,066)

Total	—	—	—

Operating income (loss):
Florist business	20,720	9,406	30,126
Consumer business	13,360	(8,099)	5,261
Corporate	(8,379)	(1,307)	(9,686)

Total	$25,701	$—	$25,701

Depreciation and amortization:
Florist business	$1,945	$—	$1,945
Consumer business	561	—	561
Corporate	3,309	—	3,309

Total	$5,815	$—	$5,815

Note 11. Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations, and cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture to the Notes issued in February 2004. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including all domestic subsidiaries of FTD, Inc. Non-Guarantor subsidiaries include Florists’ Transworld Delivery Association of Canada, Ltd. and Florists’ Transworld Delivery de Mexico, both of which are insignificant and are therefore not separately presented. As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

Note 12. Subsequent Events

Effective May 13, 2004, the Company appointed Michael J. Soenen as its President and Chief Executive Officer. Mr. Soenen served as the President and Chief Operating Officer of FTD from October 2002 until February 2004 and a director of the Company from November 2002 until February 2004. From May 1999 until October 2002, Mr. Soenen served as the President and Chief Executive Officer of FTD.COM. Mr. Soenen joined the Company in 1996 and from January 1997 through May 1999, he served as Executive Vice President of Marketplace, Vice President-Marketing and Director of Sales Promotion. Mr. Soenen was an associate at Perry Corp. from August 1996 to December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers Inc., an investment banking firm. Mr. Soenen received a Bachelor of Arts from Kalamazoo College in 1992.

The Company announced the departure of Robert L. Norton, Chairman and Chief Executive Officer of the Company, effective May 13, 2004.

On May 12, 2004, the Company announced the departure of Carrie Wolfe, the Company’s former Chief Financial Officer. Her duties have been assumed by Jandy Tomy, the Company’s Controller.

Ms. Tomy was appointed as the Vice President and Treasurer of FTD in 2004 and has served as Controller of FTD since May 2002. From August 2000 until May 2002, Ms. Tomy served as the Controller and Manager of Finance and Accounting of FTD.COM. Prior to joining FTD.COM in August 2000, she was Regional Finance Manager and Manager of Financial Reporting at Universal Outdoor, Inc. (now Clear Channel Outdoor) and worked in the auditing group at Price Waterhouse (now PricewaterhouseCoopers LLP), an independent public accounting firm. Ms. Tomy received a Bachelor of Science in Accountancy from the University of Illinois in 1995 and is a Certified Public Accountant.

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

Due to the merger of the Company with an affiliate of Leonard Green & Partners, L.P., completed on February 24, 2004, this quarter’s results are being reported in two separate periods. A reconciliation of the pre- and post-merger periods is reflected in the tables included in the following discussion. The Company believes that the combined results for the fiscal year 2004 are useful to compare to the operations and financial results of the FTD business in the prior year periods. The results of operations presented herein for all periods prior to the 2004 Merger are sometimes referred to as the results of operations of the “Predecessor.”

Operations

The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

Florist business. The florist business segment includes revenue associated with the services and products provided to FTD member florists, primarily comprised of the services and products as described below. Membership as of March 31, 2004 and 2003 was approximately 20,500 and 20,200 members, respectively. Average membership for the three- and nine-months ending March 31, 2004 was 20,100 and 19,700 members, respectively, while average membership for the three- and nine-months ending March 31, 2003 was 20,700 and 20,600 members, respectively. Within the florist business segment, the Company’s member services sub-segment, which is comprised of clearinghouse services, publications and other member services products, represented 56% and 55% of the florist business revenue for each of the nine-month periods ended March 31, 2004 and 2003, respectively. The Company’s mercury technology sub-segment, which is comprised of Mercury Network services and Mercury computer equipment products and services, represented 14% of the florist business revenue for each of the nine-month periods ended March 31, 2004 and 2003. Specialty wholesaling products revenue represented 30% and 31% of the florist business revenue for each of the nine-month periods ended March 31, 2004 and 2003, respectively.

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

Mercury Network services. The Company’s Mercury Network is a proprietary telecommunications network linking the Company and approximately 72% of the FTD member florists at March 31, 2004 compared to approximately 68% at March 31, 2003. Florists who are linked by the Mercury Network are able to transmit orders and send each other messages electronically for a per order or per message fee. Revenues for the services related to transmitting orders and messages are recorded in the period the service is provided.

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

Consumer business. The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders and next-day delivery of specialty gift orders to nearly 100% of the U.S. population. The majority of orders are filled by a group of FTD member florists who adhere to FTD.COM’s quality and service standards. FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home, plants and stuffed animals.

Orders placed through the www.ftd.com Web site or 1-800-SEND-FTD are typically paid for using a credit card. When a customer makes a purchase that will be fulfilled by an FTD member florist, FTD.COM processes the order, charges the customer’s credit card and transmits the floral order to the Mercury Network or the specialty gift order to the manufacturer or third party distributor through a proprietary technology solution. FTD.COM generally charges the customer a service fee of $9.99, or a shipping fee, for each order placed.

Order revenue and service fees are reported net of discounts. FTD.COM recognizes 100% of the order value, including service fees and shipping and handling, as revenue and the associated costs of goods sold and services provided, including the costs incurred for shipping and handling, when the order is fulfilled.

Operating expenses. Selling expenses primarily include expenses related to the Company’s florist business sales force and rebates offered to florists as incentive to increase order volumes sent utilizing the FTD clearinghouse. Advertising expense is primarily related to the Company’s marketing and advertising programs on both national and local levels. FTD’s advertising promotes FTD member florists, FTD-branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

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

General and administrative expenses primarily consist of customer service and technology related expenses in both business segments and direct corporate expenses.

During the quarter ended June 30, 2004, Robert L. Norton, the Company’s former Chief Executive Officer, and Carrie A. Wolfe, the Company’s former Chief Financial Officer, departed the Company. The Company expects to incur certain costs with respect to their departures, which will be reflected in corporate general and administrative costs for the period ended June 30, 2004.

Seasonality. The Company’s business is seasonal. For example, the Company generated 20.3%, 24.4%, 26.3% and 29.0% of total revenue in the quarter ended September 30, December 31, March 31, and June 30 of fiscal year 2003, respectively. Revenues and operating results tend to be lower for the quarters ended September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. Seasonality is also attributable to increased revenues in the quarter ended March 31 related to the increased shipments of holiday products to florists in anticipation of the popular floral holiday of Mother’s Day. In addition, historical revenues and operating results will fluctuate in the first quarter of each fiscal year as a result of revenue generated from the Floral Selections Guide, which has historically been published bi-annually.

In view of seasonal variations in the revenues and operating results of the Company’s florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical financial performance and predicting the Company’s future financial performance. The Company’s working capital, cash and borrowings also fluctuate during the year as a result of the factors set forth above.

Three months ended March 31, 2004 (combined) compared to the three months ended March 31, 2003

	Three Months Ended March 31, 2004		Combined Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	% Change
Revenues	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$17,212	$31,925	$49,137	$45,583	7.8%
Consumer business	13,768	43,383	57,151	50,049	14.2%

Total revenues	$30,980	$75,308	$106,288	$95,632	11.1%

Revenue for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $75.3 million and $31.0 million, respectively. Combined revenues increased by $10.7 million or 11.1%, to $106.3 million for the three-month period ended March 31, 2004 compared to $95.6 million for the three-month period ended March 31, 2003.

Revenue for the florist business segment for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $31.9 million and $17.2 million, respectively. Combined florist business segment revenue increased by $3.5 million, or 7.8%, to $49.1 million for the three-month period ended March 31, 2004 compared to $45.6 million for the three-month period ended March 31, 2003. The increase was primarily due to increased sales in FTD’s wholesale products, improved penetration of the Company’s major product and service lines sold to FTD member florists and an increase in technology system sales and support revenue.

Revenue for the consumer business segment for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $43.4 million and $13.8 million, respectively. Combined consumer business segment revenue increased by $7.2 million, or 14.2%, to $57.2 million for the three-month period ended March 31, 2004 compared to $50.0 million for the three-month period ended March 31, 2003. This increase was primarily due to higher order volumes compared to the three-month period ended March 31, 2003. Growth in orders was led by an increase in specialty gift sales and the continued success in expanding existing and adding new alliances with marketing partners.

	Three Months Ended March 31, 2004		Combined Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	% Change
Costs of goods sold and services provided	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$6,410	$11,506	$17,916	$16,593	8.0%
Consumer business	10,390	32,763	43,153	37,637	14.7%
Corporate	203	382	585	622	(5.9%)

Total costs of goods sold and services provided	$17,003	$44,651	$61,654	$54,852	12.4%

Costs of goods sold and services provided for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $44.7 million and $17.0 million, respectively. Combined costs of goods sold and services provided increased by $6.8 million, or 12.4%, to $61.7 million for the three-month period ended March 31, 2004 compared to $54.9 million for the three-month period ended March 31, 2003. Total gross margin decreased to 42.0% for the three-month period ended March 31, 2004 from 42.6% for the three-month period ended March 31, 2003, which is primarily due to a higher mix of sales in the Company’s lower margin consumer business.

Costs of goods sold and services provided for the florist business segment for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $11.5 million and $6.4 million, respectively. Combined costs of goods sold and services provided associated with the florist business segment increased by $1.3 million, or 8.0%, to $17.9 million for the three-month period ended March 31, 2004 compared to $16.6 million for the three-month period ended March 31, 2003, primarily due to the increased level of sales. Gross margin for the florist business decreased slightly to 63.5% for the three-month period ended March 31, 2004 from 63.6% for the three-month period ended March 31, 2003.

Costs of goods sold and services provided for the consumer business segment for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $32.8 million and $10.4 million, respectively. Combined costs of goods sold and services provided associated with the consumer business segment increased by $5.6 million, or 14.7%, to $43.2 million for the three-month period ended March 31, 2004 compared to $37.6 million for the three-month period ended March 31, 2003, primarily due to an increase in revenues. Gross margin for the consumer business decreased to 24.5% for the three-month period ended March 31, 2004 from 24.8% for the three-month period ended March 31, 2003, partially due to increased shipping costs related to an increase in next day shipments.

Costs of goods sold and services provided related to corporate activities for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $0.4 million and $0.2 million, respectively. Combined costs of goods sold and services provided associated with corporate activities remained constant at $0.6 million for both the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004		Combined Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	% Change
Advertising and selling costs	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	4,723	10,088	14,811	13,571	9.1%
Consumer business	1,106	5,010	6,116	5,337	14.6%

Total advertising and selling costs	$5,829	$15,098	$20,927	$18,908	10.7%

Advertising and selling costs for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $15.1 million and $5.8 million, respectively. Combined advertising and selling costs increased by $2.0 million, or 10.7%, to $20.9 million for the three-month period ended March 31, 2004 compared to $18.9 million for the three-month period ended March 31, 2003.

Advertising and selling costs associated with the florist business for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $10.1 million and $4.7 million, respectively. Combined advertising and selling costs associated with the florist business increased by $1.2 million, or 9.1%, to $14.8 million for the three-month period ended March 31, 2004 compared to $13.6 million for the three-month period ended March 31, 2003, primarily due to the expansion of the technology sales department and the continued expansion of the sales force.

Advertising and selling costs associated with the consumer business for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $5.0 million and $1.1 million, respectively. Combined advertising and selling costs associated with the consumer business increased by $0.8 million, or 14.6%, to $6.1 million for the three-month period ended March 31, 2004 compared to $5.3 million for the three-month period ended March 31, 2003, primarily due to an increase in online advertising and direct marketing expenses. The increase in online advertising expense is primarily the result of an increase in order volume associated with online marketing partnerships related to online advertising placements. Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements. The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement. The increase in direct marketing expense is primarily the result of new marketing programs and partnerships entered into during the current fiscal year.

	Three Months Ended March 31, 2004		Combined Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	% Change
General and administrative costs	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$836	$1,757	$2,593	$2,912	(11.0%)
Consumer business	1,262	2,975	4,237	3,637	16.5%
Corporate	3,274	26,124	29,398	6,091	382.6%

Total general and administrative costs	$5,372	$30,856	$36,228	$12,640	186.6%

General and administrative costs for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $30.9 million and $5.4 million, respectively. Combined general and administrative costs increased $23.6 million or 186.6% to $36.2 million for the three-month period ended March 31, 2004 compared $12.6 million for the three-month period ended March 31, 2003.

General and administrative costs for the florist business segment for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $1.8 million and $0.8 million, respectively. Combined general and administrative costs for the florist business decreased by $0.3 million, or 11.0%, to $2.6 million for the three-month period ended March 31, 2004 compared to $2.9 million for the three-month period ended March 31, 2003. This decrease is due to cost control efforts in the florist business operations.

General and administrative costs for the consumer business segment for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $3.0 million and $1.3 million, respectively. Combined general and administrative costs for the consumer business increased by $0.6 million, or 16.5%, to $4.2 million for the three-month period ended March 31, 2004 compared to $3.6 million for the three-month period ended March 31, 2003, primarily due to an increase in headcount related to the expansion of the technology department and increased Web hosting costs resulting from growth in Internet order volume.

Corporate general and administrative costs for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $26.1 million and $3.3 million, respectively. Combined corporate general and administrative costs increased $23.3 million, to $29.4 million for the three-month period ended March 31, 2004 compared to $6.1 million for the three-month period ended March 31, 2003, primarily due to $22.1 million of expenses related to the 2004 Merger. Of the $22.1 million of expenses, $10.7 million related to the settlement of outstanding stock options, $5.3 million related to financial advisory fees and expenses, $2.9 million related to stay and sale bonuses and $2.2 million related to a directors and officers tail insurance policy, with the remaining costs related primarily to legal and audit fees. The remaining increase in corporate general and administrative costs was primarily due to severance related costs and an increase in legal fees related to the pending litigation with Teleflora LLC, as further discussed in Part II. Other Information, Item 1. Legal Proceedings. The Company is currently working with its insurance carrier to obtain coverage and is hoping to recover a portion of these legal costs.

	Three Months Ended March 31, 2004		Combined Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	% Change
Other income and expenses	Period from February 24, 2004 through March 31, 2004	Period from January 1, 2004 through February 23, 2004
	(in thousands)		(in thousands)
Interest income	$(61)	$(9)	$(70)	$(17)	311.8%
Interest expense	3,959	87	4,046	301	1,244.2%
Other expense, net	33	364	397	45	782.2%

Total other income and expenses	$3,931	$442	$4,373	$329	1,229.2%

Interest income for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $9,000 and $61,000, respectively. Combined interest income increased to $70,000 for the three-month period ended March 31, 2004 compared to $17,000 for the three-month period ended March 31, 2003. This increase is primarily due to interest earned on financing funds held in escrow for the two weeks prior to the closing of the 2004 Merger.

Interest expense for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $87,000 and $4.0 million, respectively. Combined interest expense increased $3.7 million to $4.0 million for the three-month period ended March 31, 2004 compared to $0.3 million for the three-month period ended March 31, 2003. The increase is primarily due to interest expense related to the incurrence of the new indebtedness used to finance the 2004 Merger and interest expense incurred on that debt for the period from February 24, 2004 through March 31, 2004.

Other expense, net for the period from January 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $0.4 million and $33,000, respectively. Combined other expense, net was $0.4 million for the three-month period ended March 31, 2004 compared to $45,000 for the three-month period ended March 31, 2003. The increase is primarily due to the write-off of $0.4 million of unamortized deferred financing fees associated with the Predecessor’s old senior secured credit facility, which was terminated in conjunction with the completion of the 2004 Merger.

Nine months ended March 31, 2004 (combined) compared to nine months ended March 31, 2003

	Nine Months Ended March 31, 2004		Combined Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	% Change
Revenues	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$17,212	$117,172	$134,384	$131,611	2.1%
Consumer business	13,768	128,507	142,275	126,398	12.6%

Total revenues	$30,980	$245,679	$276,659	$258,009	7.2%

Revenue for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $245.7 million and $31.0 million, respectively. Combined revenues increased by $18.7 million or 7.2%, to $276.7 million for the nine-month period ended March 31, 2004 compared to $258.0 million for the nine-month period ended March 31, 2003.

Revenue for the florist business segment for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $117.2 million and $17.2 million, respectively. Combined Florist Business segment revenue increased by $2.8 million, or 2.1%, to $134.4 million for the nine-month period ended March 31, 2004 compared to $131.6 million for the nine-month period ended March 31, 2003. This increase was partially related to increased sales in FTD’s wholesale products and improved penetration of the Company’s major product and service lines sold to FTD member florists. These increases were partially offset by a decrease in revenues due to the fiscal year 2003 bi-annual sale of the Floral Selections Guide to member florists, which provided $4.9 million of incremental revenue during the prior year period.

Revenue for the consumer business segment for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $128.5 million and $13.8 million, respectively. Combined consumer business segment revenue increased by $15.9 million, or 12.6%, to $142.3 million for the nine-month period ended March 31, 2004 compared to $126.4 million for the nine-month period ended March 31, 2003. This increase was due to higher order volumes and increased average order value compared to the nine-month period ended March 31, 2003. This increase in order volume was partially due to an increase in specialty gift sales, the continued success in expanding existing and adding new alliances with marketing partners and expanded product offerings. Also contributing to the increase in order volume was the orders attributable to the Flowers USA business, which was acquired by the Company in October 2002.

	Nine Months Ended March 31, 2004		Combined Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	% Change
Costs of goods sold and services provided	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$6,410	$39,774	$46,184	$45,474	1.6%
Consumer business	10,390	96,609	106,999	96,273	11.1%
Corporate	203	1,674	1,877	1,849	1.5%

Total costs of goods sold and services provided	$17,003	$138,057	$155,060	$143,596	8.0%

Costs of goods sold and services provided for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $138.1 million and $17.0 million, respectively. Combined costs of goods sold and services provided increased by $11.5 million, or 8.0%, to $155.1 million for the nine-month period ended March 31, 2004 compared to $143.6 million for the nine-month period ended March 31,

2003. Gross margin decreased to 44.0% for the nine-month period ended March 31, 2004 from 44.3% for the nine-month period ended March 31, 2003, which is primarily due to a higher mix of sales in the Company’s lower margin consumer business.

Costs of goods sold and services provided for the florist business segment for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $39.8 million and $6.4 million, respectively. Combined costs of goods sold and services provided associated with the florist business segment increased by $0.7 million, or 1.6%, to $46.2 million for the nine-month period ended March 31, 2004 compared to $45.5 million for the nine-month period ended March 31, 2003, primarily due to increased sales. Total gross margin for the florist business segment increased to 65.6% for the nine-month period ended March 31, 2004 from 65.4% for the nine-month period ended March 31, 2003, partially due to an increase in capital development projects in technology, which results in less development expense in the current year.

Costs of goods sold and services provided for the consumer business segment for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $96.6 million and $10.4 million, respectively. Combined costs of goods sold and services provided associated with the consumer business segment increased by $10.7 million, or 11.1%, to $107.0 million for the nine-month period ended March 31, 2004 compared to $96.3 million for the nine-month period ended March 31, 2003, primarily due to an increase in sales. Gross margin for the consumer business increased to 24.8% for the nine-month period ended March 31, 2004 from 23.8% for the nine-month period ended March 31, 2003. This increase in gross profit margin is partially due to growth in specialty gift sales, which typically have higher gross profit margins, and a decrease in phone orders, which typically have lower gross profit margins, as well as a decrease in order entry costs per order resulting from cost saving efficiencies such as lower call handling times not using an outsourced call center during the current fiscal year period.

Costs of goods sold and services provided related to corporate activities for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $1.7 million and $0.2 million, respectively. Combined costs of goods sold and services provided associated with corporate activities increased $0.1 million, or 1.5%, to $1.9 million for the nine-month period ended March 31, 2004, compared to $1.8 million for the nine-month period ended March 31, 2003. This increase relates primarily to increases in software maintenance costs related to new software purchases.

	Nine Months Ended March 31, 2004		Combined Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	% Change
Advertising and selling costs	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$4,723	$36,426	$41,149	$39,049	5.4%
Consumer business	1,106	13,815	14,921	12,829	16.3%

Total advertising and selling costs	$5,829	$50,241	$56,070	$51,878	8.1%

Advertising and selling costs for the period from July 1, 2004 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $50.2 million and $5.8 million, respectively. Combined advertising and selling costs increased by $4.2 million, or 8.1%, to $56.1 million for the nine-month period ended March 31, 2004 compared to $51.9 million for the nine-month period ended March 31, 2003.

Advertising and selling costs associated with the florist business for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $36.4 million and $4.7 million, respectively. Combined advertising and selling costs associated with the florist business increased by $2.1 million, or 5.4%, to $41.1 million for the nine-month period ended March 31, 2004 compared to $39.0 million for the nine-month period ended March 31, 2003, primarily due to the expansion of the technology sales department and the continued expansion of the sales force, offset by a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse.

Advertising and selling costs associated with the consumer business for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $13.8 million and $1.1 million, respectively. Combined advertising and selling costs associated with the consumer business increased by $2.1 million, or 16.3%, to $14.9 million for the nine-month period ended March 31, 2004 compared to $12.8 million for the nine-month period ended March 31, 2003, primarily due to an increase in online advertising expenses and direct marketing expenses. The increase in online advertising expense is primarily the result of an increase in order volume associated with online marketing partnerships related to online advertising placements. Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements. The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement. The order volume estimates used to book expense on a monthly basis are adjusted to actual order volumes by year-end, which coincides with the terms of these contracts. The increase in direct marketing expense is primarily the result of direct response television and radio advertising done in the current fiscal year that was not done in the prior fiscal year as well as new marketing programs and partnerships entered into during the current fiscal year.

	Nine Months Ended March 31, 2004		Combined Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	% Change
General and administrative costs	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
	(in thousands)		(in thousands)
Florist business	$836	$7,108	$7,944	$8,247	(3.7%)
Consumer business	1,262	9,918	11,180	9,684	15.4%
Corporate	3,274	39,654	42,928	18,903	127.1%

Total general and administrative costs	$5,372	$56,680	$62,052	$36,834	68.5%

General and administrative costs for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $56.7 million and $5.4 million, respectively. Total general and administrative costs increased $25.3 million or 68.5% to $62.1 million for the nine-month period ended March 31, 2004 compared $36.8 million for the nine-month period ended March 31, 2003.

General and administrative costs for the florist business segment for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $7.1 million and $0.8 million, respectively. Combined general and administrative costs for the florist business decreased $0.3 million, or 3.7%, to $7.9 million for the nine-month period ended March 31, 2004 compared to $8.2 million for the nine-month period ended March 31, 2003 primarily due to a decrease in technology support expenses related to the decrease in certain older technology platforms utilized by member florists as they migrate toward the newer systems offered.

General and administrative costs for the consumer business segment for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $9.9 million and $1.3 million, respectively. Combined general and administrative costs for the consumer business increased by $1.5 million, or 15.4%, to $11.2 million for the nine-month period ended March 31, 2004 compared to $9.7 million for the nine-month period ended March 31, 2003, primarily due to increased Web hosting costs resulting from growth in Internet order volume and an increase in headcount related to an expansion of the technology department.

Corporate general and administrative costs for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $39.7 million and $3.3 million, respectively. Combined corporate general and administrative costs increased $24.0 million, to $42.9 million for the nine-month period ended March 31, 2004 compared to $18.9 million for the nine-month period ended March 31, 2003, primarily due to $23.4 million of expenses related to the 2004 Merger. Of the expenses related to the 2004 Merger, $10.7 million related to the settlement of outstanding stock options, $5.3 million related to financial advisory fees and expenses, $2.9 million related to stay and sale bonuses, $2.2 million related to directors and officers tail insurance policy and the remaining costs related primarily to legal and audit fees. The remaining increase in corporate general and administrative costs was primarily due to an increase in healthcare costs due both to an increased number of participants and the rising costs of healthcare, severance related costs and an increase in legal fees related to the pending litigation with Teleflora LLC, as further discussed in Part II. Other Information, Item 1. Legal Proceedings. The Company is currently working with its insurance carrier to obtain coverage and is hoping to recover a portion of these legal costs. These increases were partially offset by a decrease in deferred compensation expenses resulting from the full vesting of restricted stock during the prior fiscal year.

	Nine Months Ended March 31, 2004		Combined Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003	% Change
Other income and expenses	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004
	(in thousands)		(in thousands)
Interest income	$(61)	$(22)	$(83)	$(144)	(42.4%)
Interest expense	3,959	532	4,491	1,378	225.9%
Other (income) expense, net	33	(1,105)	(1,072)	—	(100.0%)

Total other income and expenses	$3,931	$(595)	$3,336	$1,234	170.3%

Interest income for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $22,000 and $61,000, respectively. Combined interest income decreased to $83,000 for the nine-month period ended March 31, 2004 compared to $144,000 for the nine-month period ended March 31, 2003. This decrease is primarily related to a decrease in cash balances and a decrease in interest rates, partially offset by interest income earned on financing funds held in escrow for the two weeks prior to the closing of the 2004 Merger.

Interest expense for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $0.5 million and $4.0 million, respectively. Combined interest expense increased $3.1 million to $4.5 million for the nine-month period ended March 31, 2004 compared to $1.4 million for the nine-month period ended March 31, 2003. This increase is primarily due to interest expense related to the incurrence of new indebtedness used to finance the 2004 Merger and interest expense incurred on that debt for the period February 24, 2004 through March 31, 2004.

Other (income) expense, net for the period from July 1, 2003 through February 23, 2004 and for the period February 24, 2004 through March 31, 2004 was $1.1 million of income and $33,000 of expense, respectively. Combined other (income) expense, net was $1.1 million of income for the nine-month period ended March 31, 2004. In this period, the Company recorded a $1.5 million gain in other income related to a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers in connection with the FTD.COM securities litigation. This gain was partially offset by a $0.4 million write-off of unamortized deferred financing fees associated with the previous financing agreement that was terminated in conjunction with the completion of the 2004 Merger.

Liquidity and Capital Resources

Cash and cash equivalents increased to $2.9 million at March 31, 2004, from $1.9 million at June 30, 2003. The following table summarizes key cash flow information for the period from July 1, 2003 through February 23, 2004 and February 24, 2004 through March 31, 2004 as compared to the nine months ended March 31, 2003:

Cash Flows	Period from February 24, 2004 through March 31, 2004	Period from July 1, 2003 through February 23, 2004	Combined Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003
	(in thousands)		(in thousands)
Net cash provided by (used in ) operating activities	$(25,703)	$9,031	$(16,672)	$14,146

Net cash used in investing activities	$(421,394)	$(4,169)	$(425,563)	$(18,277)

Net cash provided by (used in ) financing activities	$449,672	$(6,468)	$443,204	$(30,828)

Cash used in operating activities was $16.7 million for the nine-month period ended March 31, 2004, which primarily consisted of an increase in prepaid expenses, primarily related to estimated tax payments which exceeded the calculated tax liability, an increase in accounts receivable and an increase in restricted cash related to the funding of an escrow account for the unpaid portion of the settlement of the shareholder litigation, as required by the 2004 Credit Agreement. These uses of cash were partially offset by net income, after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts.

Cash provided by operating activities was $14.1 million for the nine-month period ended March 31, 2003, which primarily related to net income after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts, partially offset by an increase in accounts receivable.

Cash used in investing activities was $425.6 million for the nine-month period ended March 31, 2004, which primarily consisted of cash used for the 2004 Merger. Additionally, $4.6 million was used related to capital expenditures. For the nine-month period ended March 31, 2003, cash used in investing activities was $18.3 million, which primarily consisted of $12.7 million used to purchase certain assets of Flowers Direct L.L.P. and the outstanding stock of A.F.E. Inc. (d/b/a Flowers USA), $3.3 million in capital expenditures and $2.5 million of expenditures related to the 2002 merger with FTD.COM.

Cash provided by financing activities was $443.2 million for the nine-month period ended March 31, 2004, which primarily consisted of $260.0 million of net proceeds from the issuance of long-term debt in conjunction with the 2004 Merger, $184.5 million of capital contributions made by affiliates of Leonard Green & Partners, L.P. and certain members of the Company’s management in conjunction with the 2004 Merger and net borrowings under the revolving credit facility.

Cash used in financing activities was $30.8 million for the nine-month period ended March 31, 2003, which primarily consisted of $26.5 million of net repayments of debt outstanding under the Predecessor’s revolving credit facility and $4.3 million used to repurchase Class A Common Stock into treasury.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement. The 2004 Credit Agreement provides maximum availability of $135.0 million, consisting of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan. Borrowings under the 2004 Credit Agreement are used to finance working capital, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs and certain expenses associated with the Notes. At March 31, 2004, the Company had $100.5 million of outstanding debt in total under the revolving credit facility and the term loan and $2.1 million outstanding under various letters of credit.

The 2004 Credit Agreement includes covenants, which, among other things, require that the Company, and its existing and future subsidiaries, with certain exceptions, maintain a specific ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense at the end of the fiscal quarter of no less than 2.1 to 1.0, a fixed charge coverage ratio of no less than 1.4 to 1.0 and a leverage ratio not to exceed 6.0 to 1.0. The Company was in compliance with all debt covenants as of March 31, 2004.

The 2004 Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company’s ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, including the indenture governing the Notes, make capital expenditures and engage in transactions with affiliates.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for capital expenditures, software development costs and working capital needs. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2004 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, software development costs and to make interest and principal payments as they become due under the terms of the 2004 Credit Agreement and the Notes through fiscal year 2005.

Income Taxes

The provision for income taxes for the nine-month period ended March 31, 2004 was $2.4 million. The provision for income taxes for the nine-month period ended March 31, 2003 was $10.1 million, reflecting an effective rate of 41.1%. The effective tax rate for the current fiscal year period is not meaningful due to certain non-deductible expenditures incurred in the current fiscal year related to the 2004 Merger.

At March 31, 2004, the net current deferred tax asset was $4.6 million and the net long-term deferred tax liability was $57.6 million. Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for deferred tax assets.

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

In addition, the Company also sells computer equipment and software to FTD member florists. The Company follows the provisions of SOP 97-2, as amended by SOP 98-9. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue from hardware products (including specified upgrades/enhancements) at the time of shipment for systems which are sold. The Company recognizes revenue from software products which are sold ratably over the estimated useful life of the software. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time of occurrence.

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

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to the www.ftd.com Web site and marketing of FTD.COM’s product offerings through co-branded Web sites. Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements. FTD.COM records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board. The contract terms for these Distribution Agreements coincide with the Company’s fiscal year end and as such, the order volume estimates used to book expense on a monthly basis are adjusted to actual order volumes by year-end. The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site. Many of these factors are outside of FTD.COM’s control. If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

The Company’s management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s credit-worthiness, as determined by the Company’s review of each customer’s current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that the Company will continue to experience the same rates of credit loss rates as in the past. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

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

An intangible asset with a finite useful life is amortized evenly over that useful life, however, the Company re-evaluates whether an intangible asset has an indefinite or finite useful life during each reporting period. In addition, the Company assesses the impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

An intangible asset that is determined to have an indefinite useful life is not amortized and is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value. For goodwill, the Company compares the fair value of the reporting unit with its carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in continuing operations. In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, as necessary, based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. The Company has determined that it is more likely than not that its deferred tax assets will be realized and as such, has not established a valuation allowance related to deferred income taxes.

Related Party Transactions

For the period January 1, 2004 to February 23, 2004 and July 1, 2003 to February 23, 2004, the Predecessor incurred expenses of $0.3 million and $1.3 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Company prior to the 2004 Merger. The Company’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated on February 24, 2004 upon the consummation of the 2004 Merger.

In connection with the 2004 Merger, the Company entered into a management services agreement with Leonard Green & Partners, L.P. Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million payable in equal monthly installments beginning in March 2004. Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA equal to or greater than $46.8 million, as defined in the indenture governing the Notes, for the last consecutive twelve-month period ended immediately prior to that payment date. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained. The management services agreement has a ten-year term which extends automatically on each anniversary of the agreement for one additional year unless either part gives prior notice that the term will not be extended. For the period February 24, 2004 to March 31, 2004, the Company incurred expenses of $0.2 million related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Merger.

Forward-Looking Information

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company’s outlook, anticipated revenue growth and profitability; the anticipated benefits of investments in new products, programs and offerings; and opportunities and trends within both the consumer and florist business segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections about the Company and its industry. Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the Company’s ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company’s products and services; the acceptance by members of the new or modified service offerings recently introduced; the Company’s ability to sell additional products and services to member florists; the Company’s ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company’s marketing campaigns; the ability to retain customers and increase average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company’s consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web sites; and the Company’s ability to integrate additional partners or acquisitions, if any are identified. These factors, along with other potential risks and uncertainties, are discussed in the Company’s reports and other documents filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its existing credit facilities. At March 31, 2004, $100.5 million was outstanding under the 2004 Credit Agreement.

The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar, the Swiss Franc and the EURO. The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the three- or nine-month periods ended March 31, 2004 and 2003. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars, Swiss Francs and EUROS are not material to the Company’s consolidated financial statements. Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar, Swiss Franc or EURO.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and the Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the Principal Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company, FTD, FTD.COM and the directors of the Company and FTD.COM were named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of FTD.COM on behalf of all former public stockholders of FTD.COM: Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC. These lawsuits were filed beginning on March 5, 2002, after the press release announcing the 2002 merger with FTD.COM was issued. Shortly thereafter, the lawsuits were consolidated by the Court into a single lawsuit: Highwood Partners, L.P. v. IOS Brands, Civil Action No. 19556 NC. Subsequently, the case was renamed: “In RE FTD.COM Inc. Shareholders Litigation.” Following the consolidation of the cases, plaintiffs voluntarily dismissed one of the five combined cases with prejudice. The complaints generally make essentially the same allegations, namely that:

•	the offer by the Company to exchange 0.26 shares of Class A Common Stock for each share of FTD.COM common stock is inadequate,

•	the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the merger proposal,

•	the Company and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction, and

•	the Company, FTD.COM and certain individual defendants timed the 2002 merger with FTD.COM to deny public stockholders the full potential increase in FTD.COM’s stock price following the 2002 merger with FTD.COM.

The Company, on behalf of all defendants, reached an agreement to settle the consolidated shareholder class actions pending in the Court of Chancery for New Castle County in Wilmington, Delaware, titled “In RE FTD.COM Inc. Shareholders Litigation.” A Stipulation and Agreement of Compromise, Settlement and Release relating to this matter has been executed (the “Stipulation and Settlement Agreement”).

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

Pursuant to the Stipulation and Settlement Agreement, the Company has agreed to issue shares of Class A Common Stock valued at $10.7 million in full and final settlement of the case. In connection with the settlement, the Company recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement and costs related to issuing and distributing the settlement shares. In November 2003, pursuant to the court approved Stipulation and Settlement Agreement, the Company, on behalf of all defendants, distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability. Pursuant to the terms of the Stipulation and Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is scheduled to be due later in 2004. Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation.

The Company pursued claims against the two insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers. In the second quarter of fiscal year 2004, the Company recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subjects of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings accordingly including an answer and counterclaim. A motion to dismiss FTD’s counterclaims has been filed by the insurance carrier, which has been opposed by FTD.COM. The motion has been fully briefed and is awaiting judgment by the court. In the meantime, the parties are conducting necessary discovery including depositions of representatives of both parties which is scheduled to be concluded by May 30, 2004. Any further recoveries from the insurance providers relating to the settlement will be recorded as Other Income in the period realized.

On December 30, 2003, Teleflora LLC filed a complaint in the U.S. District Court for the Northern District of California in San Jose against FTD. The complaint alleges, among other things, misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud, through, among other things, unauthorized access to Teleflora LLC software by FTD. Among other things, Teleflora LLC claims that FTD “hacked” into certain of Teleflora LLC’s flower shop management software and systems licensed by individual florists and improperly modified Teleflora LLC software to permit florists to use the FTD network to process orders or credit card transactions. Teleflora LLC also claims that some florists who have licensed a Teleflora LLC shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora LLC and install an FTD system. Teleflora LLC is seeking compensatory damages in excess of $5.0 million as well as punitive damages and injunctive relief. FTD is completing the final stages of limited accelerated discovery in connection with a motion for preliminary injunction brought by Teleflora relating to the allegations of hacking into and modifying Teleflora flower shop software and systems to permit florists licensed on such software and systems to use the FTD network to process orders and credit card transactions. Teleflora notified FTD that it is no longer seeking preliminary injunctive relief on its contractual interference claim. Such preliminary injunction motion is presently scheduled for hearing on June 21, 2004. FTD has filed a motion to dismiss several of the claims by Teleflora in its complaint, which has been fully briefed by both sides. FTD intends to defend itself vigorously against any claims that remain in the case after the ruling on the motion to dismiss. FTD is also investigating asserting its own claims against Teleflora LLC.

In addition, the Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to the terms of the 2004 Merger, each share of the Company’s outstanding Class A Common Stock and Class B convertible common stock, par value $0.0005 per share (“Class B Common Stock”), was converted into the right to receive $24.85 in cash, without interest. Each option to purchase Class A Common Stock was cashed out at a price equal to the excess, or spread, of the $24.85 per share merger consideration over the per share exercise price of each option. With respect to options to purchase shares of Class A Common Stock for which the exercise price was greater than the $24.85, the options were cancelled and, in exchange therefore, the holders were entitled to receive a payment of $0.05 per share of Class A Common Stock issuable upon exercise of such options. The Company is now an indirect wholly-owned subsidiary of Mercury Man Holdings Corporation.

In connection with the 2004 Merger, the Company amended its Certificate of Incorporation. Prior to the amendment, the Company was authorized to issue (1) up to 5,000,000 shares of Preferred Stock, par value $0.01 per share, with such voting rights or the limitation and exclusion thereof as determined by the Company’s board of directors, (2) 300,000,000 shares of a class of Class A Common Stock, with each holder being entitled to one vote per share, and (3) 20,000,000 shares of Class B Common Stock, with such holders being entitled to vote as a class in special circumstances. The amendment authorized the Company to issue up to 1,000 shares of common stock, par value $0.01 per share, with each holder being entitled to one vote per share. As a result of the 2004 Merger, Mercury Man Holdings Corporation received shares of common stock representing 100% of the outstanding shares of the Company.

On February 6, 2004, the Company completed an offering of $175.0 million in aggregate principal amount of the Notes, which was exempt from registration under the Securities Act of 1933 (the “Securities Act”). The Company sold the Notes to Credit Suisse First Boston, UBS Investment Bank and Wells Fargo Securities, LLC (collectively, the “Initial Purchasers”) pursuant to Section 4(2) of the Securities Act. The Initial Purchasers

subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Predecessor was held on February 23, 2004, at which time a certain matter was submitted to the stockholders of the Company for a vote. Represented at the Special Meeting, in person or by proxy, were 13,829,035 shares of Class A Common Stock, which was 90.6% of the 15,260,870 shares of Class A Common Stock outstanding and eligible to be voted at the Special Meeting. Below is a brief description of the matter, as well as the number of votes cast for or against, as well as the number of abstentions:

The stockholders approved the Agreement and Plan of Merger, dated as of October 5, 2003, by and among the Company, Nectar Merger Corporation and Mercury Man Holdings Corporation and the transactions contemplated thereby. The voting on the proposal was as follows:

For	13,807,039
Against	18,785
Abstain	3,211

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of FTD, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-113807) (the “2004 FTD S-4”)).

3.2	Amended and Restated By-laws of FTD, Inc. (incorporated by reference to Exhibit 3.2 to the 2004 FTD S-4).

4.1	Indenture, dated February 6, 2004, by and between FTD, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors party thereto from time to time (incorporated by reference to Exhibit 4.1 to the 2004 FTD S-4).

4.2	Form of Outstanding Note (incorporated by reference to Exhibit A to Exhibit 4.1 to the 2004 FTD S-4).

4.3	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 4.3 to the 2004 FTD S-4).

4.4	Supplemental Indenture, dated as of February 24, 2004, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 2004 FTD S-4).

4.5	Registration Rights Agreement, dated February 6, 2004, among FTD, Inc. and Credit Suisse First Boston LLC, UBS Securities LLC, Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.5 to the 2004 FTD S-4).

4.6	Joinder to Registration Rights Agreement, dated February 24, 2004, by and among Nectar Merger Corporation, the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC, UBS Securities LLC, Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the 2004 FTD S-4).

4.7	Guarantee, dated February 24, 2004, by the subsidiary guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the 2004 FTD S-4).

10.1	Credit Agreement, dated as of February 24, 2004, by and among FTD, Inc., as borrower, the financial institutions party thereto, UBS Securities LLC, as syndication agent, Wells Fargo Bank, N.A., as documentation agent, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the 2004 FTD S-4).

10.2	Security Agreement, dated as of February 24, 2004, by and among FTD, Inc., Mercury Man Holdings Corporation, the subsidiary grantors party thereto from time to time, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the 2004 FTD S-4).

10.3	Third Amendment to Letter Agreement, dated as of February 24, 2004, by and between FTD, Inc. and Robert L. Norton (incorporated by reference to Exhibit 10.8 to the 2004 FTD S-4).

10.4	Form of Second Amendment to Employment Agreement, dated as of February 24, 2004, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe (incorporated by reference to Exhibit 10.14 to the 2004 FTD S-4).

10.5	Management Services Agreement, dated as of February 24, 2004, by and among FTD, Inc. FTD.COM, FTDI, Value Network Service, Inc., FTD Holdings, Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc., and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.20 to the 2004 FTD S-4).

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Accounting Officer).

32	Section 1350 Certifications.

(b)	Reports on Form 8-K

On January 20, 2004, the Company filed a Current Report on Form 8-K under Items 5 (Other Events and Required FD Disclosure), 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) disclosing the issuance of a press release, dated January 20, 2004, announcing its financial results for the second quarter ended December 31, 2003.

On January 21, 2004, the Company furnished a Current Report on Form 8-K under Item 9 (Regulation FD Disclosure) disclosing certain information contained in a preliminary confidential offering circular prepared in connection with a proposed issuance by Nectar Merger Corporation, prior to the 2004 Merger, of debt securities.

On January 30, 2004, the Company filed a Current Report on Form 8-K under Items 5 (Other Events) disclosing that on January 29, 2004, Nectar Merger Corporation had entered into an agreement for the sale of $175.0 million principal amount of the Notes and that the issuance of the Notes was expected to close on February 6, 2004, the net proceeds of which would be held in a secured proceeds account pending completion of the 2004 Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: May 19, 2004	By:	/S/ JANDY N. TOMY

Jandy N. Tomy
Vice President and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of FTD, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-113807) (the “2004 FTD S-4”)).

3.2	Amended and Restated By-laws of FTD, Inc. (incorporated by reference to Exhibit 3.2 to the 2004 FTD S-4).

4.1	Indenture, dated February 6, 2004, by and between FTD, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors party thereto from time to time (incorporated by reference to Exhibit 4.1 to the 2004 FTD S-4).

4.2	Form of Outstanding Note (incorporated by reference to Exhibit A to Exhibit 4.1 to the 2004 FTD S-4).

4.3	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 4.3 to the 2004 FTD S-4).

4.4	Supplemental Indenture, dated as of February 24, 2004, by and among, FTD, Inc., the subsidiary guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 2004 FTD S-4).

4.5	Registration Rights Agreement, dated February 6, 2004, among FTD, Inc. and Credit Suisse First Boston LLC, UBS Securities LLC, Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.5 to the 2004 FTD S-4).

4.6	Joinder to Registration Rights Agreement, dated February 24, 2004, by and among Nectar Merger Corporation, the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC, UBS Securities LLC, Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the 2004 FTD S-4).

4.7	Guarantee, dated February 24, 2004, by the subsidiary guarantors listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 to the 2004 FTD S-4).

10.1	Credit Agreement, dated as of February 24, 2004, by and among FTD, Inc., as borrower, the financial institutions party thereto, UBS Securities LLC, as syndication agent, Wells Fargo Bank, N.A., as documentation agent, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the 2004 FTD S-4).

10.2	Security Agreement, dated as of February 24, 2004, by and among FTD, Inc., Mercury Man Holdings Corporation, the subsidiary grantors party thereto from time to time, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the 2004 FTD S-4).

10.3	Third Amendment to Letter Agreement, dated as of February 24, 2004, by and between FTD, Inc. and Robert L. Norton (incorporated by reference to Exhibit 10.8 to the 2004 FTD S-4).

10.4	Form of Second Amendment to Employment Agreement, dated as of February 24, 2004, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe (incorporated by reference to Exhibit 10.14 to the 2004 FTD S-4).

10.5	Management Services Agreement, dated as of February 24, 2004, by and among FTD, Inc. FTD.COM, FTDI, Value Network Service, Inc., FTD Holdings, Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc., and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.20 to the 2004 FTD S-4).

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Accounting Officer).

32	Section 1350 Certifications.