Form 10-K
period 2004-06-30
FTD INC
filed 2004-09-24
CIK 944537

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
or
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
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        As of September 23, 2004, there were 100 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I

Item 1.    BUSINESS

Overview

        FTD, Inc. (the "Registrant" or the "Company") is a Delaware corporation that commenced operations in 1994. As used in this Form 10-K, the terms the "Registrant" or the "Company" refer to FTD, Inc., including its wholly-owned subsidiary, Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or the "Operating Company"). The operations of FTD, the Company's principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. ("FTD.COM") and Florists' Transworld Delivery Association of Canada, Ltd., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. ("Renaissance"). Substantially all of the Company's operations are conducted through FTD and its subsidiaries.

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

        The Company is required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the "SEC"). The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's Web site at www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, the Company will make copies available to the public free of charge on or through its Web site, www.ftdi.com. The information on the Company's Web site is not incorporated into, and is not part of, this annual report.

2004 Merger with Nectar Merger Corporation, an Affiliate of Leonard Green & Partners, L.P.

        On February 24, 2004, the Company completed a merger transaction with an affiliate of Leonard Green & Partners, L.P. In the merger, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc., with FTD, Inc. continuing as the surviving corporation ("the 2004 Merger"). As a result of the 2004 Merger, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation, an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P. See Note 2 of the Consolidated Financial Statements included herein for further detail. The results of operations presented herein for all periods prior to the 2004 Merger are referred to as the results of operations of the "Predecessor."

2002 Merger with FTD.COM

        Effective June 28, 2002, the Predecessor, FTD and FTD.COM completed a merger transaction (the "2002 Merger") pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Predecessor and the former public stockholders of FTD.COM became stockholders of the Predecessor. The Predecessor accounted for the 2002 Merger using the purchase method of accounting. Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Predecessor or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock of the Predecessor for each share of FTD.COM common stock owned at the time of the 2002 Merger. Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A Common Stock of the Predecessor and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock of the Predecessor, in accordance with the same exchange ratio and continued to be subject to the same restrictions and vesting schedules as existed prior to the 2002 Merger.

Operations

        The Company's operations include its florist business and consumer business segments. The following table illustrates the percentage of the revenue generated by the Company's segments as a percentage of the Company's total revenue for period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002:

Revenues

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Florist business	41.7%	47.7%	47.4%	52.6%
Consumer business	58.3%	52.3%	52.6	47.4

Total revenues	100.0%	100.0%	100.0%	100.0%

        Florist business.    The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products and is primarily comprised of the services and products as described below. Membership as of June 30, 2004, 2003 and 2002 was approximately 20,300, 19,400, and 19,800 members, respectively. Average membership for the years ended June 30, 2004, 2003 and 2002 was approximately 19,800, 20,400, and 16,800 members, respectively. Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 58%, 57%, 57% and 57% of the florist business revenue for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively. Mercury Network services and Mercury computer equipment products and services revenue comprised 15%, 14%, 15% and 19% of the florist business revenue for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively. Specialty wholesaling products revenue comprised 27%, 29%, 28% and 24% of the florist business revenue for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively.

        Clearinghouse services.    Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are primarily generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled. Revenue is also generated from the monthly membership fee charged to member florists and from the credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with Emerging Issues Task Force ("EITF")

Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF Issue No. 01-9").

        Publications products and other member services.    Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized ratably over the period for which the publications are issued. The Company also provides services related to the set up and maintenance of FTD Florists' Online Web sites, which are accessible directly and are also accessible through FTD.COM's www.ftd.com Web site. In addition, the Company provides a 24-hour telephone answering and floral order-taking service ("Flowers All Hours"). Revenues associated with FTD Florists' Online Web sites and Flowers All Hours are recorded in the period the service is provided.

        Mercury Network services.    The Company's Mercury Network is a proprietary telecommunications network linking the Company and approximately 73% of the Company's member florists. Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee. Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

        Mercury Technology computer equipment products and services.    Mercury Technology computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry. The software provides access to the Company's Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions. The Company follows the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue related to hardware products which are sold, including specified upgrades/enhancements, at the time of shipment. The Company recognizes revenue related to software products which are sold ratably over the estimated useful life of the software. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time the service is provided.

        Specialty wholesaling products.    The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products. The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards and the Floral Selections Guide, a counter display published by FTD featuring FTD products for all occasions. Sales of specialty wholesaling products are recorded when the products are shipped. Amounts charged to the customer for the product and for shipping and handling are recorded as revenue and the costs of the product and the shipping and handling are recorded as costs of goods sold and services provided.

        Consumer business.    The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality and service standards. FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

        Orders placed through FTD.COM's Web site or 1-800-SEND-FTD typically are paid for using a credit card. When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer's credit card and transmits the order to the Mercury Network. The Mercury Network then transmits the order to the fulfilling florist. FTD.COM typically charges the customer a $9.99 service fee for floral orders and certain specialty gift items placed through its Web site or through 1-800-SEND-FTD, prior to any promotional discounts.

        Generally, orders from FTD.COM's specialty gift selection are fulfilled by a manufacturer or a third party distributor and are based on a pre-negotiated price. FTD.COM charges the customer shipping and handling fees for these specialty gift product orders. Amounts charged to the customer for the product and shipping and handling are recorded as revenue and the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

        Order revenue and service fees are reported net of discounts. FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

        Operating expenses.    Selling expenses primarily include expenses related to the Company's florist business sales force and rebates offered to florists as incentive to increase order volumes processed through the FTD clearinghouse. Advertising expenses are primarily related to the Company's marketing and advertising programs on both national and local levels. FTD's advertising promotes FTD member florists, FTD branded products, the www.ftd.com Web site and the toll-free telephone number, 1-800-SEND-FTD.

        The florist business segment promotes the FTD brand and its products and services primarily through network and cable television advertisements, magazine advertisements and newspaper supplements. Sponsorships are also a part of the florist business segment's marketing efforts. Additionally, the florist business segment supplies advertising and marketing tools on a local basis for FTD florists to support the Company's co-branding strategy. FTD florists are provided with advertising tools such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information. FTD florists can also purchase customizable direct mail pieces through FTD.

        The consumer business segment's marketing program utilizes a mix of online advertising, direct marketing, customer loyalty marketing strategies and offline advertising, representing a balanced marketing program focused on both customer acquisition and retention. Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites. The direct marketing campaign focuses on the development of relationships with companies that have large consumer databases. Statement inserts, e-mails, online placements, discount offers and mileage and point award programs are utilized to market to these consumers. The cost associated with mileage and point award programs are classified as cost of goods sold, in accordance with EITF Issue No. 01-9. Customer loyalty marketing strategies focus on the utilization of the Company's extensive database of customer information to enhance customer retention efforts. Offline advertising consists primarily of yellow pages advertising.

        General and administrative expenses primarily consist of direct corporate expenses and customer service and technology expenses in both business segments.

Seasonality

        In view of seasonal variations in the revenues and operating results of the Company's florist and consumer business segments, the Company believes that comparisons of its revenues and operating results for any period with those of the immediately preceding period or the same period of the preceding fiscal year may be of limited relevance in evaluating the Company's historical performance and predicting the Company's future financial performance. The Company's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth below.

        The Company and Predecessor generated 18.5%, 24.4%, 26.8% and 30.3% of their total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal year 2004, respectively. The Company's quarterly revenue and operating results typically exhibit seasonality similar to that experienced in fiscal year 2004. For example, revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30. For the fiscal year ended June 30, 2002, Easter was during the third quarter, while Easter fell within the fourth quarter for the fiscal years ended June 30, 2003 and 2004.

        In addition, historical year over year total revenue and operating results of the Predecessor fluctuated in the first quarter related to the revenue generated from the Floral Selections Guide, which had been published bi-annually. Beginning in fiscal year 2005, the Company began billing and recording revenue related to the Floral Selections Guide on a monthly basis, which will eliminate the bi-annual fluctuation experienced historically.

Trademarks

        The Company's intellectual property portfolio includes service marks, trademarks and collective trademarks that distinguish the services and products offered by the Company or its member florists from those offered by other companies.

        The "FTD" word mark and the "Mercury Man" logo are registered in the United States, Canada and other jurisdictions throughout the world for various products and services. These marks are used directly by the Company or under license by member florists and FTD.COM.

        Other registered trademarks and service marks of the Company include "Florists' Transworld Delivery," "Mercury" and "Mercury Network." The Company also has registered collective trademarks, which are used under license by its member florists and FTD.COM for floral products and related items. These collective trademarks include "Autumn Splendor," "Big Hug," "Birthday Party," "Chicken Soup," "Sweet Dreams," "Thanks A Bunch" and the "FTD Anniversary Bouquet." In addition, the Company has applied to register certain other trademarks, service marks and collective trademarks in the United States and other countries, and likely will seek to register additional marks, as appropriate. It is possible that some of these applications to register additional marks will not result in registrations.

        The Company also uses various marks under license, including the "Interflora" mark. The Company is the exclusive licensee to use this mark in North America and South America, as well as other countries including, but not limited to, Japan, South Korea, Panama, the Philippine Islands and Taiwan.

Competition

        The Company competes in the extremely fragmented floral services industry with a large number of wholesalers, service providers and direct marketers of flowers and specialty gifts. The principal competitor of the Company's florist business segment is Teleflora LLC ("Teleflora"). Teleflora and FTD are the largest floral service providers in the United States based on membership. Teleflora offers some products and services that are comparable to those offered by the Company, and florists may subscribe to both of these competing services. The principal competitors of the Company's consumer business segment are 1-800-FLOWERS.COM, Inc. and Provide Commerce, Inc. ("Pro Flowers"), which offer similar floral and specialty gift items to consumers through their Web sites and toll-free telephone numbers.

        The Company is subject to certain operating restrictions pursuant to a Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America v. Florists' Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits FTD from restricting membership to florists who are not subscribers of a competing clearinghouse. The Consent Order expires on August 1, 2005.

Employees

        At June 30, 2004, the Company employed approximately 840 full-time employees. The Company considers its relations with its employees to be good. None of the Company's employees is currently covered by a collective bargaining agreement.

Item 2.    PROPERTIES

        The Company's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by the Company and are located in Downers Grove, Illinois. In addition, the Company leases office space in Sanford, Maine for its indirect wholly-owned subsidiary, Renaissance, an independent warehouse and distribution facility in Cincinnati, Ohio for product distribution and office space in Centerbrook, Connecticut and Medford, Oregon for two of its internal call centers. The Company's management believes that its facilities are adequate for its current operations.

Item 3.    LEGAL PROCEEDINGS

        In March 2002, the Predecessor, FTD, FTD.COM and the directors of the Predecessor and FTD.COM were named as defendants in five class action lawsuits filed in Wilmington, Delaware, which were consolidated under the name "In RE FTD.COM Inc. Shareholders Litigation." The class action lawsuits made several allegations, including that insufficient stock of the Predecessor was exchanged for FTD.COM stock and breach of fiduciary duties by the directors.

        On behalf of all defendants, the Predecessor settled the consolidated class action lawsuits. Such settlement was approved by the court and included no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.

        Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A Common Stock valued at $10.7 million in full and final settlement of the case. In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares. In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability. Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is scheduled to be made later in 2004. Pursuant to the terms of the senior secured credit facility (the "2004 Credit Agreement"), the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation.

        The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers. In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subjects of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings to that effect. Any further recoveries relating to the settlement will be recorded as Other Income in the period realized. Green Equity Investors IV, L.P. is entitled to payments of any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

        On December 30, 2003, Teleflora LLC ("Teleflora") filed a complaint against FTD in the U.S. District Court for the Northern District of California in San Jose. The complaint alleges, among other things, misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud, through, among other things, unauthorized access to Teleflora software by FTD. Among other things, Teleflora claims that FTD "hacked" into certain of Teleflora's flower shop management software and systems licensed by individual florists and improperly modified Teleflora software to permit florists to use the FTD network to process orders or credit card transactions. Teleflora also claims that some florists who have licensed a Teleflora shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora and install an FTD system. Teleflora is seeking compensatory damages in excess of $5.0 million as well as punitive damages and injunctive relief. Teleflora sought a preliminary injunction against the Company based on its allegations. On August 18, 2004, the court granted only in part and otherwise denied Teleflora's motion for preliminary injunction. As a result, the Company can continue to sell and distribute its wire service interface, which imports data from Teleflora's Dove software. In addition, under certain conditions, the Company can assist florists in reinstalling prior versions of Teleflora software, which the florist is licensed to use. However, the court preliminarily enjoined the Company from copying and distributing Teleflora's software modules or from inducing florists or other third parties from doing so.

        The Company continues to vigorously defend against Teleflora's claims. In addition, in conjunction with its affirmative defenses to Teleflora's complaint, the Company is vigorously pursuing counterclaims against Teleflora alleging that Teleflora is attempting to monopolize the wire service market.

        In addition, the Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Pursuant to the terms of the 2004 Merger, the Company is now an indirect wholly-owned subsidiary of Mercury Man Holdings Corporation. Each share of the Predecessor's outstanding Class A Common Stock, par value $0.01 per share ("Class A Common Stock") and Class B convertible common stock, par value $0.0005 per share ("Class B Common Stock"), was converted into the right to receive $24.85 in cash, without interest. Each option to purchase Class A Common Stock was cashed out at a price equal to the excess, or spread, of the $24.85 per share merger consideration over the per share exercise price of each option. With respect to options to purchase shares of Class A Common Stock for which the exercise price was greater than $24.85, the options were cancelled and, in exchange therefor, the holders were entitled to receive a payment of $0.05 per share of Class A Common Stock issuable upon exercise of such options.

        In connection with the 2004 Merger, the Company amended its Certificate of Incorporation. Prior to the amendment, the Company was authorized to issue (1) up to 5,000,000 shares of Preferred Stock, par value $0.01 per share, with such voting rights or the limitation and exclusion thereof as determined by the Company's Board of Directors, (2) 300,000,000 shares of Class A Common Stock, with each holder being entitled to one vote per share, and (3) 20,000,000 shares of Class B Common Stock, with such holders being entitled to vote as a class in special circumstances. The amendment authorized the Company to issue up to 1,000 shares of common stock, par value $0.01 per share, with each holder being entitled to one vote per share. As a result of the 2004 Merger, Mercury Man Holdings Corporation received 100 shares of common stock representing 100% of the outstanding shares of the Company.

        On February 6, 2004, the Company completed an offering of $175.0 million in aggregate principal amount of Senior Subordinated Notes (the "Notes"), which was exempt from registration under the Securities Act of 1933 (the "Securities Act"). The Company sold the Notes to Credit Suisse First Boston, UBS Investment Bank and Wells Fargo Securities, LLC (collectively, the "Initial Purchasers") pursuant to Section 4(2) of the Securities Act. The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth the Predecessor's selected historical data for the 2000 through 2003 fiscal years and the period from July 1, 2003 through February 23, 2004 and the Company's selected historical data for the period from February 24, 2004 through June 30, 2004. The selected historical statement of operations data for the 2000 through 2003 fiscal years, the period from July 1, 2003 through February 23, 2004 and the period from February 24, 2004 through June 30, 2004 and balance sheet data for the 2000 through 2004 fiscal years was derived from the Predecessor's and the Company's audited consolidated financial statements. The financial data is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. Certain amounts in the Predecessor's fiscal years

2000 through 2002 financial statements have been reclassified to conform to the current year presentation.

	Successor		Predecessor Basis of Accounting(1)
	Period from February 24, 2004 through June 30, 2004		Period from July 1, 2003 through February 23, 2004		Fiscal year ended June 30,
					2003		2002		2001		2000
	(in thousands)
Statement of Operations:
Total revenues	$151,381		$245,679		$363,343		$325,266		$305,995		$264,834
Cost of goods sold and services provided	88,424		138,057		203,905		177,328		159,879		135,069

Gross profit	62,957		107,622		159,438		147,938		146,116		129,765
Selling, general and administrative expenses	49,939	(2)	106,921	(3)	122,639		127,280	(4)	120,826	(5)	152,871 (6)

Income (loss) from operations	13,018		701		36,799		20,658		25,290		(23,106)
Other expense, net	9,291		(595	)(7)	12,137	(8)	3,400	(9)	18,660	(10)	4,006
Income tax expense (benefit)	1,535		2,898		15,373		6,718		3,401		(7,586)
Minority interest(11)	—		—		—		2,525		1,908		(4,389)

Net income (loss)	$2,192		$(1,602)		$9,289		$8,015		$1,321		$(15,137)

Other Data:
Depreciation and amortization	$3,738		$5,377		$7,898		$9,421		$9,487		$8,628
Capital expenditures	$1,579		$4,169		$4,528		$4,453		$3,952		$15,655

		Predecessor Basis of Accounting(1)
	Fiscal year ended June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (deficit)	$(11,554)	$(22,192)	$19,683	$13,736	$778
Total assets	$579,888	$204,371	$231,901	$175,351	$171,466
Long-term debt, including current portion	$259,788	$6,500	$47,000	$54,875	$54,750
Total equity	$187,541	$122,323	$114,217	$51,139	$47,849

(1)
Consolidated financial data for the period from February 24, 2004 through June 30, 2004 reflect the fair value of assets acquired and liabilities assumed in connection with the 2004 Merger. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of consummation of the 2004 Merger (February 24, 2004). The financial data for periods prior to February 24, 2004 are presented for comparative purposes and consist of the financial data of the Predecessor ("Predecessor Basis of Accounting").

(2)
During the period from February 24, 2004 through June 30, 2004, the Company recorded severance costs of $3.3 million as a component of selling, general and administrative expenses.

(3)
During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded merger related expenses of $23.4 million related to the 2004 Merger as a component of selling, general and administrative expenses.

(4)
During the year ended June 30, 2002, the Predecessor recorded the following as a component of selling, general and administrative expenses:

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

•
A $1.4 million gain attributable to the termination of certain future post-retirement health care benefits. The Company provides certain post-retirement health care benefits to qualifying retirees under the terms of its qualified retirement plan. This termination of benefits caused a decrease in the Predecessor's post-retirement health care obligation attributed to prior services rendered.

•
A gain of $1.1 million attributable to a single business tax refund related to prior years' filings.

  •
  An impairment loss for internal use software in the amount of $0.4 million that had been used to process clearinghouse and related transactions for member services.

(5)
In fiscal year 2001, the Predecessor recorded a $0.5 million gain, reflected in selling, general and administrative expenses, attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued in fiscal year 2000 by FTD.COM.

(6)
In fiscal year 2000, the Predecessor recorded a $4.4 million charge, reflected in selling, general and administrative expenses, associated with the write-off of development work related to an unlaunched version of FTD.COM's Web site. Additionally, in this same period, FTD.COM terminated one of its Internet portal distribution agreements. In conjunction with this termination, the Predecessor recorded a $2.3 million charge, reflected in selling, general and administrative expenses.

(7)
During the period from July 1, 2003 through February 23, 2004, the Predecessor recorded as a component of other expense, net, a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. In addition, the Company entered into the 2004 Credit Agreement. As a result of entering into the 2004 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed by the Predecessor, resulting in a net loss on extinguishment of debt of $0.4 million, which was included in other expense, net.

(8)
In fiscal year 2003, the Predecessor recorded as a component of other expense, net, a charge of $11.0 million related to the recording of a liability associated with the settlement of the consolidated shareholder class action litigation related to the Predecessor's 2002 Merger, including administrative costs.

(9)
In September 2001, the Predecessor entered into the 2001 Credit Agreement. As a result of entering into the 2001 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishment of debt of $0.6 million, which was included in other expense, net.

(10)
In fiscal year 2001, the Predecessor recorded a termination charge of $14.5 million, reflected in other expense, net related to the dissolution of a contractual relationship between the Predecessor and a member-owned trade association pursuant to a termination agreement.

(11)
In fiscal years 2000 through 2002, minority interest represents the minority's interest in FTD.COM through the date of the 2002 Merger.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The financial data contained in Item 7 includes the accounts of the Company subsequent to the 2004 Merger and also includes the accounts of the Predecessor prior to the 2004 Merger. The financial data of the Predecessor is presented for comparative purposes. The Predecessor ceased operations as of the date of the 2004 Merger.

        The following discussion should be read in conjunction with the consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" and elsewhere in this Form 10-K.

Operations

        The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

        Florist business.    The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products. Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 58%, 57%, 57%, and 57% of the florist business revenue for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively. Mercury Network services and Mercury computer equipment products and services revenue comprised 15%, 14%, 15% and 19% of the florist business revenue for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively. Specialty wholesaling products revenue comprised 27%, 29%, 28% and 24% of the florist business revenue for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively.

        Consumer business.    The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality and service standards. FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

Year ended June 30, 2004 (combined) compared to year ended June 30, 2003

Total revenues

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004
			Year Ended June 30, 2004	Year Ended June 30, 2003
					% Change
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Florist business	$63,085	$117,172	$180,257	$172,385	4.6%
Consumer business	88,296	128,507	216,803	190,958	13.5%

Total revenues	$151,381	$245,679	$397,060	$363,343	9.3%

        Revenues for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $151.4 million and $245.7 million, respectively. Combined revenues increased by $33.8 million, or 9.3%, to $397.1 million for the year ended June 30, 2004, compared to $363.3 million for the year ended June 30, 2003.

        Management believes a key metric in driving revenues for the florist business segment is membership and the resulting number of members that use or purchase services and products provided by the florist business segment. Membership as of June 30, 2004 and 2003 was approximately 20,300 and 19,400 members, respectively. Average membership for the years ended June 30, 2004 and 2003 was approximately 19,800 and 20,400 members, respectively. Revenues for the florist business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $63.1 million and $117.2 million, respectively. Combined florist business segment revenue increased by $7.9 million, or 4.6%, to $180.3 million for the year ended June 30, 2004, compared to $172.4 million for the year ended June 30, 2003. This increase in revenues is primarily related to the increase in sales related to FTD's wholesale products, which include FTD's branded floral supplies and wholesale fresh flowers, and an increase in Flowers All Hours and Florists Online revenues. These increases are partially related to the increase in member penetration. This increase in revenues was partially offset by a $5.0 million decrease in revenues from the bi-annual sale of the Floral Selection Guide, which was sold in fiscal year 2003. Beginning in fiscal year 2004, new FTD members are charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, all FTD members are charged a monthly fee for the use of the Floral Selections Guide while an active FTD member.

        Management believes a key metric in driving revenues in the consumer business segment is order volume. Revenues for the consumer business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $88.3 million and $128.5 million, respectively. Combined consumer business segment revenue increased by $25.8 million, or 13.5%, to $216.8 million for the year ended June 30, 2004, compared to $191.0 million for the year ended June 30, 2003 primarily due to a 13.1% increase in order volume. This increase in order volume was primarily due to continued growth in organic order volume from new and existing marketing initiatives and expanded product offerings.

Total costs of goods sold and services provided

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004
			Year Ended June 30, 2004	Year Ended June 30, 2003
					% Change
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Florist business	$20,919	$39,774	$60,693	$57,111	6.3%
Consumer business	66,682	96,609	163,291	144,286	13.2%
Corporate	823	1,674	2,497	2,508	(0.4)%

Total costs of goods sold and services provided	$88,424	$138,057	$226,481	$203,905	11.1%

        Costs of goods sold and services provided for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $88.4 million and $138.1 million, respectively. Combined costs of goods sold and services provided increased by $22.6 million, or 11.1%, to $226.5 million for the year ended June 30, 2004, compared to $203.9 million for the year ended June 30, 2003. As a percent of revenue, gross margins decreased to 43.0% for the year ended June 30, 2004 from 43.9% for the year ended June 30, 2003, primarily attributable to the higher percentage of total sales in the Company's lower margin consumer business segment.

        Costs of goods sold and services provided associated with the florist business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $20.9 million and $39.8 million, respectively. Combined costs of goods sold and services provided associated with the florist business segment increased by $3.6 million, or 6.3%, to $60.7 million for the year ended June 30, 2004, compared to $57.1 million for the year ended June 30, 2003. This increase was primarily attributable to increased revenues in the florist business segment, as previously noted. As a percent of revenue, the florist business segment's gross margin remained relatively consistent at 66.3% for the year ended June 30, 2004 compared to 66.9% for the year ended June 30, 2003.

        Costs of goods sold and services provided associated with the consumer business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $66.7 million and $96.6 million, respectively. Combined costs of goods sold and services provided associated with the consumer business segment increased by $19.0 million, or 13.2%, to $163.3 million for the year ended June 30, 2004, compared to $144.3 million for the year ended June 30, 2003. This increase was primarily attributable to increased revenues, as previously noted. As a percent of revenue, the consumer business segment's gross margin remained relatively consistent at 24.7% for the year ended June 30, 2004 compared to 24.4% for the year ended June 30, 2003.

        Costs of goods sold and services provided related to corporate activities for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $0.8 million and $1.7 million, respectively. Combined costs of goods sold and services provided associated with corporate activities remained constant at $2.5 million for the years ended June 30, 2004 and June 30, 2003. These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004
			Year Ended June 30, 2004	Year Ended June 30, 2003
					% Change
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Florist business	$19,344	$36,426	$55,770	$52,196	6.8%
Consumer business	10,368	13,815	24,183	19,831	21.9%

Total advertising and selling costs	$29,712	$50,241	$79,953	$72,027	11.0%

        Advertising and selling costs for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $29.7 million and $50.2 million, respectively. Combined advertising and selling costs increased by $8.0 million, or 11.0%, to $80.0 million for the year ended June 30, 2004, compared to $72.0 million for the year ended June 30, 2003.

        Advertising and selling costs associated with the florist business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $19.3 million and $36.4 million, respectively. Combined advertising and selling costs associated with the florist business segment increased by $3.6 million, or 6.8%, to $55.8 million for the year ended June 30, 2004, compared to $52.2 million for the year ended June 30, 2003. This increase is primarily due to increased costs related to a headcount increase in the florist business's sales force.

        Advertising and selling costs associated with the consumer business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $10.4 million and $13.8 million, respectively. Combined advertising and selling costs associated with the consumer business segment increased by $4.4 million, or 21.9%, to $24.2 million for the year ended June 30, 2004, compared to $19.8 million for the year ended June 30, 2003. The increase was primarily due to an increase in online advertising and direct marketing expenses. The increase in online advertising expense is primarily the result of an increase in order volume associated with online marketing partnerships related to online advertising placements. Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements. The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement. The increase in direct marketing expense is related to both new marketing programs and partnerships entered into during the current fiscal year and growth from existing programs.

General and administrative costs

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004
			Year Ended June 30, 2004	Year Ended June 30, 2003
					% Change
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Florist business	$2,680	$7,108	$9,788	$11,366	(13.9)%
Consumer business	5,728	9,918	15,646	13,883	12.7%
Corporate	11,819	39,654	51,473	25,363	102.9%

Total general and administrative costs	$20,227	$56,680	$76,907	$50,612	52.0%

        General and administrative costs for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $20.2 million and $56.7 million, respectively. Combined general and administrative costs increased by $26.3 million, or 52.0%, to $76.9 million for the year ended June 30, 2004, compared to $50.6 million for the year ended June 30, 2003.

        General and administrative costs associated with the florist business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $2.7 million and $7.1 million, respectively. Combined general and administrative costs associated with the florist business segment decreased by $1.6 million, or 13.9%, to $9.8 million for the year ended June 30, 2004, compared to $11.4 million for the year ended June 30, 2003. This decrease is due to cost control efforts in the florist business operations and reduced depreciation expense due to assets becoming fully depreciated.

        General and administrative costs associated with the consumer business segment for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $5.7 million and $9.9 million, respectively. Combined general and administrative costs associated with the consumer business segment increased by $1.7 million, or 12.7%, to $15.6 million for the year ended June 30, 2004, compared to $13.9 million for the year ended June 30, 2003. This increase was primarily related to an increase in headcount related to the expansion of the technology department and increased Web hosting and customer service costs resulting from growth in Internet order volume.

        Corporate general and administrative costs for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $11.8 million and $39.7 million, respectively. Combined corporate general and administrative costs increased by $26.1 million to $51.5 million for the year ended June 30, 2004, compared to $25.4 million for the year ended June 30, 2003. This increase was primarily due to $23.4 million of expenses related to the 2004 Merger. Of the $23.4 million of expenses, $10.7 million related to the settlement of outstanding stock options, $5.3 million related to financial advisory fees and expenses, $2.9 million related to stay and sale bonuses and $2.2 million related to a directors and officers tail insurance policy, with the remaining costs related primarily to legal and accounting fees. The remaining increase in corporate general and administrative costs was primarily due to severance related costs of $3.3 million and a $1.0 million increase in amortization expense related to the increased book basis of software and the customer list as a result of the revaluation of assets in conjunction with the 2004 Merger, offset by a decrease of $1.5 million in deferred compensation expense related to restricted stock that became fully vested during fiscal year 2003.

Other income and expenses

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004
			Year Ended June 30, 2004	Year Ended June 30, 2003
					% Change
	Successor	Predecessor	Combined	Predecessor
	(in thousands)
Interest income	$(137)	$(22)	$(159)	$(168)	(5.4)%
Interest expense	9,365	532	9,897	1,577	NM
Other expense (income), net	63	(1,105)	(1,042)	10,728	NM

Total other (income) and expenses	$9,291	$(595)	$8,696	$12,137	(28.4)%

        Total other income and expenses for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 were $9.3 million of expense and $0.6 million of income, respectively. Combined other income and expenses decreased by $3.4 million, or 28.4%, to $8.7 million for the year ended June 30, 2004, compared to $12.1 million for the year ended June 30, 2003.

        Interest income for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $137,000 and $22,000, respectively. Combined interest income remained constant at $0.2 million for years ended June 30, 2004 and June 30, 2003.

        Interest expense for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $9.4 million and $0.5 million, respectively. Interest expense increased by $8.3 million to $9.9 million for the year ended June 30, 2004, compared to $1.6 million for the year ended June 30, 2003. This increase is primarily due to the incurrence of new indebtedness used in the financing of the 2004 Merger.

        Other expense and income for the period from February 24, 2004 through June 30, 2004 and for the period from July 1, 2003 through February 23, 2004 was $63,000 in expense and $1.1 million in income, respectively. Combined other income and expense was $1.0 million of income for the year ended June 30, 2004, compared to $10.7 million of expense for the year ended June 30, 2003. The primary reason for this change is the $11.0 million charge that was recorded in fiscal year 2003 associated with the settlement of the consolidated shareholder class action litigation related to the Company's 2002 Merger with FTD.COM, in addition to the $1.5 million gain that was recorded in fiscal year 2004 as a result of a settlement with the insurance carrier related to the consolidated shareholder class action lawsuit, as further discussed in Part I. Other Information, Item 3. Legal Proceedings.

Year ended June 30, 2003 compared to year ended June 30, 2002

Total revenues

	Year ended June 30,
			% Change
	2003	2002
	(in thousands)
Florist business	$172,385	$171,197	0.7%
Consumer business	190,958	154,069	23.9

Total revenues	$363,343	$325,266	11.7%

        Total revenues increased by $38.0 million, or 11.7%, to $363.3 million for the year ended June 30, 2003, compared to $325.3 million for the year ended June 30, 2002.

        Florist business segment revenue increased by $1.2 million, or 0.7%, to $172.4 million for the year ended June 30, 2003, compared to $171.2 million for the year ended June 30, 2002. This increase in revenues is primarily related to the bi-annual sale of the Floral Selections Guide, which was sold during fiscal year 2003, and an increase in sales related to FTD's wholesale products, which include FTD's branded floral supplies and wholesale fresh flowers. This increase in revenues was partially offset by a decrease in revenues associated with orders sent over the Mercury Network. The primary reasons for this decrease were related to the termination of a relationship with a competing clearinghouse, which resulted in fewer orders being transmitted over the Mercury Network, and a planned reduction in the per order transmission fees charged by the Company, which went into effect in July 2002.

        Consumer business segment revenue increased by $36.9 million, or 23.9%, to $191.0 million for the year ended June 30, 2003, compared to $154.1 million for the year ended June 30, 2002 primarily due to increased order volume. This increase in order volume was primarily due to continued growth in organic order volume due to new and existing marketing initiatives and expanded product offerings. Additionally, the increase in order volume was attributable to the acquisition of the businesses of National Flora, Flowers Direct and Flowers USA, which were acquired by FTD.COM in November 2001, July 2002 and October 2002, respectively.

Total costs of goods sold and services provided

	Year ended June 30,
			% Change
	2003	2002
	(in thousands)
Florist business	$57,111	$56,572	1.0%
Consumer business	144,286	118,180	22.1
Corporate	2,508	2,576	(2.6)

Total costs of goods sold and services provided	$203,905	$177,328	15.0%

        Total costs of goods sold and services provided increased by $26.6 million, or 15.0%, to $203.9 million for the year ended June 30, 2003, compared to $177.3 million for the year ended June 30, 2002. As a percent of revenue, gross margins decreased to 43.9% for the year ended June 30, 2003 from 45.5% for the year ended June 30, 2002, primarily attributable to the higher percentage of total sales in the Company's lower margin consumer business segment.

        Costs of goods sold and services provided associated with the florist business segment increased by $0.5 million, or 1.0%, to $57.1 million for the year ended June 30, 2003, compared to $56.6 million for the year ended June 30, 2002. This increase was primarily attributable to increased revenues in the florist business segment, as previously noted. As a percent of revenue, the florist business segment's gross margin remained relatively consistent at 66.9% for the year ended June 30, 2003 compared to 67.0% for the year ended June 30, 2002.

        Costs of goods sold and services provided associated with the consumer business segment increased by $26.1 million, or 22.1%, to $144.3 million for the year ended June 30, 2003, compared to $118.2 million for the year ended June 30, 2002. This increase was primarily attributable to increased revenues, as previously noted. As a percent of revenue, the consumer business segment's gross margin increased to 24.4% for the year ended June 30, 2003 from 23.3% for the year ended June 30, 2002, primarily as a result of increased specialty gift orders, which typically have higher gross profit margins, coupled with operating improvements, including efficiencies in order entry processing.

        Costs of goods sold and services provided associated with corporate activities decreased by $0.1 million, or 2.6%, to $2.5 million for the year ended June 30, 2003, compared to $2.6 million for the year ended June 30, 2002. These costs are related to the development and support of the internal corporate technology platforms.

Advertising and selling costs

	Year ended June 30,
			% Change
	2003	2002
	(in thousands)
Florist business	$52,196	$52,966	(1.5)%
Consumer business	19,831	14,969	32.5

Total advertising and selling costs	$72,027	$67,935	6.0%

        Advertising and selling costs increased by $4.1 million, or 6.0%, to $72.0 million for the year ended June 30, 2003, compared to $67.9 million for the year ended June 30, 2002.

        Advertising and selling costs associated with the florist business segment decreased by $0.8 million, or 1.5%, to $52.2 million for the year ended June 30, 2003, compared to $53.0 million for the year ended June 30, 2002. This decrease was primarily due to reductions in advertising expenses related to a more targeted and efficient advertising campaign and a decrease in volume-based rebates associated with orders sent through the FTD clearinghouse. These decreases were partially offset by costs related to the expansion of the Company's sales force.

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

General and administrative costs

	Year ended June 30,
			% Change
	2003	2002
	(in thousands)
Florist business	$11,366	$13,098	(13.2)%
Consumer business	13,883	12,375	12.2
Corporate	25,363	33,872	(25.1)

Total general and administrative costs	$50,612	$59,345	(14.7)%

        General and administrative costs decreased by $8.7 million, or 14.7%, to $50.6 million for the year ended June 30, 2003, compared to $59.3 million for the year ended June 30, 2002.

        The general and administrative costs associated with the florist business segment decreased by $1.7 million, or 13.2%, to $11.4 million for the year ended June 30, 2003, compared to $13.1 million for fiscal year 2002. This decrease was partially attributable to cost control efforts, which encompassed headcount reductions in corporate technology functions and a $0.4 million charge in fiscal year 2002 related to the impairment of internal use software that had been used to process clearinghouse and related transactions which did not reoccur in fiscal year 2003.

        The general and administrative costs associated with the consumer business segment increased by $1.5 million, or 12.2%, to $13.9 million for the year ended June 30, 2003, compared to $12.4 million for fiscal year 2002. This increase was primarily related to a $2.6 million gain recorded in fiscal year 2002 attributable to the settlement of a claim against the developer of an unlaunched version of the FTD.COM Web site, offset by $1.6 million of costs incurred in fiscal year 2002 related to the 2002 Merger, neither of which reoccurred in fiscal year 2003. Additionally, there was an increase in call center and technology costs related to an increase in order volume in fiscal year 2003.

        Corporate general and administrative costs decreased by $8.5 million, or 25.1%, to $25.4 million for the year ended June 30, 2003, compared to $33.9 million for the year ended June 30, 2002. This decrease was primarily attributable to $8.7 million in bonus payments and $1.7 million in severance costs incurred in fiscal year 2002 related to the 2002 Merger and $0.5 million in fiscal year 2002 related to additional severance costs for certain former employees. In addition, amortization expense decreased $2.7 million in fiscal year 2003 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective January 1, 2002. This decrease in costs was partially offset by a $1.4 million gain in fiscal year 2002 related to the termination of certain future post retirement health care benefits, a $1.1 million gain in fiscal year 2002 attributable to a single business tax refund related to prior years' filings, an increase in employee benefit costs in fiscal year 2003 and an increase in amortization expense in fiscal year 2003 related to a customer list acquired in the 2002 Merger.

Other income and expenses

	Year ended June 30,
			% Change
	2003	2002
	(in thousands)
Interest income	$(168)	$(1,038)	(83.8)%
Interest expense	1,577	3,342	(52.8)
Other expense, net	10,728	1,096	878.8

Total other income and expenses	$12,137	$3,400	257.0%

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

        Other expense, net increased by $9.6 million to $10.7 million for the year ended June 30, 2003, compared to $1.1 million for the year ended June 30, 2002. The primary reason for this increase is the $11.0 million liability that was recorded in the fourth quarter of fiscal year 2003 associated with the settlement of the consolidated shareholder class action litigation related to the 2002 Merger, including administrative costs. Partially offsetting this increase was $0.6 million recorded in fiscal year 2002 related to the write off of unamortized deferred financing costs as a result of the execution of a new financing agreement.

Quarterly Financial Information (Unaudited) (In thousands)

	Predecessor					Successor			Combined
Fiscal Year 2004	First Quarter	Second Quarter		Period from January 1, 2004 through February 23, 2004		Period from February 24, 2004 through March 31, 2004		Fourth Quarter	Fiscal Year
Total revenues	$73,576	$96,795		$75,308		$30,980		$120,401	$397,060

Gross profit	$34,375	$42,590		$30,657		$13,977		$48,980	$170,579

Income from operations	$8,331	$7,667		$(15,297	)(1)	$2,776	(2)	$10,242	$13,719	(1)(2)

Net income (loss)	$4,808	$5,541	(3)	$(11,951)		$(703	)(4)	$2,895	$590	(3)(4)

	Predecessor
Fiscal Year 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Fiscal Year
Total revenues	$73,586	$88,791	$95,632	$105,334		$363,343

Gross profit	$35,466	$38,167	$40,780	$45,025		$159,438

Income (loss) from operations	$10,366	$6,103	$9,232	$11,098		$36,799

Net income (loss)	$5,810	$3,346	$5,248	$(5,115	)(5)	$9,289	(5)

(1)
During the period from January 1, 2004 through February 23, 2004, the Predecessor recorded merger related expenses of $23.4 million related to the 2004 Merger as a component of selling, general and administrative expenses.

(2)
During the period from February 24, 2004 through March 31, 2004, the Company recorded severance costs of $3.3 million as a component of selling, general and administrative expenses.

(3)
In the second quarter of fiscal year 2004, the Predecessor recorded as a component of other expense, net, a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.

(4)
During the period from February 24, 2004 through March 31, 2004, the Company entered into the 2004 Credit Agreement. As a result of entering into the 2004 Credit Agreement, unamortized deferred financing costs associated with the then existing debt were expensed, resulting in a net loss on extinguishments of debt of $0.4 million, which was included in other expense, net.

(5)
In the fourth quarter of fiscal year 2003, the Predecessor recorded as a component of other expense, net, a charge of $11.0 million related to the recording of a liability associated with the settlement of the consolidated shareholder class action litigation related to the 2002 Merger with FTD.COM, including administrative expenses.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $0.6 million to $2.5 million at June 30, 2004 from $1.9 million at June 30, 2003. Restricted cash was $7.3 million at June 30, 2004. The Company is obligated to pay $7.3 million in cash, pursuant to the Stipulation and Agreement of Compromise, Settlement and Release relating to the consolidated shareholder class actions pending in the Court of Chancery for New Castle County in Wilmington, Delaware, titled "In Re FTD.COM, Inc. Shareholders Litigation." Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation. This payment is scheduled to be made later in 2004.

        The following table summarizes key cash flow information for the period from July 1, 2003 through February 23, 2004 and February 24, 2004 through June 30, 2004 as compared to the year ended June 30, 2003:

	Successor	Predecessor	Combined	Predecessor
	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003
Net cash provided by (used in) operating activities	$(8,776)	$9,031	$255	$30,400

Net cash used in investing activities	$(422,628)	$(4,169)	$(426,797)	$(19,210)

Net cash provided by (used in) financing activities	$433,583	$(6,468)	$427,115	$(45,940)

        Cash provided by operating activities was $0.3 million for the combined year ended June 30, 2004 compared to cash provided by operating activities of $30.4 million for the year ended June 30, 2003. Combined fiscal year 2004 cash provided by operating activities is primarily attributable to net income, after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts, and an increase in other accrued liabilities of $6.3 million primarily related to an increase in accrued interest related to the Notes, partially offset by an increase in accounts receivable of $9.7 million primarily related to an increase in current accounts receivable related to an increase in sales, the establishment of restricted cash of $7.3 million and an increase in prepaid expenses and other of $5.4 million primarily related to an increase in prepaid taxes. Cash provided by operating activities for year ended June 30, 2003 is primarily attributable to net income, after adding back non-cash items such as depreciation, amortization, the provision for doubtful accounts and deferred compensation expense, and an increase in accrued liabilities of $8.9 million, which is primarily related to the $11.0 million liability recorded during fiscal year 2003 associated with the settlement of the consolidated shareholder class action litigation, partially offset by a $5.5 million decrease in accounts payable primarily related to a reduction in book overdrafts.

        Cash used in investing activities was $426.8 million for the combined year ended June 30, 2004 compared to cash used in investing activities of $19.2 million for the year ended June 30, 2003. Combined fiscal year 2004 cash used in investing activities is primarily related to the 2004 Merger with Nectar Merger Corporation, an affiliate of Leonard Green & Partners, L.P. Fiscal year 2003 cash used in investing activities is primarily related to FTD.COM's purchase of the businesses of Flowers Direct and Flowers USA in July 2002 and October 2002, respectively, for a total of $12.4 million. For the years ended June 30, 2004 and 2003, capital expenditures for depreciable fixed assets such as furniture and equipment were $0.9 million and $1.9 million, respectively, and capital expenditures for amortizable intangibles such as costs related to the development and implementation of internal use software and other information technology costs were $4.8 and $2.6 million, respectively.

        Cash provided by financing activities was $427.1 million for the combined year ended June 30, 2004 compared to cash used in financing activities of $45.9 million for year ended June 30, 2003. Combined fiscal year 2004 cash provided by financing activities was primarily attributable to $260.0 million in proceeds from the issuance of long term debt and $184.5 million in capital contribution, both of which are related to the 2004 Merger. Cash used in financing activities for the year ended June 30, 2003 was primarily attributable to $40.5 million of net repayments of debt outstanding under the previous revolving credit facility and $5.5 million used to repurchase the

Predecessor's Class A Common Stock, pursuant to the Predecessor's Board approved stock repurchase program.

        The Company's principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement. The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the 2004 Merger. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $1.3 million in letters of credit outstanding and had availability of $48.7 million at June 30, 2004.

        The 2004 Credit Agreement includes covenants that, among other things, required that as of June 30, 2004, the Company maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.1 to 1.0, a fixed charge coverage ratio of no less than 1.4 to 1.0 and a leverage ratio not to exceed 5.9 to 1.0. The Company was in compliance with all debt covenants as of June 30, 2004. Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

        In addition to its debt service obligations, the Company's remaining liquidity requirements are primarily for working capital needs and capital expenditures. The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2004 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures and to make interest and principal payments as they become due under the terms of the 2004 Credit Agreement for the foreseeable future.

Summary Disclosures About Contractual Obligations and Commercial Commitments

        The following tables reflect a summary of the Company's contractual cash obligations and other commercial commitments at June 30, 2004 (in thousands):

Payments Due by Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$259,788	$850	$1,700	$1,700	$255,538
Interest on the Notes	135,964	13,902	27,125	27,125	67,812
Operating leases	2,758	1,121	1,346	291	—
Estimated future benefit payments—the salaried employees' pension plan	1,250	110	210	205	725
Estimated future benefit payments—retiree medical plan	1,195	120	255	250	570
Internet distribution agreements	1,158	1,158	—	—	—
Distribution center agreement	1,102	1,102	—	—	—
Estimated pension contribution	366	366	—	—	—

Total contractual cash obligations	$403,581	$18,729	$30,636	$29,571	$324,645

(1)
Under the 2004 Credit Agreement, the maturity of outstanding debt could be accelerated if FTD does not maintain certain financial and operating covenants. At June 30, 2004, the Company was in compliance with the covenants contained in the 2004 Credit Agreement.

        In addition to the cash obligations above, the Company has a Management Consulting Services Agreement with parties related to Leonard Green & Partners, L.P. (the "Management Consulting Services Agreement"). Annual required payments under this agreement amount to $2.0 million plus reimbursement of reasonable out-of-pocket expenses. The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended.

		Expiration Per Period
Other Commercial Commitments:	Total Amounts Committed	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Letters of credit	$1,303	$1,303	$—	$—	$—

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

Revenue Recognition

        Revenues generated by the florist business segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered. Revenues for other services related to the processing of such orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of florist shop supplies are recorded when the products are shipped. Revenues relating to publications are recognized ratably over the period in which the publications are issued. Revenues associated with FTD Florists' Online Web site hosting and Flowers All Hours are recorded in the period the service is provided. Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

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

        The Company's consumer business segment recognizes 100% of the order value as revenue and recognizes the associated costs of goods sold and services provided when the order is fulfilled. FTD.COM recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products, among other things. If the relative amounts of risks and rewards borne by FTD.COM associated with processing floral and specialty gift orders were to change in the future, FTD.COM's reporting policy related to revenue recognition and costs of goods sold and services provided could change.

Distribution Agreements

        FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM's Web site and marketing of FTD.COM's product offerings through co-branded Web sites. Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements. FTD.COM records expenses related to these agreements based on an estimated per order cost taking into consideration the anticipated number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board ("FASB"). The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party's Web sites, existence of other advertisements on the third party's Web site and advertisement placement on the third party's Web site. Many of these factors are outside of FTD.COM's control. The contract terms for these distribution agreements coincide with the Company's fiscal year end, and as such, the order volume estimates used to book expense on a monthly basis are adjusted to actual order volumes by year end. If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

Accounts Receivable

        Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company's management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit-worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

Inventory

        The Company's inventory consists of finished goods and is stated at the lower of cost or market value. The Company's management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand by aging category. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination. Therefore, although the Company's management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company's reported operating results.

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

        An intangible asset with an indefinite useful life is not amortized and is reviewed at least annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value. For goodwill, the Company compares the fair value of the reporting unit with its carrying value. Any excess of carrying value of goodwill over its fair value is recognized as an impairment loss in continuing operations. In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life.

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

Recently Issued Accounting Pronouncements

        In January 2004, the FASB issued SFAS No. 132, Employers' Disclosures about Pension and Postretirement Benefits ("SFAS No. 132"). SFAS No. 132 is intended to improve financial statement disclosures for defined benefit plans. In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The adoption of SFAS No. 132 did not have a material impact on the Company's financial statements. Refer to Notes 10 and 11 to the consolidated financial statements for further discussion on the Company's pension and other post-retirement benefit obligations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 introduces a new consolidation model which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

        From time to time, the staff of the SEC communicates its interpretations of accounting rules and regulations. The manner by which these views are communicated varies by topic. While these communications represent the views of the staff, they do not carry the authority of law or regulation. Nonetheless, the practical effect of these communications is that changes in the staff's views from time to time can impact the accounting and reporting policies of public companies.

Related Party Transactions

        For the period from July 1, 2003 to February 23, 2004 and fiscal years 2003 and 2002, the Predecessor incurred expenses of $1.3 million, $2.0 million and $2.0 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor. The Predecessor's management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Merger.

        In connection with the 2004 Merger, the Company entered into a management services agreement with Leonard Green & Partners, L.P. Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004. Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained. The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended. For the period February 24, 2004 to June 30, 2004, the Company incurred expenses of $0.7 million related to the management services agreement with Leonard Green & Partners, L.P.

        In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, related to the 2004 Merger, which was paid upon consummation of the 2004 Merger.

Forward-Looking Information

        This annual report on Form 10-K contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's outlook, anticipated revenue growth and profitability; the anticipated benefits of investments in new products, programs and offerings; and opportunities and trends within both the consumer and florist business segments, including opportunities to expand these businesses and capitalize on growth opportunities or increase penetration of service offerings. These forward-looking statements are based on management's current expectations, assumptions, estimates and projections about the Company and its industry. Investors are cautioned that actual results could differ from those anticipated by the forward-looking statements as a result of: the Company's ability to acquire and retain FTD member florists and continued recognition by members of the value of the Company's products and services; the acceptance by members of the new or modified service offerings recently introduced; the Company's ability to sell additional products and services to member florists; the Company's ability to expand existing marketing partnerships and secure new marketing partners within the consumer business segment; the success of the Company's marketing campaigns; the ability to retain customers and increase average order value within the consumer business segment; the existence of failures in the Mercury Network or the Company's consumer business segment systems; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company's ability to manage or reduce its level of expenses within both the consumer and florist business segments; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; and the Company's ability to increase capacity and introduce enhancements to its Web sites; the Company's ability to integrate additional partners or acquisitions, if any are identified. These factors, along with other potential risks and uncertainties, are discussed in the Company's reports and other documents filed with the SEC.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to interest rate risk is primarily the result of borrowings under its bank credit facilities. At June 30, 2004, $84.8 million of debt was outstanding under the 2004 Credit Agreement. Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company's tangible and intangible assets. The Company's results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $848,000.

        The Company will continue to monitor changing economic conditions. Based on current circumstances, the Company does not expect a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

        The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro. The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and comprehensive income and were not material for the years ended June 30, 2004, 2003 and 2002. The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company's consolidated financial statements. Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company required by this item are set forth on pages F-1 through F-35 of this Form 10-K and the related schedule is set forth on page F-37 of this Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and PAO. Based on this evaluation, the CEO and PAO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

        The name, age and current principal position(s) and office(s), if any, with the Company of each director is as follows:

Name	Age	Current Principal Position(s) and Office(s) with the Company
Peter J. Nolan	46	Director
John M. Baumer	36	Director
Timothy J. Flynn	31	Director
Michael J. Soenen	34	Director, President and Chief Executive Officer

        Peter J. Nolan.    Mr. Nolan has served as a director of the Company since the consummation of the 2004 Merger in February 2004. Mr. Nolan is a managing partner of Leonard Green & Partners, L.P. Mr. Nolan is a manager of GEI Capital IV, LLC, an affiliate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Nolan was a Managing Director and Co-Head of Donaldson, Lufkin & Jenrette's Los Angeles Investment Banking Division, which he joined in 1990. Prior to 1990, Mr. Nolan was a First Vice President in corporate finance at Drexel Burnham Lambert from 1986 to 1990, a Vice President at Prudential Securities, Inc. from 1982 to 1986, and an Associate at Manufacturers Hanover Trust. Mr. Nolan presently serves on the Board of Directors of AsianMedia Group LLC, Liberty Group Publishing, Inc., Rand McNally & Company, Werner Holding Co., Inc. and Activision, Inc. and has served as a director and the president of both Nectar Merger Corporation and Mercury Man Holdings Corporation since their formation. Mr. Nolan received a Bachelor of Science from Cornell University and an M.B.A. from the Johnson Graduate School of Management at Cornell University.

        John M. Baumer.    Mr. Baumer has served as a director of the Company since the consummation of the 2004 Merger in February 2004. Mr. Baumer has been a partner of Leonard Green & Partners, L.P. since January 2001. Prior to becoming a partner, Mr. Baumer had been a vice president at Leonard Green & Partners, L.P. since May 1999. Mr. Baumer is a member of GEI Capital IV, LLC, an affiliate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Baumer was a vice president in the corporate finance division of Donaldson, Lufkin & Jenrette in Los Angeles since 1999 and an associate at Donaldson, Lufkin & Jenrette since 1995. Mr. Baumer presently serves on the Board of Directors of Intercontinental Art, Inc., Leslie's Poolmart, Inc., PETCO Animal Supplies, Inc., Phoenix Scientific, Inc., VCA Antech, Inc. and Rand McNally & Company and has served as director and the vice president of both Mercury Man Holdings Corporation and Nectar Merger Corporation since their formation. Mr. Baumer received a Bachelor of Business Administration from the University of Notre Dame and an M.B.A. from the Wharton School at the University of Pennsylvania.

        Timothy J. Flynn.    Mr. Flynn has served as a director of the Company since the consummation of the 2004 Merger in February 2004. Mr. Flynn has been a vice president of Leonard Green & Partners, L.P. since March 2003. Prior to joining Leonard Green & Partners, L.P., Mr. Flynn was a Director in the Investment Banking Division of Credit Suisse First Boston in Los Angeles, which he joined in 2000 following Credit Suisse First Boston's acquisition of Donaldson, Lufkin & Jenrette. Prior to the acquisition, Mr. Flynn worked in the Investment Banking Division of Donaldson, Lufkin & Jenrette since 1996. From 1994 to 1996, Mr. Flynn worked in the Mergers and Acquisitions group at Paine Webber Incorporated. Mr. Flynn earned a dual Bachelor of Arts degree from Brown University.

        Michael J. Soenen.    Mr. Soenen rejoined the Company as the President and Chief Executive Officer and a Director in May 2004. Previously, Mr. Soenen served as the President and Chief Operating Officer of the Predecessor and FTDI from October 2002 to February 2004 and a director of the Predecessor from November 2002 to February 2004. From May 1999 until October 2002, Mr. Soenen served as the President and Chief Executive officer of FTD.COM. From January 1997 through May 1999, he served as Vice President-Marketing of FTDI and Director of Sales Promotion for FTDI. Mr. Soenen was an associate at Perry Corp. from August 1996 to December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers Inc., an investment banking firm. Mr. Soenen received a Bachelor of Arts from Kalamazoo College in 1992.

Executive Officers

        The executive officers of the Company are selected by and serve at the discretion of the Board. The table below sets forth the name, age and current principal positions and offices each holds with the Company as follows:

Name	Age	Executive Officers
Michael J. Soenen	34	Director, President and Chief Executive Officer
Jon R. Burney	62	Vice President, General Counsel and Secretary
Marcia L. Chapman	37	Executive Vice President of Marketplace
Lawrence W. Johnson	37	Executive Vice President of Mercury Technology
George T. Kanganis	48	Executive Vice President of Sales
Daniel W. Smith	36	Executive Vice President of FTD.COM
William J. Van Cleave	40	Executive Vice President of Member Services
Carrie A. Wolfe	33	Chief Financial Officer

        Biographical information for Michael J. Soenen appears above under the caption "Board of Directors."

        Jon R. Burney.    Mr. Burney has served as Vice President, General Counsel and Secretary of FTDI and as Secretary of FTD since October 2000. Since June 28, 2002, he has also served as Vice President and General Counsel of FTD. Prior to joining FTD, Mr. Burney practiced law with the firm of Burney and Herthneck in Cleveland, Ohio for 18 years and he has been a member of the Ohio State Bar since 1968. Prior to that time, he was Vice President and General Counsel for Apcoa Inc. and counsel for the Apcoa division of ITT. Mr. Burney received a Bachelor of Arts from Denison University in 1964 and a Juris Doctor from The Ohio State University College of Law in 1967.

        Marcia L. Chapman.    Ms. Chapman was appointed as the Executive Vice President of Marketplace in August 2004. Since joining FTD in 1996, Ms. Chapman has served in various merchandising roles within FTD, most recently as the Vice President of Merchandising at FTD.COM. Prior to 1996, Ms. Chapman worked at Helene Curtis, Inc. (now Unilever) and Coopers & Lybrand (now PricewaterhouseCoopers LLP). She received her Bachelor of Science degree in Economics at the Wharton School of Business at the University of Pennsylvania in 1989 and her Masters of Management in 1994 at the Kellogg Graduate School of Management at Northwestern University.

        Lawrence W. Johnson.    Mr. Johnson was appointed as the Executive Vice President of Mercury Technology of FTDI in October 2003. From 1997 to October 2003, Mr. Johnson served as Vice President—Human Resources, the Director of Administration and Tax Manager. Prior to joining FTD in 1997, Mr. Johnson worked as a Tax Manager for Culumber and Scanlan, Ltd., an independent public accounting firm. Mr. Johnson received a Bachelor of Science degree in Accounting from DePaul University in 1989 and is a Certified Public Accountant.

        George T. Kanganis.    Mr. Kanganis was appointed as the Executive Vice President of Sales of FTD in December 2002. From October 2000 until December 2002, Mr. Kanganis served as the Vice President of Sales and the Vice President of National Accounts. Prior to joining FTD in October 2000, Mr. Kanganis worked as the Vice President of National Accounts and in various other roles at Teleflora since 1989. Mr. Kanganis received a Bachelor of Science degree in Business Administration from Manhattan College in Riverdale, New York in 1979.

        Daniel W. Smith.    Mr. Smith was appointed as the Executive Vice President of FTD.COM in October 2002. Since joining FTD in 1998, through October 2002, Mr. Smith has served as the Direct Marketing Manager, the Director of Direct Marketing and the Vice President of Marketing of FTD.COM. Prior to 1998, Mr. Smith worked at the Bradford Exchange in consumer direct and database marketing. He received a Bachelor of Science degree in Marketing at the University of Illinois in 1989.

        William J. Van Cleave.    Mr. Van Cleave was appointed as the Executive Vice President of Member Services in March 2002. He also served as Executive Vice President of Technology from March 2002 to December 2002. From August 1999 through March 2002, Mr. Van Cleave served as Vice President-Marketing of FTD.COM. Prior to joining FTD in August 1999, he was the Marketing Director of americangreetings.com, the Internet marketing division of American Greetings Corporation, from November 1995 to July 1999. From August 1990 to October 1995, Mr. Van Cleave served in various other capacities at American Greetings Corporation. Mr. Van Cleave received a Bachelor of Science from Miami University in 1986 and a Masters of Business Administration from Case Western Reserve University in 1990.

        Carrie A. Wolfe.    Ms. Wolfe rejoined the Company as the Chief Financial Officer in August 2004. Previously, Ms. Wolfe served as the Chief Financial Officer and Treasurer from March 2002 to April 2004. From November 1999 to March 2002, Ms. Wolfe served as Chief Financial Officer, Vice President—Finance and Accounting and Controller of FTD.COM. Prior to joining FTD in November 1999, she was Director of Finance and Director of Financial Reporting, as well as serving in various other capacities, at Whitman Corporation, from October 1995 to November 1999. From June 1992 to September 1995, Ms. Wolfe worked in the auditing group at Price Waterhouse (now PricewaterhouseCoopers LLP), an independent public accounting firm. Ms. Wolfe received a Bachelor of Science in Accounting from the University of Illinois in 1992 and is a Certified Public Accountant.

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

        To the Company's knowledge, based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended June 30, 2004, the Company believes that all Reporting Persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2004, except that Christopher J.D. Ainsley and Stephen Kasnet each filed one late report on Form 4 corresponding to transactions that occurred in fiscal year 2004.

        In conjunction with the 2004 Merger, as of February 24, 2004, the Company no longer has a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Audit Committee

        The audit committee will review the various accounting, financial reporting and internal control functions and make recommendations to the Board of Directors for the selection of independent public accountants. In addition, the committee will monitor the independence of the independent accountants. The members of the audit committee are Mr. Baumer and Mr. Flynn. The Board of Directors has determined that the Audit Committee does not have an "audit committee financial expert" as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. However, the Board of Directors believes that each of the members of the Audit Committee have sufficient financial expertise and experience to effectively and competently discharge such director's responsibilities and duties as a member of the Audit Committee.

Code of Ethics

        The Company has a Code of Business Conduct and Ethics applicable to members of the Board of Directors and officers, including the Chief Executive Officer and Chief Financial Officer, which is filed as an exhibit hereto.

Item 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table provides information relating to compensation for the fiscal years ended June 30, 2004, 2003 and 2002 for Michael J. Soenen, the Company's President and Chief Executive Officer, and Jon R. Burney, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe, the four other most highly compensated executive officers of the Company whose total salary and bonus, as determined pursuant to SEC rules, exceeded $100,000 (determined by reference to fiscal year 2003) (collectively, the "Named Executive Officers"), in addition to Robert L. Norton, the former Chairman of the Board and Chief Executive Officer. The amounts shown in the following table include compensation for services in all capacities provided to the Company.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position(s)	Fiscal Year	Salary	Bonus(1)		Securities Underlying Options	All Other Compensation
Michael J. Soenen President and Chief Executive Officer	2004 2003 2002	256,731 322,115 249,039	272,631 155,000 3,424,247	(2) (5)	— 91,000 —	1,427,585 8,885 6,959	(3) (4) (6)
Jon R. Burney Vice President, General Counsel and Secretary	2004 2003 2002	202,693 194,900 186,708	179,474 85,000 —	(7)	— 18,000 —	7,690 7,990 7,120	(8) (9) (10)
Daniel W. Smith Executive Vice President of FTD.COM	2004 2003 2002	200,241 165,769 105,769	179,220 70,000 32,840	(11)	— 16,000 —	7,501 7,084 4,810	(12) (13) (14)
William J. Van Cleave Executive Vice President of Member Services	2004 2003 2002	226,346 219,231 199,039	134,632 80,000 99,520	(15)	— 39,000 —	8,487 7,631 5,723	(16) (17) (18)
Carrie A. Wolfe Chief Financial Officer	2004 2003 2002	240,485 223,269 149,616	500,000 105,000 72,310	(19)	— 40,000 —	718,205 9,432 4,670	(20) (21) (22)
Robert L. Norton* Former Chairman of the Board and Chief Executive Officer	2004 2003 2002	$602,308 598,077 546,154	$1,225,000 525,000 5,321,174	(23) (26)	— 195,000 —	2,105,037 5,276 4,846	(24) (25) (27)

*
Mr. Norton left the Company on May 12, 2004.

(1)
Includes cash bonuses paid in the fiscal year following the referenced fiscal year with respect to services rendered in the referenced fiscal year. See "Other Arrangements—Management Incentive Plan."

(2)
Represents $22,631 in fiscal year 2004 bonus and $250,000 in bonus related to the 2004 Merger.

(3)
Represents $1,421,875 in severance payment, $1,758 in flexible dollars for use in connection with the Company's benefit plan and $3,952 in matching contributions to the Company's 401(k) Retirement Savings Plan (the "401(k) Plan").

(4)
Represents $2,260 in flexible dollars for use in connection with the Company's benefit plan and $6,625 in matching contributions to the 401(k) Plan.

(5)
Represents $186,780 in fiscal year 2002 bonus and $3,237,467 in bonus related to the 2002 Merger.

(6)
Represents $2,084 in flexible dollars for use in connection with the Company's benefit plan and $4,875 in matching contributions to the 401(k) Plan.

(7)
Represents $29,474 in fiscal year 2004 bonus and $150,000 in bonus related to the 2004 Merger.

(8)
Represents $2,495 in flexible dollars for use in connection with the Company's benefit plan and $5,195 in matching contributions to the 401(k) Plan.

(9)
Represents $2,391 in flexible dollars for use in connection with the Company's benefit plan and $5,599 in matching contributions to the 401(k) Plan.

(10)
Represents $2,344 in flexible dollars for use in connection with the Company's benefit plan and $4,776 in matching contributions to the 401(k) Plan.

(11)
Represents $29,220 in fiscal year 2004 bonus and $150,000 in bonus related to the 2004 Merger.

(12)
Represents $2,495 in flexible dollars for use in connection with the Company's benefit plan and $5,006 in matching contributions to the 401(k) Plan.

(13)
Represents $2,069 in flexible dollars for use in connection with the Company's benefit plan and $5,015 in matching contributions to the 401(k) Plan.

(14)
Represents $2,018 in flexible dollars for use in connection with the Company's benefit plan and $2,792 in matching contributions to the 401(k) Plan.

(15)
Represents $34,632 in fiscal year 2004 bonus and $100,000 in bonus related to the 2004 Merger.

(16)
Represents $2,305 in flexible dollars for use in connection with the Company's benefit plan and $6,182 in matching contributions to the 401(k) Plan.

(17)
Represents $2,093 in flexible dollars for use in connection with the Company's benefit plan and $5,538 in matching contributions to the 401(k) Plan.

(18)
Represents $1,902 in flexible dollars for use in connection with the Company's benefit plan and $3,821 in matching contributions to the 401(k) Plan.

(19)
Represents $500,000 in bonus related to the 2004 Merger.

(20)
Represents $712,500 in severance payment, $484 in flexible dollars for use in connection with the Company's benefit plan and $5,221 in matching contributions to the 401(k) Plan.

(21)
Represents $565 in flexible dollars for use in connection with the Company's benefit plan and $8,867 in matching contributions to the 401(k) Plan.

(22)
Represents $860 in flexible dollars for use in connection with the Company's benefit plan and $3,810 in matching contributions to the 401(k) Plan.

(23)
Represents $1,225,000 in bonus related to the 2004 Merger.

(24)
Represents $2,100,000 in severance payment, $2,268 in flexible dollars for use in connection with the Company's benefit plan and $2,769 in matching contributions to the Company's 401(k) Plan.

(25)
Represents $2,507 in flexible dollars for use in connection with the Company's benefit plan and $2,769 in matching contributions to the 401(k) Plan.

(26)
Represents $5,321,174 in bonus related to the 2002 Merger.

(27)
Represents $2,308 in flexible dollars for use in connection with the Company's benefit plan and $2,538 in matching contributions to the 401(k) Plan.

Option/SAR Grants in Last Fiscal Year

        The Company and Predecessor did not grant any stock options or SARs to Named Executive Officers or directors in the period from February 24, 2004 through June 30, 2004 or in the period from July 1, 2003 through February 23, 2004.

Aggregated Option/SAR Exercises In Last Fiscal Year and Fiscal Year End Option/SAR Values

        There were no stock options and SARS outstanding at June 30, 2004. No options were exercised during the period from February 24, 2004 through June 30, 2004 or during the period from July 1, 2003 though February 23, 2004. All stock options outstanding as of February 23, 2004 were canceled in conjunction with the 2004 Merger.

Compensation of Directors

        The Company's executive officers are not paid any additional compensation for their services as directors. The Company does not compensate directors for their services as directors as of February 24, 2004. The Company reimburses all directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

        Prior to February 24, 2004, independent directors who were not employees of the Predecessor were entitled to the following compensation:

  •
  $20,000 annual retainer fee for serving on the Board;

  •
  $1,000 fee for attendance at a Board and/or committees meeting or a $1,500 fee for attendance at a committee meeting in which the director served as chairman of the committee; and

  •
  an annual grant of shares of restricted stock in an amount equal to $10,000 (which fully vested on the one year anniversary of the grant).

        Under the 2002 Equity Incentive Plan, the Compensation Committee awarded restricted stock to the directors of the Predecessor. During the year ended June 30, 2003, the Predecessor granted 664 shares of restricted stock to each of Habib Y. Gorgi, Stephen G. Kasnet and Christopher J.D. Ainsley. The 2002 Equity Incentive Plan was terminated in conjunction with the 2004 Merger.

Employment Agreements

        Other Executive Employment Arrangements.    Pursuant to employment agreements between FTD and each of Jon R. Burney, Daniel W. Smith and William J. Van Cleave each dated as of May 20, 2003, and amended as of October 5, 2003 and February 24, 2004, each executive has agreed to serve as an officer of FTD or in a substantially similar position with any entity that acquires FTD through May 31, 2004, with the term of each agreement renewing automatically for one year periods thereafter unless terminated as provided in the agreement prior to the end of the term. Each executive has agreed to the following minimum base salaries or such greater amount as determined by the Board of Directors or the compensation committee plus a performance bonus as set by the Board of Directors or the compensation committee: Jon R. Burney, $195,000; Daniel W. Smith, $175,000 and William J. Van Cleave, $220,000. The employment agreements also provide that each executive is entitled to four weeks of paid vacation per year, reimbursement for all reasonable and necessary travel expenses and other disbursements incurred by each executive for or on the Company's behalf and additional employment-related benefits that are made available from time to time to the Company's employees who are at comparable levels to each executive. In addition, each executive's employment agreement provides that if:

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

  •
  there is (1) a material adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position that the executive held immediately prior to a change of control (except for changes resulting from the Company ceasing to be a public company or the executive no longer having the duties held by an officer of a public company); (2) a reduction in the executive's base salary or a material modification in the scope of his right to participate in any bonus program offered to similarly-situated employees; or (3) the termination, denial or reduction in scope or value of the executive's rights to certain additional employment-related benefits;

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

        A "change in control" is defined in each executive's employment agreement to include:

  •
  the acquisition by any person of more than 50% of the Company's voting stock or the voting stock of FTD;

  •
  a change in a majority of the Company's directors or the directors of FTD;

  •
  the consummation of a reorganization, merger or consolidation or sale of all or substantially all of the Company's assets or the assets of FTD; or

  •
  the approval by the Company's stockholders or the stockholders of FTD of a complete liquidation or dissolution of us or FTD.

        Each executive's employment agreement also provides that any of the executive's outstanding stock options will vest in full and become immediately exercisable upon a change in control.

        Under the terms of a confidentiality and non-competition agreement between FTD and each of the executives have agreed not to engage in any business activity if such activity constitutes the sale or provision of floral products or services that are similar to, or competitive with, floral products or services then being sold or provided by FTD or any of its subsidiaries or affiliated companies, while the executive is employed by FTD and for a period of one year thereafter. In addition, under the agreement, each executive has agreed to certain provisions regarding the non-disclosure of confidential information and non-solicitation of employees of FTD.

Other Arrangements

        Management Incentive Plan.    Mr. Soenen, Mr. Burney, Mr. Smith, Mr. Van Cleave and Ms. Wolfe, along with other executive officers of the Company, are participants in the Management Incentive Plan (the "MIP"). The MIP covers approximately 40 key employees of the Company and FTD and provides additional compensation up to 150% of the employees' base salaries in the event that (1) the Company achieves one or more targets based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") or net income and sales and (2) the individual achieves specified goals. Mr. Soenen received bonuses of $22,631, $155,000 and $186,780, related to fiscal years 2004, 2003 and 2002, respectively, pursuant to the MIP. Mr. Burney received bonuses of $29,474 and $85,000 related to fiscal years 2004 and 2003, respectively, pursuant to the MIP, but did not receive a bonus related to fiscal year 2002. Mr. Smith received bonuses of $29,220, $70,000 and $32,840 related to fiscal years 2004, 2003 and 2002, respectively, pursuant to the MIP. Mr. Van Cleave received bonuses of $34,632, $80,000 and $99,520 related to fiscal years 2004, 2003 and 2002, respectively, pursuant to the MIP. Ms. Wolfe received bonuses of $105,000 and $72,310 related to fiscal years 2003 and 2002, respectively, pursuant to the MIP, but did not receive a bonus related to fiscal year 2004.

Compensation Committee Interlocks and Insider Participation

        The Company does not have a Compensation Committee of the Board of Directors. No executive officer of the Company or the Predecessor serves, or served during the last fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors. The Company is a party to various agreements with FTD, and certain parties have rights to designate members of the Board. See "Certain Relationships and Related Transactions" for a description of these agreements.

        The Compensation Committee of the Predecessor included Christopher J.D. Ainsley, Habib Y. Gorgi and Stephen G. Kasnet.

        Mr. Soenen does not participate in discussions regarding his compensation.

Board of Directors Report on Executive Compensation

        The Company does not have a Compensation Committee of the Board of Directors. The Board of Directors fulfills the duties which would normally be performed by a Compensation Committee. The Company's executive compensation is intended to attract high-caliber executives to the Company and to reward, retain and motivate management based on corporate and individual annual and long-term business performance. The primary component of compensation is base salary; however, approximately 40 key employees of the Company are covered by the MIP, which provides bonuses in the event that (1) the Company achieves one or more targets based on the Company's EBITDA and sales and (2) the individual achieves specified goals. The Board of Directors believes that the Company's executive compensation arrangements are reasonable in light of the Company's needs, competitive compensation levels, the Company's retention goals and management motivation. In determining salary and other compensation levels for executive officers, primary consideration is given to each executive officer's level of responsibility and performance.

        At the beginning of the Company's fiscal year, the Board of Directors reviews the Company's near and long-term strategies and objectives with the Company's Chief Executive Officer. This review forms the basis for adopting or modifying the corporate annual EBITDA and sales plan goals recommended by the Company's Chief Executive Officer. Based on this review, the Board of Directors establishes the Company's total compensation structure for the year, including the elements and level of compensation opportunities and the variable portion of "at risk" pay for performance and equity participation. The Board of Directors considers, among other matters, marketplace pay levels and practices, as well as the Company's need to continue to attract, retain and motivate employees. The Company's Chief Executive Officer reviews this compensation structure with the Board of Directors and asks it to ratify base salary amounts and bonuses for officer-level employees, including the Company's executive officers.

        At the end of each fiscal year, the Board of Directors, in consultation with the Company's Chief Executive Officer, assesses results achieved and strategic progress relative to previously approved goals, taking into consideration prevailing economic and business conditions and opportunities, performance by comparable organizations and stockholder value. No particular weight is assigned by the Board of Directors to any particular factor. Based on this assessment, the Board reviews and considers a fiscal year-end compensation structure that is proposed by the Chief Executive Officer.

        Base Salary.    Base salaries are determined in the context of an individual's responsibilities and competitive benchmarking. Base salaries are reviewed annually as of the Company's fiscal year-end date and adjusted on the basis of individual performance and competitive considerations. In making base salary adjustments, the Board of Directors considers an individual's performance, especially the effective discharge of assigned responsibilities and the leadership and motivation provided to subordinates.

        Performance Bonus Compensation.    For fiscal year 2004, an aggregate of $180,844 in performance bonuses were paid to executive officers.

        Stock-Based Compensation.    The Board of Directors, serving as the Compensation Committee, seeks to ensure that the executive officers of the Company focus attention on long-term objectives. As of June 30, 2004, the Company has not granted any stock-based compensation awards, but the Board of Directors believes that stock options and restricted stock awards are an appropriate compensation tool to motivate and reward executive officers for long-term performance and may consider stock-based compensation awards in the future through Mercury Man Holdings Corporation.

        Chief Executive Officer Compensation.    The Company does not have an employment agreement with Mr. Soenen. Mr. Soenen's base salary is $500,000 per year, subject to merit increases as the Board of Directors may determine, in its discretion, plus an annual performance bonus, as set by the Board of Directors, based upon performance criteria set by the Board of Directors. Mr. Soenen's annual bonus is generally paid at the end of the first quarter of the following fiscal year based upon performance criteria met as of the end of the immediately preceding fiscal year.

        Limitations on Deductibility.    In 1993, changes were made to the federal corporate income tax law that limit the ability of public companies to deduct compensation in excess of $1 million paid annually to each of the chief executive officer and the other four most highly compensated executive officers. As these limitations affect only corporations with publicly traded equity as of the last day of its tax year, they do not apply to the Company.

  Submitted by:

        Peter J. Nolan, Director

        John M. Baumer, Director

        Timothy J. Flynn, Director

        Michael J. Soenen, Director, President and Chief Executive Officer

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        Mercury Man Holdings Corporation owns 100% of the Company's outstanding capital stock. The following table shows information with respect to the beneficial ownership of the common stock of Mercury Man Holdings Corporation at August 31, 2004, by:

  •
  each person, or group of affiliated persons, who beneficially owns 5% or more of the common stock of Mercury Man Holdings Corporation; and

  •
  all members of the Board of Directors and executive officers of FTD as a group.

        Unless otherwise indicated, the address for each of the stockholders listed below is c/o FTD, Inc., 3113 Woodcreek Drive, Downers Grove, Illinois 60515.

	Common Stock
Stockholder:	Number of Shares		Percentage of Common Stock
Green Equity Investors IV, L.P.(1)	39,765,000	(2)	99.4%
William J. Van Cleave	100,000		*
Daniel W. Smith	50,000		*
Jon R. Burney	25,000		*
Lawrence W. Johnson	25,000		*
George T. Kanganis	25,000		*
Peter J. Nolan(2)(3)	39,765,000		99.4%
John M. Baumer(2)(3)	39,765,000		99.4%
All Executive Officers and Directors as a group (7 persons)	39,990,000		100.0%

*
Indicates that such officer's ownership does not exceed 1% of our outstanding common stock.

(1)
The address of Green Equity Investors IV, L.P. is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)
Includes 39,370,000 shares of common stock held by Green Equity Investors IV, L.P. and 395,000 shares held by FTD Co-Investment LLC.

(3)
Green Equity Investors IV, L.P. is a Delaware limited partnership managed by Leonard Green & Partners, L.P. Each of John G. Danhakl, Peter J. Nolan, Jonathan D. Solokoff, John M. Baumer, James D. Halper, and Jonathan A. Seiffer, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. As such, Messrs. Danhakl, Nolan, Solokoff, Baumer, Halper, and Seiffer may be

  deemed to have shared voting and investment power with respect to all shares held by Green Equity Investors IV, L.P. and FTD Co-Investment LLC. These individuals disclaim beneficial ownership of the securities held by Green Equity Investors IV, L.P. and FTD Co-Investment LLC. Each of these individuals' address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2004 Merger with Nectar Merger Corporation, an Affiliate of Leonard Green & Partners, L.P.

        On February 24, 2004 the Company completed a merger transaction with an affiliate of Leonard Green & Partners, L.P. In the merger, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation. As a result of the 2004 Merger, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation, an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P.

Agreements Related to the 2004 Merger

        The following is a summary description of material terms of certain agreements that have been entered into in connection with the 2004 Merger.

Equity Ownership in Mercury Man Holdings Corporation

        As a condition to the 2004 Merger, certain members of senior management of FTD, including Robert Norton, the former chairman and chief executive officer, were obligated to invest at least $4.0 million in the aggregate in the equity of Mercury Man Holdings Corporation. Robert Norton and other management investors invested approximately $4.4 million in the equity of Mercury Man Holdings Corporation to satisfy this condition. The investments took the form of an exchange of common stock for shares of stock of Mercury Man Holdings Corporation, or a cash investment by such management investors for shares of stock of Mercury Man Holdings Corporation or a combination of the foregoing. The management investors will also have the opportunity to purchase additional equity in Mercury Man Holdings Corporation during fiscal year 2005.

Stockholders' Agreement and Registration Rights Agreement

        In connection with the management investors' investment in the equity of Mercury Man Holdings Corporation, Green Equity Investors IV, L.P., Mercury Man Holdings Corporation and the management investors entered into a stockholders' agreement. The stockholders' agreement, among other things, restricts the ability of the management investors to freely transfer their securities in Mercury Man Holdings Corporation and gives Green Equity Investors IV, L.P. and Mercury Man Holdings Corporation a right of first refusal if any of the management investors seeks to make specified transfers of his or her securities to a third-party. If any of the management investors ceases to be employed by FTD, Green Equity Investors IV, L.P. and Mercury Man Holdings Corporation will be entitled to purchase his or her securities at specified prices. Additionally, Green Equity Investors IV, L.P. has drag-along rights, meaning that, under some circumstances, if Green Equity Investors IV, L.P. desires to sell a portion of its securities to a third-party, the management investors will be required to sell a portion of their shares to the third-party. Also, the management investors have tag-along rights to participate if Green Equity Investors IV, L.P. sells its shares to a third-party, which means that the management investors will be allowed to include a portion of their shares in the sale to the third-party.

        In connection with the management investors' investment in the equity of Mercury Man Holdings Corporation in connection with the 2004 Merger, Green Equity Investors IV, L.P., Mercury Man

Holdings Corporation and the management investors entered into a registration rights agreement. The registration rights agreement provides Green Equity Investors IV, L.P. with demand and piggy-back registration rights in certain circumstances. In addition, the registration rights agreement provides the management investors with piggy-back registration rights in certain circumstances.

Management Services Agreement

        The prior management services agreement with parties related to the Perry Group, the Bain Group and the Fleet Group terminated upon the consummation of the 2004 Merger and was replaced with a management services agreement among the Company, certain of the Company's subsidiaries and Leonard Green & Partners, L.P., pursuant to which Leonard Green & Partners, L.P. has agreed to provide management, consulting and financial planning services on an ongoing basis to the Company and certain of the Company's subsidiaries, including, without limitation, in connection with any major transactions the Company may engage in. In consideration of these services, the Company and certain of our subsidiaries are obligated to pay Leonard Green & Partners, L.P. an annual management fee of $2.0 million payable in equal monthly installments beginning in the first month after the closing of the 2004 Merger. However, in the event of a payment default under the new senior credit agreement or the indenture governing the Notes, or a bankruptcy, liquidation or winding-up of the Company, the payment of all accrued and unpaid management fees is subordinated to the prior payment in full of all amounts due and owing under the new senior credit facility and the indenture governing the Notes. In addition, payment of the management fees on any monthly payment date is contingent on the Company having had Consolidated EBITDA (as defined in the indenture governing the Notes) equal to or greater than $46.8 million for any consecutive twelve-month period ended not more than twelve months prior to that payment date. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted.

        The management services agreement has a ten-year term which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended. In the event of a change of control of FTD or an initial public offering, the management services agreement will terminate and all amounts payable during the term of the management services agreement, as extended from time to time, discounted to present value, will become immediately due and payable. In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement of reasonable out-of-pocket expenses and a fee of $7.0 million in connection with the 2004 Merger. The $7.0 million fee was paid at the consummation of the 2004 Merger.

Voting Agreements

        In connection with the 2004 Merger agreement, each of the Perry Group, the Bain Group and the Fleet Group entered into separate voting agreements with Mercury Man Holdings Corporation. Under these voting agreements, each of the funds agreed, subject to certain exceptions, to vote the shares of common stock of the Predecessor that they own or control in favor of adoption of the 2004 Merger agreement and the transactions contemplated by the 2004 Merger agreement, and any actions required in furtherance of the 2004 Merger, and against any alternative transaction.

Other Agreements

Prior Management Consulting Services Agreement

        Parties related to the Perry Group, the Bain Group and the Fleet Group entered into an agreement for management consulting services with the Predecessor pursuant to which they are required to provide financial and other corporate advisory services to management. Subject to certain limitations contained in FTD's prior credit agreement, for each fiscal year of FTD, FTD was obligated to pay dividends to FTD, Inc. sufficient to allow FTD, Inc. to pay the Perry Group, the Bain Group and the Fleet Group an annual fee of $2.0 million. Subject to certain conditions, this annual fee was to be shared by the Perry Group, the Bain Group and the Fleet Group in proportion to their relative ownership interests in the Predecessor. The management consulting services agreement had a term running through July 1, 2005. The management consulting services agreement terminated upon the consummation of the 2004 Merger.

        Certain former directors received indirectly a portion of the annual fee as a result of their ownership interest in or other relationship with the entities providing services to the Predecessor. Richard C. Perry, a former director of the Predecessor designated by the Perry Group, has an interest in Perry Investors, LLC. Stephen G. Pagliuca, a former director of the Predecessor designated by the Bain Group, is a managing director of Bain Capital Partners, LLC. Habib Y. Gorgi, a former director of the Predecessor designated by the Fleet Group, is the president of certain entities, which owned shares, directly or indirectly, through general partnership interests. Parties related to each of the Perry Group, the Bain Group and the Fleet Group were entitled to 64.99%, 23.80% and 11.21%, respectively, of the fees paid by us under the management consulting services agreement. The portion of these fees each of these directors were to receive, if any, was discretionary.

FTD.COM Securities Litigation Payments

        Pursuant to the terms of the Settlement Agreement relating to the FTD.COM securities litigation, the Company is obligated to pay $7.3 million in cash, which payment is scheduled to be made later in 2004. Pursuant to the terms of the new senior credit facility, $7.3 million was placed into an escrow account at the consummation of the 2004 Merger to fund this obligation. Green Equity Investors IV, L.P. is entitled to payment of amounts equal to any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

Income Taxes

        The Company is a member of an affiliated group of companies within the meaning of Section 1504(a) of the I.R.C. (the "Affiliated Group"), of which Mercury Man Holdings Corporation is the parent. The Affiliated Group includes the Company, FTD, FTD.COM, Value Network Service, Inc., FTD International, FTD Holdings, Inc., Renaissance and Flowers USA, Inc.

        In accordance with the terms of the amended Tax Sharing Agreement among FTD, the Company and FTD.COM, as long as FTD.COM remains a member of the Company's Affiliated Group:

  •
  FTD.COM will pay its proportionate share of the Company's tax liability computed as if FTD.COM were filing a separate return, and

  •
  the Company will refund any tax loss benefit attributable to FTD.COM if FTD.COM would have realized the benefit had FTD.COM filed its own federal income tax return.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Expenses related to the Company's independent auditor are pre-approved by the Audit Committee. All of the Company's fiscal year 2004 independent auditor expenses were approved.

Audit Fees

        Ernst & Young LLP ("Ernst & Young") billed the Company aggregate fees of $766,200 and $325,644 for professional services rendered by them for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2004 and 2003, respectively, and the reviews of the interim financial statements included in the Company's Forms 10-Q filed during such fiscal years.

KPMG LLP ("KPMG") billed the Company $99,644 in the aggregate for professional services rendered by them primarily related to the review of the Company's interim financial statements included in the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2002, and related to the issuance of consents related to their report dated July 29, 2002.

Audit-Related Fees

        Ernst & Young billed the Company $18,700 for audit-related services rendered during the fiscal year ended June 30, 2004. Ernst & Young did not bill the Company for any audit-related services rendered during the fiscal year ended June 30, 2003. KPMG has not billed the Company for any audit-related services rendered during the fiscal years ended June 30, 2004 and 2003.

Tax Fees

        Aggregated fees charged by Ernst & Young for tax-related services related to the fiscal years ended June 30, 2004 and 2003 were $58,285 and $48,848, respectively. Of this amount, $4,785 and $20,603 related to tax return preparation and $53,500 and $28,245 related to other tax services for the fiscal years ended June 30, 2004 and 2003, respectively. KPMG did not provide any tax-related services related to the fiscal years ended June 30, 2004 and 2003.

All Other Fees

        Ernst & Young and KPMG did not bill the Company for services rendered by them other than those covered above under the captions "Audit Fees", "Audit-Related Fees" and "Tax Fees" during fiscal years ended June 30, 2004 and 2003.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

FTD, Inc.
By:	/s/ MICHAEL J SOENEN
	Name:	Michael J. Soenen
	Title:	President and Chief Executive Officer
	Date:	September 24, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. SOENEN Michael J. Soenen	President and Chief Executive Officer (Principal Executive Officer)	September 24, 2004
/s/ CARRIE A. WOLFE Carrie A. Wolfe	Chief Financial Officer (Principal Accounting and Financial Officer)	September 24, 2004
/s/ PETER J. NOLAN Peter J. Nolan	Director	September 24, 2004
/s/ JOHN M. BAUMER John M. Baumer	Director	September 24, 2004
/s/ TIMOTHY J. FLYNN Timothy J. Flynn	Director	September 24, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Ernst & Young, Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm (KPMG LLP)	F-3
Consolidated Balance Sheets as of June 30, 2004 and 2003	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002	F-5
Consolidated Statements of Stockholders' Equity for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-36
Schedule II—Valuation and Qualifying Accounts	F-37

Report of Ernst & Young, Independent Registered Public Accounting Firm

The Board of Directors

        We have audited the accompanying consolidated balance sheets of FTD, Inc. and Subsidiaries (the Company) at June 30, 2004 and its Predecessor at June 30, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows of the Company for the period from inception (February 24, 2004) through June 30, 2004 and of the Predecessor for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2004 and of its Predecessor at June 30, 2003, and the consolidated results of their operations and their cash flows for the period from inception (February 24, 2004) through June 30, 2004 for the Company and for the period from July 1, 2003 through February 23, 2004 and for the year ended June 30, 2003 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 5 to the financial statements, the Predecessor changed its method of accounting for goodwill effective July 1, 2002.

Chicago, Illinois
August 9, 2004, except for Note 14, as to which the date is August 18, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors
FTD, Inc.:

        We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows of FTD, Inc. and subsidiaries for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FTD, Inc. and subsidiaries for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
July 29, 2002

FTD, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

		Predecessor
	June 30, 2004	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$1,921
Restricted cash	7,261	—
Accounts receivable, less allowance for doubtful accounts of $5,067 at June 30, 2004 and $5,284 at June 30, 2003	27,572	23,398
Inventories, net	9,392	8,668
Deferred income taxes	4,296	4,740
Prepaid expenses and other current assets	10,312	4,224

Total current assets	61,324	42,951
Property and equipment:
Land and improvements	1,380	1,600
Building and improvements	14,196	8,858
Mercury consoles	10	4,233
Furniture and equipment	4,761	19,131

Total	20,347	33,822
Less accumulated depreciation	1,136	20,648

Property and equipment, net	19,211	13,174
Other assets:
Other noncurrent assets, net	28,907	11,986
Customer lists, less accumulated amortization of $834 at June 30, 2004 and $1,023 at June 30, 2003	11,673	3,653
Trademark, less accumulated amortization of $2,719 at June 30, 2003	121,577	12,281
Goodwill, less accumulated amortization of $17,286 at June 30, 2003	337,196	120,326

Total other assets	499,353	148,246

Total assets	$579,888	$204,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,311	$37,729
Customer deposits	5,441	6,095
Unearned income	2,059	1,664
Other accrued liabilities	23,217	19,655
Current maturities of long-term debt	850	—

Total current liabilities	72,878	65,143
Long-term debt	258,938	6,500
Post-retirement benefits and accrued pension obligations	2,717	4,858
Deferred income taxes	57,814	5,547
Stockholders' equity:
Predecessor Company
Preferred stock: $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock:
Class A, $0.01 par value, 300,000,000 shares authorized; 15,516,800 shares issued at June 30, 2003	—	155
Class B convertible, $0.0005 par value, 20,000,000 shares authorized; 2,112,502 shares issued at June 30, 2003	—	1
Successor Company
Common stock: $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2004	—	—
Paid-in capital	185,390	148,840
Retained earnings (accumulated deficit)	2,192	(7,086)
Accumulated other comprehensive loss	(41)	(621)
Unamortized restricted stock	—	(250)
Treasury stock at cost (Predecessor Company); 438,196 shares of Class A and 801,250 shares of Class B convertible as of June 30, 2003	—	(18,716)

Total stockholders' equity	187,541	122,323

Total liabilities and stockholders' equity	$579,888	$204,371

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Successor	Predecessor
	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Revenues:
Products	$105,665	$164,512	$246,609	$202,158
Services	45,716	81,167	116,734	123,108

Total revenues	151,381	245,679	363,343	325,266
Costs of Goods Sold and Services Provided:
Products	81,929	125,216	184,075	156,872
Services	6,495	12,841	19,830	20,456

Total costs of goods sold and services provided	88,424	138,057	203,905	177,328
Gross Profit:
Products	23,736	39,296	62,534	45,286
Services	39,221	68,326	96,904	102,652

Total gross profit	62,957	107,622	159,438	147,938
Operating Expenses:
Advertising and selling	29,712	50,241	72,027	67,935
General and administrative	20,227	56,680	50,612	59,345

Total operating expenses	49,939	106,921	122,639	127,280

Income from operations	13,018	701	36,799	20,658
Other Income and Expenses:
Interest income	(137)	(22)	(168)	(1,038)
Interest expense	9,365	532	1,577	3,342
Other expense (income), net	63	(1,105)	10,728	1,096

Total other income and expenses	9,291	(595)	12,137	3,400

Income before income tax and minority interest	3,727	1,296	24,662	17,258
Income tax expense	1,535	2,898	15,373	6,718
Minority interest	—	—	—	2,525

Net income (loss)	2,192	(1,602)	9,289	8,015

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(41)	38	261	(48)
Minimum pension liability adjustment, net of income tax benefit of $172 and $145 for years ended June 30, 2003 and 2002, respectively	—	—	(33)	(237)

Comprehensive income (loss)	$2,151	$(1,564)	$9,517	$7,730

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Successor		Predecessor
	Class A common stock		Class A common stock		Class B common stock
											Treasury Stock
							Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Unamortized restricted stock			Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 30, 2001	—	$—	12,598	$126	3,000	$2	$93,856	$(24,390)	$(564)	$(3,778)	1,022	$(14,113)	$51,139
Net income	—	—	—	—	—	—	—	8,015	—	—	—	—	8,015
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(48)	—	—	—	(48)
Deferred compensation expense	—	—	—	—	—	—	—	—	—	2,070	—	—	2,070
Gain on vesting of subsidiary stock	—	—	—	—	—	—	(435)	—	—	—	—	—	(435)
Reduction of tax benefit related to restricted stock vesting	—	—	—	—	—	—	(290)	—	—	—	—	—	(290)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(237)	—	—	—	(237)
Issuance of stock related to the 2002 Merger (see Note 3)	—	—	2,044	20	—	—	55,336	—	—	—	—	—	55,356
Remeasurement of options and restricted stock at merger date	—	—	—	—	—	—	613	—	—	(613)	—	—	—
Forfeiture of restricted stock	—	—	(13)	—	—	—	(682)	—	—	682	—	—	—
Repurchase of treasury stock of subsidiary	—	—	—	—	—	—	(725)	—	—	—	—	—	(725)
Issuance of stock previously held in treasury	—	—	—	—	—	—	1,035	—	—	—	(192)	1,139	2,174
Repurchase of common stock into treasury	—	—	—	—	—	—	—	—	—	—	232	(2,802)	(2,802)

Balance at June 30, 2002	—	—	14,629	146	3,000	2	148,708	(16,375)	(849)	(1,639)	1,062	(15,776)	114,217
Net income	—	—	—	—	—	—	—	9,289	—	—	—	—	9,289
Deferred compensation expense	—	—	—	—	—	—	—	—	—	1,572	—	—	1,572
Tax benefits from stock-related compensation	—	—	—	—	—	—	282	—	—	—	—	—	282
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	261	—	—	—	261
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(33)	—	—	—	(33)
Issuance of stock previously held in treasury	—	—	—	—	—	—	(142)	—	—	(183)	(41)	572	247
Repurchase of common stock into treasury	—	—	—	—	—	—	—	—	—	—	218	(3,512)	(3,512)
Conversion of Class B common stock to Class A common stock	—	—	888	9	(888)	(1)	(8)	—	—	—	—	—	—

Balance at June 30, 2003	—	—	15,517	155	2,112	1	148,840	(7,086)	(621)	(250)	1,239	(18,716)	122,323
Net loss	—	—	—	—	—	—	—	(1,602)	—	—	—	—	(1,602)
Deferred compensation expense	—	—	—	—	—	—	—	—	—	51	—	—	51
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	38	—	—	—	38
Issuance of stock previously held in treasury	—	—	—	—	—	—	1	—	—	(30)	(4)	61	32
Issuance of stock previously held in treasury for class action suit	—	—	—	—	—	—	1,417	—	—	—	(139)	2,021	3,438
Forfeiture of restricted stock	—	—	(10)	—	—	—	(159)	—	—	159	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	48	—	(48)	—	—	—	—	—	—	—	—

Balance at February 23, 2004	—	—	15,555	155	2,064	1	150,099	(8,688)	(583)	(70)	1,096	(16,634)	124,280
2004 Merger (see Note 2)	—	—	(15,555)	(155)	(2,064)	(1)	35,291	8,688	583	70	(1,096)	16,634	61,110
Net income	—	—	—	—	—	—	—	2,192	—	—	—	—	2,192
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(41)	—	—	—	(41)

Balance at June 30, 2004	—	$—	—	$—	—	$—	$185,390	$2,192	$(41)	$—	—	$—	$187,541

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Predecessor
	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,192	$(1,602)	$9,289	$8,015
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,738	5,377	7,898	9,421
Deferred compensation expense	—	51	1,572	2,070
Non-cash settlement of liabilities	—	—	—	(807)
Impairment loss	—	—	—	526
Gain on vesting of subsidiary stock issuance	—	—	—	(435)
Post-retirement settlement gain	—	—	—	(1,395)
Minority interest in gain of subsidiary	—	—	—	2,525
Amortization and write off of deferred financing costs	440	600	263	881
Provision for doubtful accounts	1,132	2,103	3,420	4,048
Deferred income taxes	(287)	(518)	3,722	6,718
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(7,261)	—	1,400	—
Accounts receivable	1,049	(10,728)	(1,943)	(6,964)
Inventories	565	(1,289)	720	1,071
Prepaid expenses and other	743	(6,168)	544	768
Other noncurrent assets	22	123	106	187
Accounts payable	(17,532)	21,213	(5,487)	346
Other accrued liabilities, unearned income, and customer deposits	6,423	(131)	8,896	(1,191)

Net cash provided by (used in) operating activities	(8,776)	9,031	30,400	25,784

Cash flows from investing activities:
Merger with Nectar Merger Corporation	(421,049)	—	—	—
Acquisitions	—	—	(12,426)	(9,060)
Expenditures related to the 2002 Merger	—	—	(2,504)	(1,062)
Capital expenditures	(1,579)	(4,169)	(4,528)	(4,453)
Decrease in officer notes receivable	—	—	248	1,834

Net cash used in investing activities	(422,628)	(4,169)	(19,210)	(12,741)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility	—	(6,500)	(40,500)	22,125
Proceeds from the issuance of long-term debt	260,000	—	—	—
Repayments of long-term debt	(212)	—	—	(30,000)
Deferred financing costs	(10,659)	—	(224)	(802)
Purchase of interest rate cap	—	—	—	(120)
Capital contribution	184,454	—	—	—
Issuance of treasury stock	—	32	247	2,174
Repurchase of treasury stock	—	—	(5,463)	(852)

Net cash provided by (used in) financing activities	433,583	(6,468)	(45,940)	(7,475)

Effect of foreign exchange rate changes on cash	(41)	38	261	(48)

Net increase (decrease) in cash and cash equivalents	2,138	(1,568)	(34,489)	5,520
Cash and cash equivalents at beginning of period	353	1,921	36,410	30,890

Cash and cash equivalents at end of period	$2,491	$353	$1,921	$36,410

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$3,395	$360	$1,465	$3,050

Income taxes	$3,324	$7,238	$11,418	$236

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FTD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of the Business

        FTD, Inc. (the "Company") is a Delaware corporation that commenced operations in 1994. As used in the Notes to the Consolidated Financial Statements, the term the "Company" refers to FTD, Inc., including its wholly-owned usbsidiary, Florists' Transworld Delivery, Inc., a Michigan corporation ("FTD" or the "Operating Company"). The operations of FTD, the Company's principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. ("FTD.COM") and Florists' Transworld Delivery Association of Canada, Ltd., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. ("Renaissance"). Substantially all of the Company's operations are conducted through FTD and its subsidiaries.

        On February 24, 2004, the Company completed a merger transaction with an affiliate of Leonard Green & Partners, L.P. In the merger, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (the "2004 Merger"). As a result of the 2004 Merger, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation, an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P. See Note 2 for further detail. The results of operations presented herein for all periods prior to the 2004 Merger are referred to as the results of operations of the "Predecessor."

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including its primary operating subsidiary, FTD. The accounts of FTD include its wholly-owned subsidiaries, FTD.COM and Florists' Transworld Delivery Association of Canada, Ltd. and its indirect wholly-owned subsidiary, Renaissance. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less from the date of purchase.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, customer deposits, unearned income and other accrued liabilities approximate fair value due to the short maturities of these financial instruments. At June 30, 2004, the carrying amount of long-term debt, including the current portion, was $259.8 million, which was comprised of $175.0 million of the 7.75% Senior Subordinated Notes (the "Notes") and $84.8 million in borrowings under the Senior Secured Credit Facility (the "2004 Credit Agreement"). The estimated fair value at June 30, 2004 of the long-term debt, including the current portion was $250.2 million, which was comprised of $165.4 million related to the Notes and $84.8 million in borrowings under the 2004 Credit Agreement. The estimated fair value of the Notes is based on quoted market prices for such notes as of June 30, 2004.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company's management must make estimates of accounts receivable that will not be collected. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's credit-worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated losses based upon historical experience and specific customer collection issues that it has identified. Trade receivables are written off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that the Company will continue to experience the same credit loss rates as in the past. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

Inventories

        Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using the weighted average method.

Property and Equipment

        Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are five to thirty years for building and improvements, three to five years for Mercury Technology computer equipment and two to ten years for furniture and equipment.

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

        The costs are recorded in other noncurrent assets on the Consolidated Balance Sheets as of June 30, 2004 and 2003. At June 30, 2004 and 2003, the net book value of capitalized computer software costs was $0.9 million and $1.7 million, respectively. During the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, $0.4 million, $0.8 million, $1.0 million and $1.3 million, respectively, was charged to expense related to the amortization of these capitalized computer software costs. In accordance with SFAS No. 86, at June 30, 2004, the unamortized capitalized cost of the computer software was compared to the net realizable value of the product to determine whether any necessary write-downs should be made. The net realizable value is the estimated future gross revenues reduced by the estimated future costs of completing and disposing of the product. At June 30, 2004, no write-down was necessary.

Internal Use Software

        The Company has adopted the provisions of AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force ("EITF") Consensus No. 00-02, Accounting for Web Site Development Costs. Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development costs, are expensed as incurred. Costs incurred during the application development stage are capitalized. During fiscal year 2002, the Predecessor recorded an impairment loss for internal use software in the amount of $0.4 million, that had been used to process clearinghouse and related transactions for member services, in addition to $0.1 million related to other software. Capitalized internal use software costs are amortized over the expected economic life of three to five years using the straight-line method. At June 30, 2004 and 2003, the net book value of capitalized internal use software costs of $8.2 million and $4.0 million, respectively, was included in other noncurrent assets on the Consolidated Balance Sheets. During the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, and the years ended June 30, 2003 and 2002, amortization expense related to internal use software was $1.0 million, $1.5 million, $2.8 million and $2.5 million, respectively.

Goodwill and Other Intangibles

        The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives, which consist of trademarks, are not amortized but are reviewed for impairment, on a reporting unit basis, at the end of the third quarter of each fiscal year, or more frequently if indicators arise. The Company defines its reporting units on a segment basis.

        For goodwill, if the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. For trademarks, the fair value is compared to the book value. If the carrying amount of the trademark asset exceeds its fair value, an impairment loss is recorded in an amount equal to that excess.

        The Company also has other intangibles, consisting of a customer list, which is amortized over five years using the straight-line method.

Impairment of Other Long-Lived Assets

        The Company reviews its other long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Income Taxes

        Deferred tax assets and liabilities are recognized based on the differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, Accounting for Income Taxes, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

        The financial position and results of operations of the Company's foreign subsidiary are measured using the subsidiary's local currency as the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, balance sheet accounts of the Company's foreign operations are translated from foreign currency into U.S. dollars at the year-end rate of exchange. Translation gains or losses related to net assets located outside the United States are included in stockholders' equity. Income and expenses of the Company's foreign operations are translated at the weighted average rates of exchange for the year. Gains and losses resulting from foreign currency transactions are included in net income (loss).

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

        Clearinghouse services.    Clearinghouse services primarily consist of billing and collection services provided to both the sending and receiving florists in flowers-by-wire transactions. Revenues from the clearinghouse are primarily generated by retaining a percentage of the sales price of orders sent through the clearinghouse and are recorded in the month the orders are filled. Revenue is also generated from the monthly membership fee charged to member florists and from the credit card processing services provided to member florists. Cash rebates, which are earned by florists under a customer incentive program in conjunction with the credit card processing service offered by the Company, are classified as contra-revenue, in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

        Publications products and other member services.    Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form. Revenues relating to publications are recognized ratably over the period for which the publications are issued. The Company also provides services related to the set up and maintenance of FTD Florists' Online Web sites, which are accessible directly and are also accessible through FTD.COM's www.ftd.com Web site. In addition, the Company provides a 24 hour telephone answering and floral order-taking service ("Flowers All Hours"). Revenues associated with FTD Florists' Online Web sites and Flowers All Hours are recorded in the period the service is provided.

        Mercury Network services.    The Company's Mercury Network is a proprietary telecommunications network linking the Company and approximately 73% of the Company's member florists. Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee. Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

        Mercury computer equipment products and services.    Mercury computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry. The software provides access to the Company's Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions. The Company follows the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements. The Company recognizes revenue related to hardware products which are sold, including specified upgrades/enhancements, at the time of shipment. The Company recognizes revenue related to software products which are sold ratably over the estimated useful life of the software. For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement. Support revenue is recognized over the period of the support agreement. Installation and training revenues are recognized at the time the service is provided.

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

        Consumer business.    The consumer business is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site. FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality and service standards. FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

        Orders placed through FTD.COM's Web site or 1-800-SEND-FTD typically are paid for using a credit card. When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer's credit card and transmits the order to the Mercury Network. The Mercury Network then transmits the order to the fulfilling florist. FTD.COM typically charges the customer a service fee of $9.99 for floral orders and certain specialty gift items placed through its Web site or through 1-800-SEND-FTD, prior to any promotional discounts.

        Generally, orders from FTD.COM's specialty gift selection are fulfilled by a manufacturer or a third party distributor and are based on a pre-negotiated price. FTD.COM charges the customer shipping and handling fees for these specialty gift product orders. Amounts charged to the customer for the product and shipping and handling are recorded as revenue and the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

        Order revenue and service fees are reported net of discounts. FTD.COM recognizes 100% of the order value as revenue and the associated costs of goods sold and services provided when the order is fulfilled.

Revenues from the Sale of the Floral Selections Guide

        As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership. Historically, the Company recognized revenue related to the Floral Selections Guide in the month that it was shipped to the florist. The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing. There are no refund provisions associated with the purchase of the Floral Selections Guide. Historically, the Company has provided de minimis refunds in isolated cases. Beginning in fiscal year 2004, new FTD members were charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, all FTD members will be charged a monthly fee for the use of the Floral Selections Guide while an active FTD member. Revenue from sales of the Floral Selections Guide for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and fiscal years 2003 and 2002, was $81,000, $91,000, $5.1 million and $0.3 million, respectively.

Consideration Given to Customers

        Certain advertising and selling expenses that relate to cash rebates which are earned by florists under a customer incentive program, in conjunction with the credit card clearing services offered by the Company, are recorded as contra-revenue. The financial data for all periods presented has been reclassified to conform with EITF Issue No. 01-9.

        The amounts related to these cash rebates for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, the years ended June 30, 2003 and 2002 were $0.9 million, $1.3 million, $2.2 million and $2.3 million, respectively.

        Also, in accordance with the requirements of EITF Issue No. 01-9, the Company records advertising and selling expenses related to its consumer business segment to costs of goods sold and services provided that relate to the granting of mileage and reward points to customers in connection with an order. The amounts related to the granting of mileage and reward points for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, and the years ended June 30, 2003 and 2002 were $2.6 million, $3.2 million, $4.4 million and $3.3 million, respectively.

Advertising and Sales Promotion Costs

        The Company expenses production, advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Promotion costs, including costs associated with affinity programs in the consumer business segment, are charged to expense when incurred.

        For the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, and the years ended June 30, 2003 and 2002, advertising and sales promotion expense was $21.8 million, $34.8 million, $53.3 million and $52.8 million, respectively.

Stock-Based Compensation

        The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value method prescribed by APB Opinion No. 25.

        The Company has not granted any stock options. The Predecessor's pro forma information is as follows (in thousands):

			For the year ended June 30,
		Period from July 1, 2003 through February 23, 2004
			2003	2002
Net income (loss), as reported		$(1,602)	$9,289	$8,015
Add:	stock-based employee compensation expense included in net income (loss), as reported, net of related tax effects	24	37	155
Add:	option expense, merger related payout, net of related tax effects	6,424	—	—
Less:	total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,758)	(478)	(187)

Pro forma net income		$3,088	$8,848	$7,983

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

Reclassifications

        Certain amounts in the Predecessor's fiscal year 2002 financial statements have been reclassified to conform to the current year presentation.

(2) 2004 Merger with Nectar Merger Corporation, an Affiliate of Leonard Green & Partners, L.P.

        On February 24, 2004, the Company completed the 2004 Merger with an affiliate of Leonard Green & Partners, L.P. for $422.0 million, which excludes $23.4 million of fees that were expensed by the Predecessor as a component of corporate general and administrative expenses. Upon consummation of the 2004 Merger, each issued and outstanding share of FTD, Inc. common stock, other than treasury shares and shares owned by Mercury Man Holdings Corporation, was cancelled and converted automatically into the right to receive $24.85 per share in cash.

        The transaction was financed by a $185.4 million equity investment in the preferred and common stock of Mercury Man Holdings Corporation by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P., and certain members of the Company's senior management, including $0.9 million in the form of an exchange of a portion of management's ownership in the Predecessor's common stock, the proceeds from the issuance of $175.0 million in senior subordinated notes due 2014 (the "Notes") and borrowings under a new $135.0 million senior secured credit facility, comprised of an $85.0 million senior secured term loan facility and a $50.0 million revolving credit facility. The revolving credit facility was undrawn at of the closing of the 2004 Merger.

        The Company accounted for the 2004 Merger using the purchase method of accounting. The purchase price was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

Current assets:
Cash	$353
Accounts receivable	30,995
Inventories	9,957
Deferred income taxes	3,827
Prepaid expenses and other	10,916
Property and equipment	20,303
Other noncurrent assets	17,840
Customer list	12,507
Trademarks	121,577
Goodwill	337,196

Total assets acquired	$565,471

Current liabilities:
Accounts payable	$58,942
Customer deposits	5,677
Unearned income	1,828
Other accrued liabilities	16,685
Post-retirement benefits and accrued pension obligations	2,721
Deferred tax liability	57,632

Total liabilities assumed	143,485

Net assets acquired	$421,986

        In addition, pursuant to the terms of the Settlement Agreement relating to the FTD.COM securities litigation, the Company is obligated to pay $7.3 million in cash, which payment is scheduled to be made later in 2004. Pursuant to the terms of the new senior credit facility, $7.3 million was placed into an escrow account at the consummation of the 2004 Merger to fund this obligation and is not reflected in the allocation shown above. Green Equity Investors IV, L.P. is entitled to payment of amounts equal to any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

        In accordance with the provisions of SFAS No. 142, the $337.2 million in goodwill recorded as part of the 2004 Merger will not be amortized and will be tested for impairment at least annually. The goodwill is not deductible for tax purposes.

        The unaudited pro forma results of operations data for the years ended June 30, 2004 and 2003 as if the 2004 Merger had occurred on July 1, 2002, and excluding costs related to the 2004 Merger, are as follows (in thousands):

	For the year ended June 30,
	2004	2003
Total revenues	$397,060	$363,343

Income from operations	$35,010	$33,655

Pro forma net income	$9,483	$(3,022)

        The above results may not be representative of future periods.

(3) 2002 Merger with FTD.COM

        Effective June 28, 2002, the Predecessor, FTD and FTD.COM completed a merger transaction (the "2002 Merger") pursuant to which FTD.COM became an indirect wholly-owned subsidiary of the Predecessor and the former public stockholders of FTD.COM became stockholders of the Predecessor. Prior to the 2002 Merger, the financial statements of FTD.COM were included in the Predecessor's consolidated financial statements with appropriate accounting for minority interest. As a result of the 2002 Merger, the Predecessor's minority interest in FTD.COM was eliminated.

        The unaudited pro forma results of operations data for the year ended June 30, 2002 as if the 2002 Merger had occurred on July 1, 2001 is as follows (in thousands):

Total revenues	$325,266

Income from operations	$17,433

Net income	$8,573

        Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Predecessor or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of the Predecessor's Class A common stock, par value $0.01 per share ("Class A Common Stock"), for each share of FTD.COM common stock owned at the time of the 2002 Merger. As such, 7,863,161 shares of FTD.COM common stock, including outstanding restricted shares, were converted to 2,044,421 shares of Class A Common Stock. Additionally, 220,000 options to purchase shares of FTD.COM common stock, which were originally granted under the FTD.COM INC. 1999 Equity Incentive Plan, were converted into 57,200 options to purchase shares of Class A Common Stock and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock in accordance with the same exchange ratio and continued to be subject to the same restrictions and vesting schedule as existed prior to the 2002 Merger.

        In addition, in connection with the 2002 Merger, the Predecessor awarded one-time bonuses of $5.3 million and $3.2 million to the chief executive officers of the Predecessor and FTD.COM, respectively, and recorded the bonuses as general and administrative expenses.

        Based on the consensus views reached in EITF No. 00-23, Issues Related to the Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), issued in March 2000, the exchange of FTD.COM awards for awards of the Predecessor as described in the preceding paragraph is considered a modification of a stock-based compensation arrangement. Accordingly, a new measurement of compensation cost was required at the date of the exchange. For unvested restricted stock and option awards, the difference between the original intrinsic value of the awards and the value of the awards at the new measurement date is recognized as compensation expense over the remaining life of the awards. The vested portion of restricted stock awards was considered part of the purchase price of the acquisition of the minority interest, except for shares that had not been unrestricted for more than six months ("immature" shares). Immature shares are shares outstanding related to restricted stock for which the restrictions have lapsed within six months prior to the exchange date. To the extent the exchanged options are fully vested or exchanged shares are immature, any additional compensation expense resulting from the new measurement date was recognized immediately. As such, at the time of the 2002 Merger, the Predecessor increased deferred compensation by $152,000 related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date and recorded compensation expense of $58,000 for fully vested stock options that were outstanding at June 28, 2002. Additionally, the Predecessor increased deferred compensation by $201,000 related to the difference between the original intrinsic value of the unvested restricted stock awards and the value of the unvested restricted stock awards at the new measurement date and recorded compensation expense of $202,000 related to the immature restricted shares outstanding at June 28, 2002.

(4) Acquisitions

        On October 2, 2002, FTD.COM completed the acquisition of the outstanding stock of A.F.E. Inc. (doing business as Flowers USA) ("Flowers USA"), now known as Flowers USA, Inc. pursuant to an agreement and plan of merger by and among FTD.COM, A.F.E. Acquisition Corp., A.F.E. Inc. and David M. Adams, as sole shareholder of A.F.E. Inc. (the "Flowers USA Agreement"). Flowers USA was a direct marketer of flowers and specialty gifts.

        Pursuant to the terms of the Flowers USA Agreement, the purchase price of the acquisition was $7.7 million. Initially, $8.0 million was funded from the Predecessor's existing cash balances, of which $0.3 million was later paid to the Predecessor by the seller in connection with working capital adjustments under the Flowers USA Agreement. In addition, the Predecessor incurred acquisition costs of $0.1 million. The assets acquired primarily consisted of Flowers USA's customer list, valued at $0.4 million, and goodwill of $7.7 million, in addition to net liabilities assumed of $0.3 million.

        On July 18, 2002, FTD.COM completed the acquisition of substantially all of the operating assets of Flowers Direct, L.L.P. ("Flowers Direct") pursuant to an asset purchase agreement by and among Flowers Direct, E-Service Holdings, LLC, Express Worldwide Florist, Inc. and FTD.COM (the "Flowers Direct Agreement"). Flowers Direct was a direct marketer of flowers and specialty gifts.

        Pursuant to the terms of the Flowers Direct Agreement, the purchase price for the assets acquired was $4.7 million, which was funded from FTD.COM's existing cash balances. Additionally, FTD.COM incurred acquisition costs of $0.2 million. The assets acquired primarily consisted of Flowers Direct's customer list, valued at $0.2 million, and goodwill of $4.7 million.

        On November 9, 2001, FTD.COM completed the acquisition of certain assets of National Flora, Inc. ("National Flora") pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and FTD.COM (the "Asset Purchase Agreement"). National Flora was a direct marketer of flowers and specialty gifts.

        Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was funded from FTD.COM's existing cash balances. Additionally, FTD.COM incurred $0.1 million of other acquisition costs. The assets acquired primarily consisted of $1.7 million in prepaid advertising expenses, National Flora's rights under or in respect of certain contracts and agreements, National Flora's customer list, valued at $0.9 million, and goodwill of $6.5 million.

        The results of operations of Flowers USA, Flowers Direct and National Flora since the respective transaction closing dates are included in the consolidated financial statements. The Predecessor accounted for these acquisitions using the purchase method of accounting; accordingly, the Predecessor's financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.

(5) Goodwill and Other Intangibles

        As of June 30, 2003 and 2002, the Predecessor had accumulated goodwill amortization of $17.3 million and accumulated trademark amortization of $2.7 million. There was no accumulated goodwill amortization or accumulated trademark amortization as of June 30, 2004 in accordance with SFAS No. 142.

        In conjunction with the 2004 Merger, the Company completed its annual impairment tests and determined that goodwill and trademark assets were not impaired. The Company will continue to evaluate goodwill and trademark assets for impairment at least annually.

        The following is a summary of net income for the year ended June 30, 2002, as adjusted to eliminate amortization of goodwill and trademark assets, as these assets were no longer required to be amortized as of fiscal year 2003 (in thousands):

Net income—as reported	$8,015
Add back: goodwill and trademark amortization	2,654

Net income—adjusted	$10,669

        The following tables provide the carrying amount of amortizable intangible assets and the related accumulated amortization at June 30, 2004 and the estimated amortization expense for each of the next five fiscal years (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Total amortizable intangible assets:
Customer lists	$12,507	$834	$11,673
Estimated amortization expense:
For the year ending June 30, 2005			$2,501
For the year ending June 30, 2006			2,501
For the year ending June 30, 2007			2,501
For the year ending June 30, 2008			2,501
For the year ending June 30, 2009			1,669

        Amortization expense was as follows (in thousands):

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Goodwill and trademark amortization	$—	$—	$—	$2,654
Amortization of other intangibles	834	623	915	108

Total amortization expense	$834	$623	$915	$2,762

        As a result of the 2004 Merger, the related goodwill was allocated to the reporting units based on the respective fair values of the assets and liabilities of each reporting unit. The changes in the carrying amount of goodwill, by segment, for the year ended June 30, 2004 was as follows (in thousands):

	Goodwill
	Florist Business	Consumer Business	Total
Balance as of June 30, 2003	$47,680	$72,646	$120,326
Adjustment related to the 2004 Merger	66,618	150,252	216,870

Balance as of June 30, 2004	$114,298	$222,898	$337,196

(6) Financing Arrangements

        Long-term debt consists of the following (in thousands):

	As of June 30,
	2004	2003
7.75% senior subordinated notes	$175,000	$—
Senior secured credit facility	84,788	—
Revolving credit commitment	—	6,500

Total debt	259,788	6,500
Less: current portion	(850)	—

Long-term debt	$258,938	$6,500

  $135.0 million Senior Secured Credit Facility

        In connection with the consummation of the 2004 Merger, the Company terminated its then existing senior secured credit facility and entered into the 2004 Credit Agreement with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent. Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company's tangible and intangible assets.

        The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs. The revolving credit facility included $1.3 million in letters of credit outstanding and had availability of $48.7 million at June 30, 2004.

        Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at the Company's option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate ("LIBOR"). For the first six months following the 2004 Merger on February 24, 2004, the applicable margin for base rate loans will be 175 basis points and for LIBOR loans will be 275 basis points. Beginning six months after the consummation of the 2004 Merger, the applicable margin for borrowings under the 2004 Credit Agreement will vary based upon the consolidated leverage ratio, as defined in the 2004 Credit Agreement. The 2004 Credit Agreement requires the Company to pay commitment fees on the unused portion of the revolving credit facility, which vary based on the utilization of the revolving credit facility. During the period from February 24, 2004 through June 30, 2004, the Company recorded commitment fees of $93,000 as interest expense related to the unused portion of the revolving credit facility. Prior to the 2004 Merger, the Predecessor recorded commitment fees of $122,000, $145,000 and $53,000 as interest expense related to the unused portion of the Predecessor's revolving credit facility for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, respectively.

        The 2004 Credit Agreement includes covenants that, among other things, require that as of June 30, 2004, the Company maintain a ratio of consolidated earnings before interest, taxes,

depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.1 to 1.0, a fixed charge coverage ratio of no less than 1.4 to 1.0 and a leverage ratio not to exceed 5.9 to 1.0. The Company was in compliance with all debt covenants as of June 30, 2004. Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

        The 2004 Credit Agreement imposes various restrictions on the Company, including restrictions that limit the Company's ability to incur liens or encumbrances, make investments or acquisitions, incur additional debt, enter into sale leaseback transactions, incur certain contingent liabilities, make certain restricted junior payments and other similar distributions, enter into mergers, consolidations and similar combinations, sell assets or engage in similar transfers, amend certain material agreements, including the indenture governing the Notes, make capital expenditures and engage in transactions with affiliates.

        There was $84.8 million in outstanding debt at June 30, 2004 under the 2004 Credit Agreement. The Company is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements. In addition, subject to certain exceptions, the Company is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt. The term loan is due in annual installments of $850,000 per year with the remaining balance due at maturity.

        As a result of entering into the 2004 Credit Agreement, the Company recorded $4.0 million of deferred financing costs, which were allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized straight-line over the respective terms. Additionally, $0.4 million of unamortized deferred financing costs associated with the previous credit agreement were expensed in the Predecessor's period ended February 23, 2004. This expense is reflected in other expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

  $175.0 million 7.75% Senior Subordinated Notes due 2014

        On February 6, 2004, Nectar Merger Corporation completed the issuance and sale of $175.0 million in aggregate principal amount of the Notes. The Notes will mature on February 15, 2014 and interest is payable on February 15 and August 15 of each year. The proceeds from the issuance of the Notes were used in the financing of the 2004 Merger. Upon consummation of the 2004 Merger, the Company assumed Nectar Merger Corporation's obligations under the Notes.

        The Notes are unsecured, senior subordinated obligations, ranking junior in right of payment to all of the Company's existing and future senior indebtedness and equal in right of payment to all of the Company's existing and future senior subordinated indebtedness. The Notes rank senior in right of payment to all of the Company's existing and future subordinated indebtedness and are unconditionally guaranteed by the Company's subsidiary guarantors on a senior subordinated basis.

        The terms of the Notes provide for certain limitations on the Company's ability to incur additional indebtedness and issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates, enter into certain merger, sale or consolidation transactions, guarantors and the release of guarantors.

        As a result of issuing the Notes, the Company recorded $6.7 million of deferred financing costs, which are being amortized straight-line over the ten-year term of the Notes.

(7) Financial Statements of Guarantors

        The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture to the Notes issued in February 2004. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including all domestic subsidiaries of FTD, Inc. Non-Guarantor subsidiaries include Florists' Transworld Delivery Association of Canada, Ltd. and Florists' Transworld Delivery de Mexico, both of which are insignificant and are therefore not separately presented. As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

(8) Leases

As Lessor

        The Company leases Mercury computer equipment and software to customers through leases classified as operating leases. As of June 30, 2004 and 2003, net capitalized equipment leased to customers under operating leases, including equipment used for maintenance purposes, was $0.2 million and $0.6 million, respectively.

        The total minimum future rentals on non-cancelable leases of Mercury computer equipment and software are as follows (in thousands):

Year	Amount
2005	$55
2006	3
2007	—

Total	$58

As Lessee

        The Company has entered into operating leases for certain hardware components of the Mercury computer equipment, facilities and other equipment. Rental expense relating to these leases totaled $0.6 million, $1.5 million, $1.5 million and $1.9 million for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and the years ended June 30,

2003 and 2002, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

Year	Amount
2005	$1,121
2006	874
2007	472
2008	215
2009	76

Total	$2,758

        The total minimum lease payments have not been reduced by minimum sublease rentals of $58,000 due in the future under non-cancelable subleases of Mercury computer equipment.

(9) Income Taxes

        The provision for income taxes consists of the following components (in thousands):

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ending June 30, 2003	Year ending June 30, 2002
	Successor	Predecessor
Current:
Federal	$1,459	$2,732	$8,505	$—
State	363	685	3,330	240

Total current	1,822	3,417	11,835	240

Deferred:
Federal	(232)	(411)	3,095	4,979
State	(55)	(108)	443	1,499

Total deferred	(287)	(519)	3,538	6,478

Income tax expense	$1,535	$2,898	$15,373	$6,718

        The provision for income taxes for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002, differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items (in thousands):

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ending June 30, 2003	Year ending June 30, 2002
	Successor	Predecessor
Tax expense at U.S. federal income tax rate	$1,304	$454	$8,631	$6,040
State income taxes, net of federal income tax effect	200	375	2,426	1,214
Non-deductible acquisition costs	—	2,010	—	—
Litigation settlement, non-deductible	—	—	3,850	—
Change in valuation allowance	—	—	—	(1,500)
Amortization of non-deductible goodwill	—	—	—	798
Other permanent items, net	31	59	466	166

Income tax expense	$1,535	$2,898	$15,373	$6,718

        At June 30, 2004 and 2003, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

	June 30, 2004	June 30, 2003
	Successor	Predecessor
Current deferred tax assets:
Allowance for doubtful accounts	$2,027	$2,114
Inventory	723	1,036
Unearned income	824	666
Accrued vacation	486	453
Restricted stock vesting	—	294
Severance costs	18	67
Other	218	110

Total current deferred tax assets	4,296	4,740

Noncurrent deferred tax assets:
Postretirement benefit obligations	626	1,357
Accrued pension	432	586

Total noncurrent deferred tax assets	1,058	1,943

Noncurrent deferred tax liabilities—tax over book depreciation and amortization and difference in basis	(58,872)	(7,490)

Net noncurrent deferred tax liabilities	(57,814)	(5,547)

Net deferred tax liabilities	$(53,518)	$(807)

        In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences are deductible. This assessment is performed considering expected taxable income in future years and tax planning strategies available to the Company. In fiscal year 2002, the Predecessor determined that it was more likely than not that its deferred tax assets will be realized. As such, the then existing valuation allowance of $2.5 million was reversed. The recognition of $1.0 million of the related tax benefit was applied to goodwill, as it was generated from the 1994 Acquisition. The remaining $1.5 million was recorded as a benefit in the provision for income taxes in fiscal year 2002.

(10) Post-retirement Benefits Other Than Pensions

        The Predecessor previously provided post-retirement health care benefits to qualifying retirees under the terms of a qualified retirement plan. Under the terms of the plan, retirees are required to share in the cost of these benefits. During fiscal year 1997, the Predecessor terminated such benefits to employees and recorded an unrecognized net gain that was to be amortized over the average retiree life expectancy of 15.6 years. In connection with the purchase accounting related to the 2004 Merger, the unamortized portion of the gain was recorded, which reduced the accrued benefit with a corresponding offset to goodwill.

        During the year ended June 30, 2002, the Predecessor terminated certain future post-retirement health care benefits. This termination in benefits caused a decrease in the Predecessor's post-retirement health care obligation attributed to prior services rendered and generated a pretax settlement gain of $1.4 million, which was recorded as a reduction of general and administrative expenses in the year ended June 30, 2002.

        In accordance with the disclosure requirements of SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, the following tables provide a reconciliation of the benefit obligation and funded status at June 30, 2004 and 2003, as well as the components of net periodic post-retirement benefit costs for the period from February 24, 2004 through June 30, 2004, for the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002 (in thousands):

	2004	2003
Benefit obligation at beginning of year	$1,569	$1,505
Interest cost	28	99
Benefits paid	(24)	(96)
Actuarial (gain) loss	(158)	61

Benefit obligation at end of year	$1,415	$1,569

Funded status prior to the 2004 Merger	$(3,110)	n/a
Fair value adjustment related to the 2004 Merger	1,695	n/a

Funded status	(1,415)	(1,569)
Unrecognized net gain	(158)	(1,823)

Accrued benefit cost	$(1,573)	$(3,392)

	Period from February 24, 2004 through June 30, 2004	Period from July 1, 2003 through February 23, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Interest cost	$28	$—	$99	$128
Recognized net actuarial gain	—	(128)	(148)	(172)

Total net periodic postretirement benefit cost (income)	$28	$(128)	$(49)	$(44)

        The discount rates used in determining the accumulated post-retirement benefit obligation (the "APBO") were 6.25% for 2004, 6.0% for 2003 and 7.25% for 2002. For measurement purposes a 6.99% annual rate of increase in the per capita cost of covered health care benefits was assumed. The rate is assumed to decrease to 5.75% in 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. If the current health care cost trend rate assumption was increased by one percent, the APBO at June 30, 2004 would have increased approximately $133,000 or 9.4%. If the current health care cost trend rate assumptions were decreased by one percent, the APBO at June 30, 2004 would have decreased approximately $116,000, or 8.2%. The resulting changes in net periodic postretirement benefit cost from a one percent increase or decrease would not have a significant impact on the periods presented.

        The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year Ending June 30,	Estimated future benefit payments
2005	$120,000
2006	$125,000
2007	$130,000
2008	$130,000
2009	$120,000
2010 to 2014	$570,000

(11) Employee Benefit Plans

        Approximately 100 employees and former employees participate under the Company's defined benefit pension plan, which was assumed from the Predecessor. Benefits under the Predecessor's pension plan, which has been frozen since January 1, 1997, were based on the employee's age, years of service and the highest consecutive five-year average compensation.

        In accordance with the disclosure requirements of SFAS No. 132, the following tables provide a reconciliation of the benefit obligation and plan assets, as well as the funded status of the pension plan at June 30, 2004 and 2003:

	2004	2003
Projected benefit obligation at beginning of year	$2,287	$1,886
Interest cost	43	141
Benefits paid	(354)	(195)
Actuarial (gain) loss	(13)	455

Projected benefit obligation at end of year	$1,963	$2,287

Fair value of plan assets at beginning of year	$821	$544
Actual return on plan assets	80	(53)
Employer contributions	301	525
Benefits paid	(354)	(195)

Fair value of plan assets at end of year	$848	$821

Accrued funded status	$(1,115)	$(1,466)
Unrecognized net (gain) loss	(29)	1,165

Accrued pension cost	$(1,144)	$(301)

        The following table presents amounts recognized on the Consolidated Balance Sheets (in thousands):

	2004	2003
Long term accrued benefit cost	$(1,144)	$(1,466)
Accumulated other comprehensive loss	—	1,165

Net amount recognized on the Consolidated Balance Sheet	$(1,144)	$(301)

        Plan assets for the defined benefit plan consist of investments in common stock, fixed income securities and short-term investments.

        During the period from February 24, 2004 through June 30, 2004, and for the years ended June 30, 2003 and 2002, pension expense of $12,000, $149,000 and $216,000, respectively, was recognized in relation to the pension plan. During the period from July 1, 2003 through February 23, 2004, the Predecessor did not incur any pension expense and paid benefits of $273,000. In addition, the Company paid benefits of $81,000 during the period from February 24, 2004 through June 30, 2004. The Predecessor recorded $33,000 within other comprehensive income related to a change in the minimum pension liability during the year ended June 30, 2003. The table below provides the necessary disclosures in accordance with SFAS No. 132 of the components of pension expense for the defined benefit plan for the period from February 24, 2004 through June 30, 2004 and for the years ended June 30, 2003 and 2002:

	Period from February 24, 2004 through June 30, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Interest cost	$43	$141	$147
Expected return on assets	(31)	(67)	(75)
Recognized net actuarial loss	—	75	51

Net periodic pension cost	12	149	123
Settlement loss	—	—	93

Total pension cost	$12	$149	$216

        The discount rate used to calculate the projected benefit obligation was 6.25%, 6.0%, and 7.25% at June 30, 2004, 2003, and 2002 respectively. For fiscal years 2004, 2003 and 2002 the expected long-term rate of return on assets was 9.0%.

        The Company expects to contribute $0.4 million to its defined benefit plan in fiscal year 2005. The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year Ending June 30,	Estimated future benefit payments
2005	$110,000
2006	$105,000
2007	$105,000
2008	$105,000
2009	$100,000
2010 to 2014	$725,000

        The Company sponsors a 401(k) savings plan for all of its eligible employees. All eligible employees may contribute between 1% and 75% of their gross annual salary up to $13,000 annually for calendar year 2004, on a pre-tax basis. The Company matches an amount equal to 50% of each participant's pre-tax contribution up to 6% of the participant's compensation. Company contributions to the 401(k) plan for period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004, the years ended June 30, 2003 and 2002 were $181,000, $289,000, $407,000 and $436,000, respectively.

(12) Related Party Transactions

        For the period from July 1, 2003 to February 23, 2004 and fiscal years 2003 and 2002, the Predecessor incurred expenses of $1.3 million, $2.0 million and $2.0 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor. The Predecessor's management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses. The management consulting services agreement with the above listed parties terminated on February 24, 2004 upon the consummation of the 2004 Merger.

        In connection with the 2004 Merger, the Company entered into a management services agreement with Leonard Green & Partners, L.P. Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004. Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained. The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended. For the period February 24, 2004 to June 30, 2004, the Company incurred expenses of $0.7 million related to the management services agreement with Leonard Green & Partners, L.P.

        In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was included as part of the purchase price and was paid upon consummation of the 2004 Merger.

(13) Predecessor Stock Awards and Incentive Plans

        The Predecessor's 2002 Long-Term Equity Incentive Plan (the "2002 Equity Incentive Plan") provided for the issuance of up to 1,250,000 shares of Class A Common Stock in connection with the granting of incentive or non-qualified stock options, stock appreciation rights ("SARs"), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing. The Predecessor had not granted any SARs, limited stock appreciation rights, deferred shares, or performance awards under the 2002 Equity Incentive Plan. The 2002 Equity Incentive Plan was terminated in connection with the 2004 Merger.

        Outstanding nonqualified stock options were exercisable during a ten-year period beginning one to five years after the date of grant. All options were granted with an exercise price equal to either the fair market value on the date of grant or the optionee's first date of employment. A summary of stock option activity is as follows:

	Class A Common Stock Options	Range of Exercise Prices	Weighted Average Exercise Price
Balance, June 30, 2001	641,100	$ 3.75 - $25.00	$11.38
Granted	—	—	—
Exercised	(192,000)	$ 7.75 - $15.00	$11.32
Recaptured or terminated	(68,500)	$10.50 - $25.00	$17.47
FTD.COM options converted (see Note 3)	57,200	$ 7.45 - $30.77	$12.79

Balance, June 30, 2002	437,800	$ 3.75 - $30.77	$10.64
Granted	620,200	$15.24 - $16.21	$16.16
Exercised	(29,150)	$ 3.75 - $16.00	$8.46
Recaptured or terminated	(42,800)	$ 7.75 - $30.77	$19.40

Balance, June 30, 2003	986,050	$ 3.75 - $30.77	$13.79
Granted	—	—	—
Exercised	(3,360)	$ 3.75 - $16.00	$9.64
Recaptured or terminated	(982,690)	$ 3.75 - $25.00	$13.80
Balance, June 30, 2004	—	—	—

        As of June 30, 2003 and 2002, options covering 986,050 and 437,800 shares, respectively, of Class A Common Stock were outstanding, of which 314,670 and 322,540 shares were exercisable, respectively.

        Using the Black-Scholes single option pricing model and the following assumptions, the average estimated fair value, at the dates of grant of the Predecessor's options in fiscal year 2003 was $6.01 per option of Class A Common Stock. There were no grants of the Predecessor's options in fiscal year 2004 or 2002.

2003
Risk-free interest rate	3.70%
Expected dividend yield	0.00%
Expected volatility	31.84%
Estimated lives of options (in years)	3.00

        Based on the above assumptions, the Predecessor would have recognized additional compensation expense, net of taxes, of $4.7 million, $0.5 million and $0.2 million related to the Predecessor's options in the period from July 1, 2003 through February 23, 2004 and the fiscal years 2003 and 2002, respectively, if the estimated costs of the outstanding granted stock options of the Predecessor and FTD.COM had been recorded in the Predecessor's consolidated financial statements.

        The Predecessor's options granted in fiscal year 2003 vested equally each year over a four-year period from the date of grant. As a result, the estimated cost indicated above reflects only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

        During the period from July 1, 2003 through February 23, 2004 and the fiscal year 2003, the Predecessor granted 1,218 and 11,992 restricted shares of Class A Common Stock, respectively, at a weighted average fair value of $24.66 and $15.27, respectively, at the dates of grant to the independent board members and an executive of the Predecessor. The Predecessor's directors and the executive earned the restricted shares in exchange for future services to be provided to the Predecessor over a one-year and three-year period, respectively. The Predecessor recorded deferred compensation in the amount of $0.2 million, equal to the market value of the restricted shares at the date of grant. The Predecessor did not grant any restricted stock in fiscal year 2002. The Predecessor recognized compensation expense related to restricted stock in general and administrative expenses of $16,000, $1.5 million and $1.4 million in the period from July 1, 2003 through February 23, 2004 and the fiscal years 2003 and 2002, respectively.

        There were no restricted shares canceled during fiscal year 2003. During fiscal year 2004 and 2002, 10,000 and 83,333 shares of unvested FTD, Inc. restricted stock, respectively, that were previously granted were canceled.

        Pursuant to the 2002 Merger, each stockholder of FTD.COM, other than the Predecessor or its other direct or indirect wholly-owned subsidiaries, received 0.26 shares of Class A Common Stock of the Predecessor for each share of FTD.COM common stock owned at the time of the 2002 Merger. Additionally, all outstanding options to purchase shares of FTD.COM common stock were converted into options to purchase shares of Class A Common Stock of the Predecessor and all restricted shares of FTD.COM common stock were converted into restricted shares of Class A Common Stock of the Predecessor in accordance with the same exchange ratio and continued to be subject to the same restrictions and vesting schedules as existed prior to the 2002 Merger. As such, 220,000 FTD.COM options were converted into 57,200 options of the Predecessor at the time of the 2002 Merger. The new awards had the same vesting provisions, option periods, aggregate intrinsic value, ratio of exercise price per option to the market value per share and other terms as the FTD.COM awards exchanged.

        Based on the consensus views reached in EITF No. 00-23 and the Financial Accounting Standards Board Interpretation No. 44, the exchange of FTD.COM awards for awards of the Predecessor as described in the preceding paragraph is considered a modification of a stock-based compensation arrangement. Accordingly, a new measurement of compensation cost was required at the date of the exchange. For unvested restricted stock and option awards, the difference between the original intrinsic value of the awards and the value of the awards at the new measurement date will be recognized over the remaining life of the awards. The vested portion of restricted stock awards was considered part of the purchase price of the acquisition of the minority interest, except for shares that had not been unrestricted for more than six months ("immature" shares). Immature shares are shares outstanding related to restricted stock for which the restrictions have lapsed within six months prior to the exchange date. To the extent the exchanged options are fully vested or exchanged shares are immature, any additional compensation expense resulting from the new measurement date was recognized immediately. As such, at the time of the 2002 Merger, the Predecessor increased deferred compensation by $152,000 related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date and recorded compensation expense of $58,000 for fully vested stock options that were outstanding at June 28, 2002. Additionally, the Predecessor increased deferred compensation by $201,000 related to the difference between the original intrinsic value of the unvested restricted awards and the value of the unvested restricted awards at the new measurement date and recorded compensation expense of $202,000 related to the immature restricted shares outstanding at June 28, 2002. For the period from July 1, 2003 through February 23, 2004 and the fiscal year ended June 30, 2003, the Predecessor recorded $36,000 and $62,000 of compensation expense, respectively, related to the difference between the original intrinsic value of the unvested option awards and the value of the unvested option awards at the new measurement date.

(14) Commitments and Contingencies

        In March 2002, the Predecessor, FTD, FTD.COM and the directors of the Predecessor and FTD.COM were named as defendants in five class action lawsuits filed in Wilmington, Delaware, which were consolidated under the name "In RE FTD.COM Inc. Shareholders Litigation." The class action lawsuits made several allegations, including that insufficient stock of the Predecessor was exchanged for FTD.COM stock and breach of fiduciary duties by the directors.

        On behalf of all defendants, the Predecessor settled the consolidated class action lawsuits. Such settlement was approved by the court and included no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.

        Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A Common Stock valued at $10.7 million in full and final settlement of the case. In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares. In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability. Pursuant to the terms of the Settlement

Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is scheduled to be made later in 2004. Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation.

        The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers. In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers. The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits that are the subjects of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings to that effect. Any further recoveries relating to the settlement will be recorded as Other Income in the period realized. Green Equity Investors IV, L.P. is entitled to payments of any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

        On December 30, 2003, Teleflora LLC ("Teleflora") filed a complaint against FTD in the U.S. District Court for the Northern District of California in San Jose. The complaint alleges, among other things, misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud, through, among other things, unauthorized access to Teleflora software by FTD. Among other things, Teleflora claims that FTD "hacked" into certain of Teleflora's flower shop management software and systems licensed by individual florists and improperly modified Teleflora software to permit florists to use the FTD network to process orders or credit card transactions. Teleflora also claims that some florists who have licensed a Teleflora shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora and install an FTD system. Teleflora is seeking compensatory damages in excess of $5.0 million as well as punitive damages and injunctive relief. Teleflora sought a preliminary injunction against the Company based on its allegations. On August 18, 2004, the court granted only in part and otherwise denied Teleflora's motion for preliminary injunction. As a result, the Company can continue to sell and distribute its wire service interface, which imports data from Teleflora's Dove software. In addition, under certain conditions, the Company can assist florists in reinstalling prior versions of Teleflora software, which the florist is licensed to use. However, the court preliminarily enjoined the Company from copying and distributing Teleflora's software modules or from inducing florists or other third parties from doing so.

        The Company continues to vigorously defend against Teleflora's claims. In addition, in conjunction with its affirmative defenses to Teleflora's complaint, the Company is vigorously pursuing counterclaims against Teleflora alleging that Teleflora is attempting to monopolize the wire service market.

        The Company also has a one-year commitment with a distribution center facility in Cincinnati, Ohio where it stores and distributes product.

        In addition, the Company is involved in various claims and lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

(15) Capital Stock Transactions

        During the period from July 1, 2003 through February 23, 2004, the Predecessor did not repurchase any shares of its Class A Common Stock. During the year ended June 30, 2003, the Predecessor repurchased into treasury 218,931 shares of Class A Common Stock at an approximate cost of $3.5 million. In addition, during the year ended June 30, 2003, the Predecessor paid $2.0 million related to certain treasury stock repurchases made at the end of fiscal year 2002 that were payable as of June 30, 2002.

        In November 2003, the Predecessor issued 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement related to "In RE FTD.COM Inc. Shareholders Litigation." See Note 14, Commitments and Contingencies, for additional information.

(16) Subsidiary Capital Stock Transactions

        During fiscal year 2002, FTD.COM repurchased into treasury 143,583 shares of FTD.COM Class A common stock at a cost of $853,000 of which 85%, representing the Predecessor's ownership in FTD.COM at the date of each repurchase, is reflected in the Predecessor's Consolidated Statements of Stockholders' Equity.

        Pursuant to the 2002 Merger, FTD.COM became an indirect wholly-owned subsidiary of the Predecessor and the former public stockholders of FTD.COM became stockholders of the Predecessor. As such, all outstanding shares of FTD.COM are held by FTD as a result of the 2002 Merger. Refer to Note 3 for further discussion of 2002 Merger.

(17) Litigation Settlements

        The Predecessor recorded a $2.6 million gain in fiscal year 2002 for the settlement of a claim against the developer of an unlaunched version of FTD.COM's Web site, which includes the reversal of $0.8 million in accruals related to the gain. The gain was recorded in general and administrative expenses.

(18) Segment Information

        Operating segments are components of the business for which separate financial information is available that is regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.

        For purposes of managing the Company, management reviews segment financial performance to the operating income level for each of its reportable business segments. As such, interest income, interest expense and tax expense is recorded on a consolidated corporate basis.

        The florist business segment includes all products and services sold to FTD member florists and other retail locations offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesale product sales. The consumer business segment encompasses sales of floral and specialty gift products, which are sold primarily to consumers through FTD.COM's Web site, www.ftd.com, or its toll-free telephone number, 1-800-SEND-FTD.

        Of the Company's assets totaling $579.9 million at June 30, 2004, the assets of the Company's consumer business totaled approximately $294.3 million. The Company's florist business segment and corporate headquarters constitute the remaining assets of approximately $285.6 million.

        The following table reports the Company's and Predecessor's operating results by reportable business segment for the period from February 24, 2004 through June 30, 2004, the period from July 1, 2003 through February 23, 2004 and for the years ended June 30, 2003 and 2002:

	Successor			Predecessor
	Period from February 24, 2004 through June 30, 2004			Period from July 1, 2003 through February 23, 2004			Year Ended June 30, 2003			Year Ended June 30, 2002
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
	(in thousands)
Revenues:
Florist business	$62,832	$253	$63,085	$116,878	$294	$117,172	$172,678	$(293)	$172,385	$171,308	$(111)	$171,197
Consumer business	95,868	(7,572)	88,296	138,965	(10,458)	128,507	207,688	(16,730)	190,958	168,653	(14,584)	154,069

Total	158,700	(7,319)	151,381	255,843	(10,164)	245,679	380,366	(17,023)	363,343	339,961	(14,695)	325,266

Costs of Goods Sold and Services Provided:
Florist business	21,816	(897)	20,919	41,477	(1,703)	39,774	59,066	(1,955)	57,111	58,463	(1,891)	56,572
Consumer business	67,348	(666)	66,682	97,639	(1,030)	96,609	146,691	(2,405)	144,286	120,202	(2,022)	118,180
Corporate	823	—	823	1,674	—	1,674	2,508	—	2,508	2,576	—	2,576

Total	89,987	(1,563)	88,424	140,790	(2,733)	138,057	208,265	(4,360)	203,905	181,241	(3,913)	177,328

Gross Margin:
Florist business	41,016	1,150	42,166	75,401	1,997	77,398	113,612	1,662	115,274	112,845	1,780	114,625
Consumer business	28,520	(6,906)	21,614	41,326	(9,428)	31,898	60,997	(14,325)	46,672	48,451	(12,562)	35,889
Corporate	(823)	—	(823)	(1,674)	—	(1,674)	(2,508)	—	(2,508)	(2,576)	—	(2,576)

Total	68,713	(5,756)	62,957	115,053	(7,431)	107,622	172,101	(12,663)	159,438	158,720	(10,782)	147,938

Advertising and Selling:
Florist business	25,094	(5,750)	19,344	43,841	(7,415)	36,426	64,744	(12,548)	52,196	63,660	(10,694)	52,966
Consumer business	10,368	—	10,368	13,815	—	13,815	19,831	—	19,831	14,969	—	14,969

Total	35,462	(5,750)	29,712	57,656	(7,415)	50,241	84,575	(12,548)	72,027	78,629	(10,694)	67,935

General and Administrative:
Florist business	2,680	—	2,680	7,108	—	7,108	11,366	—	11,366	13,098	—	13,098
Consumer business	6,631	(903)	5,728	11,242	(1,324)	9,918	15,976	(2,093)	13,883	14,052	(1,677)	12,375
Corporate	10,922	897	11,819	38,346	1,308	39,654	23,385	1,978	25,363	32,283	1,589	33,872

Total	20,233	(6)	20,227	56,696	(16)	56,680	50,727	(115)	50,612	59,433	(88)	59,345

Operating Income (Loss) before Corporate Allocations:
Florist business	13,242	6,900	20,142	24,452	9,412	33,864	37,502	14,210	51,712	36,087	12,474	48,561
Consumer business	11,521	(6,003)	5,518	16,269	(8,104)	8,165	25,190	(12,232)	12,958	19,430	(10,885)	8,545
Corporate	(11,745)	(897)	(12,642)	(40,020)	(1,308)	(41,328)	(25,893)	(1,978)	(27,871)	(34,859)	(1,589)	(36,448)

Total	13,018	—	13,018	701	—	701	36,799	—	36,799	20,658	—	20,658

Corporate Allocations:
Florist business	3,908	—	3,908	8,028	—	8,028	11,815	—	11,815	11,881	—	11,881
Consumer business	937	—	937	1,880	—	1,880	3,136	—	3,136	3,003	—	3,003
Corporate	(4,845)	—	(4,845)	(9,908)	—	(9,908)	(14,951)	—	(14,951)	(14,884)	—	(14,884)

Total	—	—	—	—	—	—	—	—	—	—	—	—

Operating Income (Loss):
Florist business	9,334	6,900	16,234	16,424	9,412	25,836	25,687	14,210	39,897	24,206	12,474	36,680
Consumer business	10,584	(6,003)	4,581	14,389	(8,104)	6,285	22,054	(12,232)	9,822	16,427	(10,885)	5,542
Corporate	(6,900)	(897)	(7,797)	(30,112)	(1,308)	(31,420)	(10,942)	(1,978)	(12,920)	(19,975)	(1,589)	(21,564)

Total	$13,018	$—	$13,018	$701	$—	$701	$36,799	$—	$36,799	$20,658	$—	$20,658

Depreciation and Amortization:
Florist business	$764	$—	$764	$1,661	$—	$1,661	$2,601	$—	$2,601	$3,042	$—	$3,042
Consumer business	517	—	517	920	—	920	875	—	875	182	—	182
Corporate	2,457	—	2,457	2,796	—	2,796	4,422	—	4,422	6,197	—	6,197

Total	$3,738	$—	$3,738	$5,377	$—	$5,377	$7,898	$—	$7,898	$9,421	$—	$9,421

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedule

The Board of Directors
FTD, Inc.:

        Under date of July 29, 2002, we reported on the consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows of FTD, Inc. and subsidiaries for the year ended June 30, 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts for fiscal year 2002. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
July 29, 2002

FTD, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to cost and expenses	Uncollectible accounts, inventory write offs, net of collection of accounts previously written off, and adjustments to goodwill	Balance at end of period
Successor
Period from February 24, 2004 through June 30, 2004
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$4,900	$1,132	$965	$5,067
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,617	$43	$709	$951
Predecessor
Period from July 1, 2003 through February 23, 2004
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$5,284	$2,103	$2,487	$4,900
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,409	$208	$—	$1,617
Fiscal year 2003
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$6,093	$3,420	$4,229	$5,284
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$348	$1,224	$163	$1,409
Fiscal year 2002
Allowance for doubtful accounts (shown as deduction from Accounts Receivable in the consolidated balance sheet)	$4,984	$4,048	$2,939	$6,093
Inventory valuation reserve (included in Inventories, net in the consolidated balance sheet)	$1,021	$140	$813	$348

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of October 5, 2003, among FTD, Inc., Mercury Man Holdings Corporation and Nectar Merger Corporation (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, as amended (File No. 333-113807) (the "2004 FTD S-4").
3.1	Restated Certificate of Incorporation of FTD, Inc. (incorporated by reference to Exhibit 3.1 to the 2004 FTD S-4).
3.2	Amended and Restated By-laws of FTD, Inc. (incorporated by reference to Exhibit 3.2 to the 2004 FTD S-4).
4.1
Indenture, dated February 6, 2004, by and between FTD, Inc., U.S. Bank National Association, as trustee, and the subsidiary guarantors party thereto from time to time (incorporated by reference to Exhibit 4.1 to the 2004 FTD S-4).
4.2	Form of Outstanding Note (incorporated by reference to Exhibit A to Exhibit 4.1 to the 2004 FTD S-4).
4.3	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 4.1 to the 2004 FTD S-4).
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
4.6
Joinder to Registration Rights Agreement, dated February 24, 2004, by and among Nectar Merger Corporation, the subsidiary guarantors listed on the signature pages thereto, Credit Suisse First Boston LLC, UBS Securities, Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.6 to the 2004 FTD S-4).
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
10.2
Security Agreement, dated as of February 24, 2004, by and among FTD, Inc., and Mercury Man Holdings Corporation, the subsidiary grantors party thereto from time to time, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the 2004 FTD S-4).
10.3	Tax Sharing Agreement, dated as of December 19, 1994, between FTD Corporation and Florists' Transworld Delivery, Inc. (incorporated by reference to Exhibit 10.3 to the 2004 FTD S-4).
10.4
First Amendment to Tax Sharing Agreement, dated as of May 19, 1999 among FTD Corporation, Florists' Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.4 to the 2004 FTD S-4).

10.5*	Employment agreement dated May 20, 2003 regarding William J. Van Cleave employment arrangements (incorporated by reference to Exhibit 10.10 to the 2004 FTD S-4).
10.6*	Employment agreement dated May 20, 2003 regarding Jon R. Burney employment arrangements (incorporated by reference to Exhibit 10.11 to the 2004 FTD S-4).
10.7*	Employment agreement dated May 20, 2003 regarding Daniel W. Smith employment arrangements (incorporated by reference to Exhibit 10.12 to the 2004 FTD S-4).
10.8*+	Employment agreement dated May 20, 2003 regarding Lawrence W. Johnson employment arrangements.
10.9*+	Employment agreement dated May 20, 2003 regarding George T. Kanganis employment arrangements.
10.10*
Form of Amendment to Employment Agreement, dated as of October 5, 2003, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith and William J. Van Cleave (incorporated by reference to Exhibit 10.13 to the 2004 FTD S-4).
10.11*
Form of Second Amendment to Employment Agreement, dated as of February 24, 2004, by and between FTD, Inc. and each of Jon R. Burney, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith and William J. Van Cleave (incorporated by reference to Exhibit 10.14 to the 2004 FTD S-4).
10.12*	Form of Confidentiality and Non-Competition Agreement between FTD.COM William J. Van Cleave, dated as of May 17, 2000 (incorporated by reference to Exhibit 10.15 to the 2004 FTD S-4).
10.13*
Form of Confidentiality and Non-Competition Agreement between Florists' Transworld Delivery, Inc. and each of the following executive officers: Daniel W. Smith, Executive Vice President of FTD.COM, dated as of November 12, 2002; Jon R. Burney, Vice President and General Counsel, dated as of November 12, 2002; George Kanganis, Executive Vice President of Sales, dated as of November 12, 2002; and Lawrence W. Johnson, Executive Vice President of Mercury Technology, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.16 to the 2004 FTD S-4).
10.14	Form of Trademark License Agreement between Florists' Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.17 to the 2004 FTD S-4).
10.15	Form of Florists' Online Hosting Agreement between Florists' Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.18 to the 2004 FTD S-4).
10.16	Form of Commission Agreement between Florists' Transworld Delivery, Inc. and FTD.COM (incorporated by reference to Exhibit 10.19 to the 2004 FTD S-4).
10.17
Management Services Agreement, dated as of February 24, 2004, by and among FTD, Inc., FTD.COM, Florists' Transworld Delivery, Inc., Value Network Service, Inc., FTD Holdings, Incorporated, Renaissance Greeting Cards, Inc., Flowers USA, Inc., and Leonard Green & Partners, L.P. (incorporated by reference to Exhibit 10.20 to the 2004 FTD S-4).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2004 FTD S-4).
16.1	Letter dated November 21, 2002 from KPMG LLP to the Commission regarding the Registrant's change in independent public accountants (incorporated by reference to Exhibit 16.1 to the 2004 FTD S-4).

21.1+	Subsidiaries of FTD, Inc.
31.1+	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Executive Officer).
31.2+	Rule 13(a) - 14(a)/15(d) - 14(a) Certification (Principal Financial Officer).
32+	Section 13.50 Certifications.

*
Management contract or compensatory arrangement.

+
Filed as an exhibit to this Form 10-K.

QuickLinks

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
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Ernst & Young, Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
FTD, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
FTD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands)
FTD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
FTD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
FTD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm On Financial Statement Schedule
FTD, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS