Form 10-Q
period 2004-09-30
FTD INC
filed 2004-11-09
CIK 944537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 8, 2004, there were 100 outstanding shares of the Registrant’s common stock, par value $.01 per share.

FTD, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392	$2,491
Restricted cash	7,261	7,261
Accounts receivable, less allowance for doubtful accounts of $5,287 at September 30, 2004 and $5,067 at June 30, 2004	33,061	27,572
Inventories, net	9,443	9,392
Deferred income taxes	4,296	4,296
Prepaid expenses and other	9,142	10,312
Total current assets	63,595	61,324

Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	14,196	14,196
Mercury consoles	10	10
Furniture and equipment	4,751	4,761
Total	20,337	20,347
Less accumulated depreciation	1,962	1,136
Property and equipment, net	18,375	19,211

Other assets:
Other noncurrent assets, net	28,719	28,907
Customer lists, less accumulated amortization of $1,459 at September 30, 2004 and $834 at June 30, 2004	11,048	11,673
Trademark	121,577	121,577
Goodwill	337,196	337,196
Total other assets	498,540	499,353
Total assets	$580,510	$579,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,678	$41,311
Customer deposits	5,352	5,441
Unearned income	2,296	2,059
Other accrued liabilities	17,725	23,217
Current maturities of long-term debt	850	850
Total current liabilities	59,901	72,878

Long-term debt	270,725	258,938
Post-retirement benefits and accrued pension obligations	2,598	2,717
Deferred income taxes	57,814	57,814

Stockholders’ equity:
Common stock: $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—
Paid-in capital	185,390	185,390
Retained earnings	4,036	2,192
Accumulated other comprehensive income (loss)	46	(41)
Total stockholders’ equity	189,472	187,541
Total liabilities and stockholders’ equity	$580,510	$579,888

See accompanying Notes to Consolidated Financial Statements.

FTD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
		Predecessor
Revenues:
Products	$49,124	$46,410
Services	32,947	27,166
Total revenues	82,071	73,576

Costs of goods sold and services provided:
Products	40,388	34,827
Services	4,682	4,374
Total costs of goods sold and services provided	45,070	39,201

Gross profit:
Products	8,736	11,583
Services	28,265	22,792
Total gross profit	37,001	34,375

Operating expenses:
Advertising and selling	16,704	14,307
General and administrative	12,329	11,737
Total operating expenses	29,033	26,044

Income from operations	7,968	8,331

Other income and expenses:
Interest income	(76)	(6)
Interest expense	5,017	241
Other (income) expense, net	(47)	65
Total other expenses, net	4,894	300

Income before income tax	3,074	8,031

Income tax expense	1,230	3,223

Net income	$1,844	$4,808

Other comprehensive income (loss):
Foreign currency translation adjustments	87	(18)

Comprehensive income	$1,931	$4,790

See accompanying Notes to Consolidated Financial Statements.

FTD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2004	2003
		Predecessor
Cash flows from operating activities:
Net income	$1,844	$4,808
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,955	2,008
Deferred compensation expense	—	57
Amortization and write off of deferred financing costs and original issue discount	332	60
Provision for doubtful accounts	972	787
Deferred income taxes	—	19
Increase (decrease) in cash due to change in assets and liabilities, net of acquisitions:
Accounts receivable	(7,627)	(7,503)
Inventories	(51)	(236)
Prepaid expenses and other	1,480	(613)
Other noncurrent assets	(47)	(72)
Accounts payable	(7,633)	(6,687)
Other accrued liabilities, unearned income, customer deposits and other	(5,463)	275
Net cash used in operating activities	(13,238)	(7,097)

Cash flows from investing activities:
Capital expenditures	(735)	(1,179)
Net cash used in investing activities	(735)	(1,179)

Cash flows from financing activities:
Net proceeds from revolving credit facility	12,000	9,000
Repayments of long-term debt	(213)	—
Proceeds from exercise of stock options	—	17
Net cash provided by financing activities	11,787	9,017
Effect of foreign exchange rate changes on cash	87	(18)
Net increase (decrease) in cash and cash equivalents	(2,099)	723
Cash and cash equivalents at beginning of period	2,491	1,921
Cash and cash equivalents at end of period	$392	$2,644

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$8,108	$162
Income taxes	$10	$971

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD, Inc. (the “Company”) is a Delaware corporation that commenced operations in 1994.  As used in the Notes to the Consolidated Financial Statements, the term the “Company” refers to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and Florists’ Transworld Delivery Association of Canada, Ltd., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

On February 24, 2004 the Company completed a merger transaction with an affiliate of Leonard Green & Partners, L.P.  In the merger, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (the “2004 Merger”).  As a result of the 2004 Merger, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation (the “Parent”), an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P.  See Note 3 for further details.  The results of operations presented herein for all periods prior to the 2004 Merger are referred to as the results of operations of the “Predecessor.”

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004.  The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  The accompanying consolidated financial statements include the Predecessor’s operations prior to the 2004 Merger. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Note 3.  2004 Merger with Nectar Merger Corporation

On February 24, 2004, the Company completed the 2004 Merger with an affiliate of Leonard Green & Partners, L.P. for $422.0 million, which excludes $23.4 million of fees that were expensed by the Predecessor as a component of corporate general and administrative expenses.  Upon consummation of the 2004 Merger, each issued and outstanding share of FTD, Inc. common stock, other than treasury shares and shares owned by the Parent, was cancelled and converted automatically into the right to receive $24.85 per share in cash.

The transaction was financed by a $185.4 million equity investment in the preferred and common stock of the Parent by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P., and certain members of the Company’s senior management, including $0.9 million in the form of an exchange of a portion of management’s ownership in the Predecessor’s common stock, the proceeds from the issuance of $175.0 million in senior subordinated notes due 2014 (the “Notes”) and borrowings under a new $135.0 million senior secured credit facility, comprised of an $85.0 million senior secured term loan facility and a $50.0 million revolving credit facility.  The revolving credit facility was undrawn at the closing of the 2004 Merger.

The Company accounted for the 2004 Merger using the purchase method of accounting.  The purchase price was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

Assets:
Cash	$353
Accounts receivable	30,995
Inventories	9,957
Deferred income taxes	3.827
Prepaid expenses and other	10,916
Property and equipment	20,303
Other noncurrent assets	17,840
Customer list	12,507
Trademarks	121,577
Goodwill	337,196
Total assets acquired	$565,471

Liabilities:
Accounts payable	$58,942
Customer deposits	5,677
Unearned income	1,828
Other accrued liabilities	16,685
Post-retirement benefits and accrued pension obligations	2,721
Deferred tax liability	57,632
Total liabilities assumed	143,485
Net assets acquired	$421,986

In addition, pursuant to the terms of the Settlement Agreement relating to the FTD.COM securities litigation, the Company is obligated to pay $7.3 million in cash, which payment is anticipated to be made later in fiscal year 2005.  Pursuant to the terms of the new senior credit facility, $7.3 million was placed into an escrow account at the consummation of the 2004 Merger to fund this obligation and is not reflected in the allocation shown above.  Green Equity Investors IV, L.P. is entitled to payment of amounts equal to any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the $337.2 million in goodwill recorded as part of the 2004 Merger will not be amortized and will be tested for impairment at least annually.  The goodwill is not deductible for tax purposes.

The unaudited pro forma results of operations data for the three-month period ended September 30, 2003 as if the 2004 Merger had occurred on July 1, 2003, is as follows (in thousands):

Three Months Ended September 30, 2003

Total revenues	$73,576

Income from operations	$7,559

Net income	$1,687

The above results may not be representative of future periods.

Note 4.  Revenues from Sale of Floral Selections Guide

As a condition of FTD affiliation, all FTD florists must purchase a Floral Selections Guide and related workbook every two years or upon initial membership.  Historically, the Company recognized revenue related to the Floral Selections Guide in the month that it was shipped to the florist.  The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide.  Historically, the Company has provided de minimis refunds in isolated cases.  Beginning in fiscal year 2004, new FTD members were charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, all FTD members are charged a monthly fee for the use of the Floral Selections Guide while an active FTD member.  Revenue from the sales of the Floral Selections Guide during the three-month periods ended September 30, 2004 and 2003 was $0.5 million and $20,000, respectively.

Note 5.  Financing Arrangements

Long-term debt consists of the following (in thousands):

	As of September 30, 2004	As of June 30, 2004
7.75% senior subordinated notes	$175,000	$175,000
Senior secured credit facility:
Term loan	84,575	84,788
Revolving credit facility	12,000	—
Total debt	271,575	259,788
Less: current portion	(850)	(850)
Long-term debt	$270,725	$258,938

$135.0 million Senior Secured Credit Facilities

In connection with the consummation of the 2004 Merger, the Company terminated its then existing senior secured credit facility and entered into a new senior secured credit facility (the “2004 Credit Agreement”) with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent.  Borrowings under the 2004 Credit Agreement are secured by first priority security interest in, and mortgages on, substantially all of the Company’s tangible and intangible assets.

The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan.  A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At September 30, 2004 the revolving credit facility included $1.5 million in letters of credit outstanding and had availability of $36.5 million.

Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at the Company’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”).  For the first six months following the 2004 Merger on February 24, 2004, the applicable margin for base rate loans was 175 basis points and for LIBOR loans was 275 basis points.  Beginning six months after the consummation of the 2004 Merger, the applicable margin for borrowings under the 2004 Credit Agreement will vary based upon the consolidated leverage ratio, as defined in the 2004 Credit Agreement.  The 2004 Credit Agreement requires the Company to pay commitment fees on the unused portion of the revolving credit facility, which vary based on the utilization of the revolving credit facility.

The 2004 Credit Agreement includes covenants that, among other things, require that as of September 30, 2004 the Company maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.10 to 1.00, a fixed charge coverage ratio of no less than 1.45 to 1.00 and a leverage ratio not to exceed 5.90 to 1.00.  The Company was in compliance with all debt covenants as of September 30, 2004.  Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

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

There was $96.6 million of outstanding debt at September 30, 2004 under the 2004 Credit Agreement.  The Company is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements.  In addition, subject to certain exceptions, the Company is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain securities or debt.  The term loan is due in annual installments of $850,000 per year with the remaining balance due at maturity.

As a result of entering into the 2004 Credit Agreement, the Company recorded $4.0 million of deferred financing costs, which were allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized straight-line over the respective terms.

$175.0 million 7.75% Senior Subordinated Notes due 2014

On February 6, 2004, Nectar Merger Corporation completed the issuance and sale of $175.0 million in aggregate principal amount of 7.75% senior subordinated notes.  The Notes will mature on February 15, 2014 and interest is payable on February 15 and August 15 of each year.  The proceeds from the issuance of the Notes were used in the financing of the 2004 Merger.  Upon consummation of the 2004 Merger, the Company assumed Nectar Merger Corporation’s obligations under the Notes.

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

The terms of the Notes provide for certain limitations on the Company’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates, enter into certain merger, sale or consolidation transactions and the release of guarantors.

As a result of issuing the Notes, the Company recorded $6.7 million of deferred financing costs, which are being amortized straight-line over the ten-year term of the Notes.

Note 6. Pension and Other Post Retirement Benefit Plans

Components of Net Periodic Benefit Cost

	Salaried Employees’ Pension Plan		Retiree Medical Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
		Predecessor		Predecessor
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	32	32	24	—
Expected return on assets	(20)	(23)	—	—
Amortization of gain	—	—	—	(48)
Net periodic benefit cost (income)	$12	$9	$24	$(48)

Note 7. Related Party Transactions

For the three-month period ended September 30, 2003, the Predecessor incurred expenses of $0.5 million related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor.  The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses.  The management consu lting services agreement with the above listed parties terminated upon the consummation of the 2004 Merger.

In connection with the 2004 Merger, the Company entered into a management services agreement with Leonard Green & Partners, L.P.  Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date.  In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained.  The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended.  For the three-month period ended September 30, 2004, the Company incurred expenses of $0.5 million related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Merger.

On September 30, 2004, the Parent sold 826,667 shares of class A common stock to certain members of the Company’s management for cash consideration of $826,667, which represents fair market value on the date of purchase.

Note 8. Stock Awards and Incentive Plans

The Parent’s Stock Option Plan was adopted and approved by the Board of Directors on September 30, 2004 and provides for the issuance of up to 6,578,333 shares of class A common stock of the Parent in connection with the granting of incentive or non-qualified stock options.

On September 30, 2004, the Parent granted 6,298,333 options to various employees of the Company.

Outstanding non-qualified stock options are exercisable during a ten-year period beginning one to seven years after the date of grant.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

The Predecessor’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) provided for the issuance of up to 1,250,000 shares of Class A common stock, par value $0.01 per share in connection with the granting of incentive or non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing.  The Predecessor did not grant any SARs, limited stock appreciation rights, deferred shares, or performance awards under the 2002 Equity Incentive Plan.  The Predecessor recognized $57,000 of compensation expense related to restricted stock and stock options in the three-month period ended September 30, 2003.  The 2002 Equity Incentive Plan was terminated in connection with the 2004 Merger.

Outstanding nonqualified stock options issued by the Predecessor were exercisable during a ten-year period beginning one to five years after the date of grant.  All options were granted with an exercise price equal to either the fair market value on the date of grant on the optionee’s first date of employment.

The Company and the Predecessor would have recognized additional compensation expense, net of taxes, of $1,000 and $189,000, respectively, related to the options granted in the three-month periods ended September 30, 2004 and September 30, 2003, respectively, if the estimated value of the outstanding stock options of the Company and the Predecessor had been recorded in the Company’s consolidated financial statements.  As such, the Company’s and the Predecessor’s net income would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income):

	Three Months Ended September 30,
	2004	2003
		Predecessor
	(in thousands)
Net income, as reported	$1,844	$4,808

Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1)	(198)

Stock-based employee compensation expense included in net income, as reported, net of related tax effects	—	9
Pro forma net income	$1,843	$4,619

The Parent’s options granted during the current fiscal year vest over a five- or seven-year period and the Predecessor’s options granted during fiscal year 2003 vested equally each year over a three-year period from the date of grant.  As a result, the estimated cost indicated above reflected only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs would have been higher than indicated above.

Note 9.  Commitment and Contingencies

In March 2002, the Predecessor, FTD, FTD.COM and the directors of the Predecessor and FTD.COM were named as defendants in five class action lawsuits filed in Wilmington, Delaware, which were consolidated under the name “In RE FTD.COM Inc. Shareholders Litigation.”  The class action lawsuits made several allegations, including that insufficient stock of the Predecessor was exchanged for FTD.COM stock and breach of fiduciary duties by the directors.

On behalf of all defendants, the Predecessor settled the consolidated class action lawsuits.  Such settlement was approved by the court and included no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A Common Stock valued at $10.7 million in full and final settlement of the case.  In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares.  In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is anticipated to be made later in fiscal year 2005.  Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation.

The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers.  In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits, which are the subjects of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings to that effect.  Any further recoveries relating to the settlement will be recorded as Other Income in the period realized.  Green Equity Investors IV, L.P. is entitled to payments of any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

On December 30, 2003, Teleflora LLC (“Teleflora”) filed a complaint against FTD in the U.S. District Court for the Northern District of California in San Jose.  The complaint includes principal allegations of misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud through unauthorized access to Teleflora software by FTD.  Among its allegations, Teleflora claims that FTD “hacked” into certain of Teleflora’s flower shop management software and systems licensed by individual florists and improperly modified Teleflora software to permit florists to use the FTD network to process orders or credit card transactions.  Teleflora also claims that some florists who have licensed a Teleflora shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora and install an FTD system.  Teleflora is seeking compensatory damages in excess of  $5.0 million as well as punitive damages and injunctive relief.  Teleflora sought a preliminary injunction against the Company based on its allegations.  On August 18, 2004, the court granted only in part and otherwise denied Teleflora’s motion for preliminary injunction.  As a result, the Company can continue to sell and distribute its wire service interface, which imports data from Teleflora’s Dove software.  In addition, under certain conditions, the Company can assist florists in reinstalling prior versions of Teleflora’s software, which the florist is licensed to use.  However, the court preliminarily enjoined the Company from copying and distributing Teleflora’s software modules or from inducing florists or other third parties to do so.

The Company continues to vigorously defend against Teleflora’s claims.  In addition, in conjunction with its affirmative defenses to Teleflora’s complaint, the Company is pursuing counterclaims against Teleflora.  Such counterclaims include an antitrust claim alleging that Teleflora is attempting to monopolize the wire service market.

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

The florist business segment includes all products and services sold to FTD member florists and other retail locations offering floral products, encompassing clearinghouse services, publishing products and services, technology sales and leases and specialty wholesaling product sales.  The consumer business segment encompasses floral and specialty gift items primarily sold to consumers through the www.ftd.com Web site or its toll-free telephone number, 1-800-SEND-FTD.

Of the Company’s assets totaling $580.5 million at September 30, 2004, the assets of the Company’s consumer business totaled approximately $260.8 million.  The Company’s florist business segment and corporate headquarters constitute the remaining assets of approximately $319.7 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Certain amounts in the Predecessor’s operating results by reportable business segment for the three month period ended September 30, 2003 have been reclassified to conform to the current year presentation.

The following table details the Company’s and the Predecessor’s operating results by reportable business segment for the three-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004			2003
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
				Predecessor
	(in thousands)
Revenues:
Florist business	$45,713	$(12)	$45,701	$41,617	$75	$41,692
Consumer business	39,720	(3,350)	36,370	34,806	(2,922)	31,884
Total	85,433	(3,362)	82,071	76,423	(2,847)	73,576

Costs of Goods Sold and Services Provided:
Florist business	17,842	(714)	17,128	15,129	(608)	14,521
Consumer business	27,721	(391)	27,330	24,325	(275)	24,050
Corporate	612	—	612	630	—	630
Total	46,175	(1,105)	45,070	40,084	(883)	39,201

Gross Profit:
Florist business	27,871	702	28,573	26,488	683	27,171
Consumer business	11,999	(2,959)	9,040	10,481	(2,647)	7,834
Corporate	(612)	—	(612)	(630)	—	(630)
Total	39,258	(2,257)	37,001	36,339	(1,964)	34,375

Advertising and Selling:
Florist business	15,510	(2,256)	13,254	13,736	(1,955)	11,781
Consumer business	3,450	—	3,450	2,526	—	2,526
Total	18,960	(2,256)	16,704	16,262	(1,955)	14,307

General and Administrative:
Florist business	2,574	—	2,574	2,717	—	2,717
Consumer business	3,726	(369)	3,357	3,331	(336)	2,995
Corporate	6,030	368	6,398	5,698	327	6,025
Total	12,330	(1)	12,329	11,746	(9)	11,737

Operating Income before Corporate Allocations:
Florist business	9,787	2,958	12,745	10,035	2,638	12,673
Consumer business	4,823	(2,590)	2,233	4,624	(2,311)	2,313
Corporate	(6,642)	(368)	(7,010)	(6,328)	(327)	(6,655)
Total	7,968	—	7,968	8,331	—	8,331

Corporate Allocations:
Florist business	3,025	—	3,025	3,097	—	3,097
Consumer business	777	—	777	739	—	739
Corporate	(3,802)	—	(3,802)	(3,836)	—	(3,836)
Total	—	—	—	—	—	—

Operating Income:
Florist business	6,762	2,958	9,720	6,938	2,638	9,576
Consumer business	4,046	(2,590)	1,456	3,885	(2,311)	1,574
Corporate	(2,840)	(368)	(3,208)	(2,492)	(327)	(2,819)
Total	$7,968	$—	$7,968	$8,331	$—	$8,331

Depreciation and Amortization:
Florist business	$1,333	$—	$1,333	$1,253	$—	$1,253
Consumer business	651	—	651	549	—	549
Corporate	971	—	971	206	—	206
Total	$2,955	$—	$2,955	$2,008	$—	$2,008

Note 11. Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture to the Notes issued in February 2004.  The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries including all domestic subsidiaries of FTD, Inc.  Non-Guarantor subsidiaries include Florists’ Transworld Delivery Association of Canada, Ltd. and Florists’ Transworld Delivery de Mexico, both of which are insignificant and are therefore not separately presented.  As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any significant independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

FTD, Inc. (the “Company”) is a Delaware corporation that commenced operations in 1994.  As used in this Form 10-Q, the term the “Company” refers to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and Florists’ Transworld Delivery Association of Canada, Ltd., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

The Company, supported by its worldwide FTD brand, which utilizes the FTD Mercury Man logo, is a leading provider of floral services and products.  Through its florist business, the Company provides products and services, such as clearinghouse services, technology products and services and floral shop supplies, to approximately 20,000 member florists and other retail locations offering floral products in the U.S. and Canada, and connects approximately 30,000 additional florists through affiliated or related organizations in 150 countries outside of North America.  The consumer business segment is comprised of FTD.COM, a leading Internet and telephone marketer of flowers and specialty gifts.  FTD.COM sells directly to consumers, primarily through its www.ftd.com Web site and its 1-800-SEND-FTD toll-free telephone number.

2004 Merger with Nectar Merger Corporation, an Affiliate of Leonard Green & Partners, L.P.

On February 24, 2004, the Company completed a merger transaction with an affiliate of Leonard Green & Partners, L.P.  In the merger, Nectar Merger Corporation, which was a wholly-owned subsidiary of Mercury Man Holdings Corporation, merged with and into FTD, Inc., with FTD, Inc. continuing as the surviving corporation (“the 2004 Merger”).  As a result of the 2004 Merger, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of Mercury Man Holdings Corporation (the “Parent”), an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P.  See Note 3 of the Consolidated Financial Statements included herein for further details.  The results of operations presented herein for all periods prior to the 2004 Merger are referred to as the results of operations of the “Predecessor.”

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

Operations

The Company’s operations include its florist business and consumer business segments.

Florist business.  The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products and is primarily comprised of the services and products as described below.  Membership as of September 30, 2004 and 2003 was approximately 19,800 and 19,400 members, respectively.  Average membership for the three-months ended September 30, 2004 and 2003 was 20,100 and 19,200 members, respectively.  Within the florist business segment, clearinghouse services, publications and other member services products and services revenue comprised 56% of the florist business revenue for both of the three-month periods ended September 30, 2004 and 2003.  Mercury Network services and Mercury computer equipment products and services revenue comprised 15% and 14% of the florist business revenue for the three-month periods ended September 30, 2004 and 2003.  Specialty wholesaling products revenue comprised 29% and 30% of the florist business revenue for the three-month periods ended September 30, 2004 and 2003, respectively.

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

Publications and other member services products and services.  Publications products and other member services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both CD-ROM and paper book form.  Revenues relating to publications are recognized ratably over the period in which the publications are issued.  The Company provides services related to the set-up and maintenance of FTD Florists’ Online Web sites, which are accessible directly and are also accessible through FTD.COM’s www.ftd.com Web site.  In addition, the Company provides a 24-hour telephone answering and floral order-taking service (“Flowers All Hours”).  Revenues associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.  Revenue is also generated from the monthly Floral Selections Guide fee charged to member florists for use of the Floral Selections Guide, a counter display published by FTD featuring FTD products for all occasions.

Mercury Network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company to FTD member florists.  Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee.  Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

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

Specialty wholesaling products.  The Company sells both FTD-branded and non-branded holiday and everyday floral arrangement containers and products.  The Company also sells packaging, promotional products and a wide variety of other floral-related supplies, including greeting cards.  Sales of specialty wholesaling products are recorded when the products are shipped.  Amounts charged to the customer for the product and for shipping and handling are recorded as revenue and the costs of the product and the shipping and handling are recorded as costs of goods sold and services provided.

Consumer business.  The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the 1-800-SEND-FTD toll-free telephone number and electronically to consumers through the www.ftd.com Web site.  FTD.COM offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are filled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  FTD.COM typically offers over 400 floral arrangements and over 800 specialty gift items, including plants, gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

Orders placed through the FTD.COM’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.

When a customer makes a purchase that will be fulfilled by an FTD florist, FTD.COM processes the order, charges the customer’s credit card and transmits the order to the Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  FTD.COM typically charges the customer a service fee for floral orders and certain specialty gift orders placed through its Web site or through 1-800-SEND-FTD.

Generally, orders from FTD.COM’s specialty gift selection are fulfilled by a manufacturer or a third party distributor and are based on a pre-negotiated price.  FTD.COM typically charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue and the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of goods sold and services provided.

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

The florist business segment promotes the FTD brand and its products and services primarily through network and cable television advertisements, magazine advertisements and newspaper supplements.  Sponsorships are also a part of the florist business segment’s marketing efforts.  Additionally, the florist business segment supplies advertising and marketing tools on a local basis for FTD florists to support the Company’s co-branding strategy.  FTD florists are provided with advertising tools such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information.  FTD florists can also purchase customizable direct mail pieces through FTD.

The consumer business segment’s marketing program utilizes a mix of online advertising, direct marketing, customer loyalty marketing strategies and offline advertising, representing a balanced marketing program focused on both customer acquisition and retention.  Online advertising consists primarily of online advertisements and links on shopping and search-oriented Web sites.  The direct marketing campaign focuses on the development of relationships with companies that have large consumer databases.  Statement inserts, e-mails, online placements, discount offers and mileage and point award programs are utilized to market to these consumers.  The cost associated with mileage and point award programs are classified as cost of goods sold, in accordance with EITF Issue No. 01-9.  Customer loyalty marketing strategies focus on the utilization of the Company’s extensive database of customer information to enhance customer retention efforts.  Offline advertising consists primarily of yellow pages advertising.

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

Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, fall within that quarter.  In addition, depending on the year, the popular floral holiday of Easter sometimes falls within the quarter ending March 31 and sometimes falls within the quarter ending June 30.  In addition, historical revenues and operating results fluctuated in the first quarter of each fiscal year as a result of revenue generated from the Floral Selections Guide, which has been published bi-annually, and had historically been charged to florists in the month shipped.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

	Three Months Ended September 30,
Revenues	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$45,701	$41,692	9.6%
Consumer business	36,370	31,884	14.1%
Total revenues	$82,071	$73,576	11.5%

Total revenues increased by $8.5 million, or 11.5%, to $82.1 million for the three-month period ended September 30, 2004 compared to $73.6 million for the three-month period ended September 30, 2003.

Management believes a key metric in driving revenues for the florist business segment is membership and the resulting number of members that use or purchase services and products provided by the florist business segment.  Membership as of September 30, 2004 and 2003 was approximately 19,800 and 19,400 members, respectively.  Average membership for the three-month period ended September 30, 2004 and 2003 was approximately 20,100 and 19,200 members, respectively.  Revenue for the florist business segment increased by $4.0 million, or 9.6%, to $45.7 million for the three-month period ended September 30, 2004 compared to $41.7 million for the three-month period ended September 30, 2003.  This increase was primarily related to increased revenues from directory publications,  the Floral Selections guide, which shipped during the current year period and for which all members are now being charged a monthly fee, and the sale of mid-tier technology platforms.

Management believes a key metric in driving revenues in the consumer business segment is order volume.  Revenue for the consumer business segment increased by $4.5 million, or 14.1%, to $36.4 million for the three-month period ended September 30, 2004 compared to $31.9 million for the three-month period ended September 30, 2003.  This increase was primarily due to an increase in order volume, led by an increase in specialty gift products sold.

	Three Months Ended September 30,
Costs of goods sold and services provided	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$17,128	$14,521	18.0%
Consumer business	27,330	24,050	13.6%
Corporate	612	630	(2.9)%
Total costs of goods sold and services provided	$45,070	$39,201	15.0%

Costs of goods sold and services provided increased by $5.9 million, or 15.0%, to $45.1 million for the three-month period ended September 30, 2004 compared to $39.2 million for the three-month period ended September 30, 2003.  Total gross margin decreased to 45.1% for the three-month period ended September 30, 2004 from 46.7% for the three-month period ended September 30, 2003, which is primarily due to an increase in sales of the Company’s lower margin product lines.

Costs of goods sold and services provided associated with the florist business segment increased by $2.6 million, or 18.0%, to $17.1 million for the three-month period ended September 30, 2004 compared to $14.5 million for the three-month period ended September 30, 2003, primarily due to the increased level of sales.  Gross margin for the florist business decreased to 62.5% for the three-month period ended September 30, 2004 from 65.2% for the three-month period ended September 30, 2003, which is primarily due to an increase in sales of the florist business’s lower margin product lines.

Costs of goods sold and services provided associated with the consumer business segment increased by $3.2 million, or 13.6%, to $27.3 million for the three-month period ended September 30, 2004 compared to $24.1 million for the three-month period ended September 30, 2003, primarily due to an increase in revenues.  Gross margin for the consumer business increased to 24.9% for the three-month period ended September 30, 2004 from 24.6% for the three-month period ended September 30, 2003, partially due to growth in non-discounted orders.

Costs of goods sold and services provided related to corporate activities for the three-month periods ended September 30, 2004 and 2003 remained consistent at $0.6 million.

	Three Months Ended September 30,
Advertising and selling costs	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$13,254	$11,781	12.5%
Consumer business	3,450	2,526	36.6%
Total advertising and selling costs	$16,704	$14,307	16.8%

Advertising and selling costs increased by $2.4 million, or 16.8%, to $16.7 million for the three-month period ended September 30, 2004 compared to $14.3 million for the three-month period ended September 30, 2003.

Advertising and selling costs associated with the florist business increased by $1.5 million, or 12.5%, to $13.3 million for the three-month period ended September 30, 2004 compared to $11.8 million for the three-month period ended September 30, 2003, primarily due to an increase in volume based rebates associated with orders sent through the FTD clearinghouse and an increase in the florist business’s sales force salary expense.

Advertising and selling costs associated with the consumer business increased by $1.0 million, or 36.6%, to $3.5 million for the three-month period ended September 30, 2004 compared to $2.5 million for the three-month period ended September 30, 2003, primarily due to an increase in online advertising expenses.  The increase in online advertising expense is primarily the result of an increase in order volume associated with online marketing partnerships related to online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.

	Three Months Ended September 30,
General and administrative costs	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$2,574	$2,717	(5.3)%
Consumer business	3,357	2,995	12.1%
Corporate	6,398	6,025	6.2%
Total general and administrative costs	$12,329	$11,737	5.0%

Total general and administrative costs increased $0.6 million or 5.0% to $12.3 million for the three-month period ended September 30, 2004 compared $11.7 million for the three-month period ended September 30, 2003.

General and administrative costs for the florist business decreased by $0.1 million, or 5.3%, to $2.6 million for the three-month period ended September 30, 2004 compared to $2.7 million for the three-month period ended September 30, 2003.  This decrease is due to cost control efforts in the florist business operations.

General and administrative costs for the consumer business increased by $0.4 million, or 12.1%, to $3.4 million for the three-month period ended September 30, 2004 compared to $3.0 million for the three-month period ended September 30, 2003, primarily due to increased customer service costs related to an increase in order volume and an increase in headcount related to the expansion of the technology department.

Corporate general and administrative costs increased $0.4 million, to $6.4 million for the three-month period ended September 30, 2004 compared to $6.0 million for the three-month period ended September 30, 2003, primarily due to an increase in amortization expense related to the increase in book basis of internal software and a customer list as a result of the revaluation of the Company’s assets in conjunction with the 2004 Merger.  This increase in amortization expense was partially offset by a decrease in public company costs and the elimination of the Chief Operating Officer position in conjunction with the 2004 Merger.

	Three Months Ended September 30,
Other income and expenses	2004	2003	% Change
		Predecessor
	(in thousands)
Interest income	$(76)	$(6)	nm
Interest expense	5,017	241	nm
Other (income) expense, net	(47)	65	nm
Total other income and expenses	$4,894	$300	nm

Interest income increased to $76,000 for the three-month period ended September 30, 2004 compared to $6,000 for the three-month period ended September 30, 2003.  This increase is primarily due to interest earned on funds held by the paying agent related to the 2004 Merger and interest earned on funds held in escrow related to the settlement of the class action lawsuit.

Interest expense increased $4.8 million to $5.0 million for the three-month period ended September 30, 2004 compared to $0.2 million for the three-month period ended September 30, 2003.  The increase is due to interest expense related to the new indebtedness used to finance the 2004 Merger.

Other income was $0.1 million for the three-month period ended September 30, 2004 compared to expense of $0.1 million for the three-month period ended September 30, 2003.  These amounts are primarily related to foreign currency gains and losses.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $0.4 million at September 30, 2004, from $2.5 million at June 30, 2004.

Cash used in operating activities was $13.2 million for the three-month period ended September 30, 2004, which primarily consisted of an increase in accounts receivable, partially related to the shipment of marketplace product for the fall and winter holidays and increases in sales of technology platforms, a decrease in accounts payable primarily related to the payment of items accrued as of June 30 related to the Mother’s Day holiday, and a decrease in other accrued liabilities primarily related to the interest payment on the Notes that was made during the current year quarter.  These uses of cash were partially offset by net income, after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts.

Cash used in operating activities was $7.1 million for the three-month period ended September 30, 2003, which primarily consisted of an increase in accounts receivable partially related to the shipment of marketplace product for the fall and winter holidays, and a decrease in accounts payable, primarily related to the payment of items accrued as of June 30 related to the Mother’s Day holiday.  These uses of cash were partially offset by net income, after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts.

Cash used in investing activities was $0.7 million and $1.2 million for the three-month periods ended September 30, 2004 and September 30, 2003, respectively.  Cash used in investing activities was related to capital expenditures primarily for technology improvements.

Cash provided by financing activities was $11.8 million for the three-month period ended September 30, 2004, which primarily consisted of net proceeds from the revolving credit facility and was drawn to fund working capital.

Cash provided by financing activities was $9.0 million for the three-month period ended September 30, 2003, which primarily consisted of net proceeds from the revolving credit facility and was drawn to fund working capital.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement.  The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in connection with the 2004 Merger. A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  The revolving credit facility included $1.5 million in letters of credit outstanding and had availability of $36.5 million at September 30, 2004.

The 2004 Credit Agreement includes covenants, that, among other things, required that as of September 30, 2004, the Company maintain a specific ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense at the end of the fiscal quarter of no less than 2.10 to 1.00, a fixed charge coverage ratio of no less than 1.45 to 1.00 and a leverage ratio not to exceed 5.90 to 1.00.  The Company was in compliance with all debt covenants as of September 30, 2004.  Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for working capital needs and capital expenditures.  The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2004 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of the 2004 Credit Agreement for the foreseeable future.

Income Taxes

The provision for income taxes for the three-month period ended September 30, 2004 was $1.2 million, reflecting an effective rate of 40.0%.  The provision for income taxes for the three-month period ended September 30, 2003 was $3.2 million, reflecting an effective rate of 40.1%.

At September 30, 2004, the net current deferred tax asset was $4.3 million and the net long-term deferred tax liability was $57.8 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for the deferred tax assets.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenues generated by the florist business segment of the Company for processing floral and specialty gift orders through the clearinghouse are recorded in the month the orders are delivered.  Revenues for other services related to the processing of such orders are recorded in the period the service is provided.  Sales of florist shop supplies are recorded when the products are shipped.  Revenues relating to publications are recognized ratably over the period for which the publications are issued.  Revenues associated with FTD Florists’ Online Web site hosting and Flowers All Hours are recorded in the period the service is provided.  Cash rebates which are earned by florists under a customer incentive program in conjunction with a credit card clearing service offered by the Company are classified as contra-revenue, in accordance with EITF Issue No. 01-9.

In addition, the Company also sells computer equipment and software to member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue from hardware products (including specified upgrades/enhancements) at the time of shipment for systems that are sold.  The Company recognizes revenue from software products which are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

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

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on an estimated per order cost, taking into consideration the anticipated number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  The contract terms for these distribution agreements generally coincide with the Company’s fiscal year end, and as such, the order volume estimates used to record expense on a monthly basis are adjusted to actual order volumes by year end.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

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

Inventory

The Company’s inventory consists of finished goods and is stated at the lower of cost or market value.  The Company’s management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on recent selling prices, the age of inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  In addition, the Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory.  Product demand is impacted by promotional incentives offered by the Company and customer preferences, among other things.  In the future, if the Company’s inventory is determined to be overvalued, it would be required to recognize such costs in cost of goods sold at the time of such determination.  Therefore, although the Company’s management seeks to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company’s reported operating results.

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

An intangible asset with an indefinite useful life is not amortized and is reviewed annually for impairment or more frequently if events or circumstances indicate that the asset may be impaired.  The Company determines if an impairment exists by comparing the fair value of the intangible asset with its carrying value.  For goodwill, the Company compares the fair value of the reporting unit with its carrying value.  Any excess of carrying value of goodwill over its fair value is recognized as an impairment loss in continuing operations.  In addition, if an indefinite lived intangible asset is subsequently determined to have a finite useful life, the intangible asset is written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life.

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

Recently Issued Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board (the “FASB”) concluded that Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirement of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.  The Company will be required to apply SFAS No. 123R beginning July 1, 2005.

The FASB has tentatively concluded that companies could adopt the new standard in one of two ways:

•                  Modified prospective transition method (the method proposed in the Exposure Draft).  A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123 (either for recognition or pro forma purposes).

•                  Modified retrospective transition method.  A company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement  unless those changes represent a correction of an error (and are disclosed accordingly).  For periods after that date of adoption of SFAS No. 123R, the modified prospective transition method described above would be applied.

The FASB plans to issue a final statement on or around December 15, 2004.  Management is currently evaluating the impact of this pronouncement.

Related Party Transactions

For the three-month period ended September 30, 2003, the Pr edecessor incurred expenses of $0.5 million related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor.  The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses.  The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Merger.

In connection with the 2004 Merger, the Company entered into a management services agreemen t with Leonard Green & Partners, L.P.  Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments which commenced in March 2004.  Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date.  In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained.  The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not b e extended.  For the three-month period ended September 30, 2004, the Company incurred expenses of $0.5 million related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Merger.

On September 30, 2004, the Parent sold 826,667 shares of class A common stock to certain members of the Company’s management for cash consideration of $826,667, which represents fair market value on the date of purchase.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its existing bank credit facilities.  At September 30, 2004, $96.6 million was outstanding under the 2004 Credit Agreement.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets.  The Company’s results of operations are affected by changes in market interest rates on these borrowings.  A 1% increase in the interest rate would result in additional annual interest expense of $1.0 million.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro.  The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the three-month periods ended September 30, 2004 and 2003.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2002, the Predecessor, FTD, FTD.COM and the directors of the Predecessor and FTD.COM were named as defendants in five class action lawsuits filed in Wilmington, Delaware, which were consolidated under the name “In RE FTD.COM Inc. Shareholders Litigation.”  The class action lawsuits made several allegations, including that insufficient stock of the Predecessor was exchanged for FTD.COM stock and breach of fiduciary duties by the directors.

On behalf of all defendants, the Predecessor settled the consolidated class action lawsuits.  Such settlement was approved by the court and included no finding of wrongdoing on the part of any of the defendants, or any other finding that the claims alleged had merit.

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A Common Stock valued at $10.7 million in full and final settlement of the case.  In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares.  In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A Common Stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is anticipated to be made later in fiscal year 2005.  Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Merger to fund this obligation.

The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers and another that provided coverage to FTD.COM and its directors and officers.  In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits, which are the subjects of the settlement, while the Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings to that effect.  Any further recoveries relating to the settlement will be recorded as Other Income in the period realized.  Green Equity Investors IV, L.P. is entitled to payments of any insurance proceeds received with respect to the settlement of the FTD.COM securities litigation.

On December 30, 2003, Teleflora LLC (“Teleflora”) filed a complaint against FTD in the U.S. District Court for the Northern District of California in San Jose.  The complaint includes principal allegations of misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud through unauthorized access to Teleflora software by FTD.  Among its allegations, Teleflora claims that FTD “hacked” into certain of Teleflora’s flower shop management software and systems licensed by individual florists and improperly modified Teleflora software to permit florists to use the FTD network to process orders or credit card transactions.  Teleflora also claims that some florists who have licensed a Teleflora shop management system were improperly induced by FTD sales representatives to cancel their agreements with Teleflora and install an FTD system.  Teleflora is seeking compensatory damages in excess of  $5.0 million as well as punitive damages and injunctive relief.  Teleflora sought a preliminary injunction against the Company based on its allegations.  On August 18, 2004, the court granted only in part and otherwise denied Teleflora’s motion for preliminary injunction.  As a result, the Company can continue to sell and distribute its wire service interface, which imports data from Teleflora’s Dove software.  In addition, under certain conditions, the Company can assist florists in reinstalling prior versions of Teleflora’s software, which the florist is licensed to use.  However, the court preliminarily enjoined the Company from copying and distributing Teleflora’s software modules or from inducing florists or other third parties from doing so.

The Company continues to vigorously defend against Teleflora’s claims.  In addition, in conjunction with its affirmative defenses to Teleflora’s complaint, the Company is pursuing counterclaims against Teleflora.  Such counterclaims include an antitrust claim alleging that Teleflora is attempting to monopolize the wire service market.

In addition, the Company is involved in various claims and lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2004, the Parent sold 826,667 shares of class A common stock to certain members of the Company’s management for cash consideration of $826,667, which represents fair market value on the date of purchase.  The proceeds from this sale will be used to fund working capital needs.  In addition, the Parent granted 6,298,333 options to various employees of the Company.  Outstanding non-qualified stock options are exercisable during a ten-year period beginning one to seven years after the date of grant.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

Item 6.           Exhibits

10.1	Stock Option Plan of Mercury Man Holdings Corporation, dated as of September 30, 2004.

10.2

Form of Non-Qualified Performance Accelerated Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of Mercury Man Holdings Corporation; Michael J. Soenen, Jon R. Burney, Marcia L. Chapman, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe entered into agreements dated as of September 30, 2004 that evidenced options to purchase 1,187,500, 150,000, 125,000, 150,000, 150,000, 175,000, 275,000 and 375,000 shares of the Company’s Class A common stock, respectively.

10.3

Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of Mercury Man Holdings Corporation; Michael J. Soenen, Jon R. Burney, Marcia L. Chapman, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe entered into agreements dated as of September 30, 2004 that evidenced options to purchase 1,587,500, 150,000, 125,000, 150,000, 150,000, 175,000, 275,000 and 375,000 shares of the Company’s Class A common stock, respectively.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: November 9, 2004	By:	/S/ CARRIE A. WOLFE
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Stock Option Plan of Mercury Man Holdings Corporation, dated as of September 30, 2004.

10.2

Form of Non-Qualified Performance Accelerated Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of Mercury Man Holdings Corporation; Michael J. Soenen, Jon R. Burney, Marcia L. Chapman, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe entered into agreements dated as of September 30, 2004 that evidenced options to purchase 1,187,500, 150,000, 125,000, 150,000, 150,000, 175,000, 275,000 and 375,000 shares of the Company’s Class A common stock, respectively.

10.3

Form of Non-Qualified Stock Option Agreement for use in connection with stock options granted under the Stock Option Plan of Mercury Man Holdings Corporation; Michael J. Soenen, Jon R. Burney, Marcia L. Chapman, Lawrence W. Johnson, George T. Kanganis, Daniel W. Smith, William J. Van Cleave and Carrie A. Wolfe entered into agreements dated as of September 30, 2004 that evidenced options to purchase 1,587,500, 150,000, 125,000, 150,000, 150,000, 175,000, 275,000 and 375,000 shares of the Company’s Class A common stock, respectively.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.