Form 10-Q
period 2004-12-31
FTD INC
filed 2005-01-28
CIK 944537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of January 25, 2005, there were 100 outstanding shares of the Registrant’s common stock, par value $.01 per share.

FTD, INC.

INDEX TO FORM 10-Q

			PAGE

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets	2

		Consolidated Statements of Operations and Comprehensive Income	3

		Consolidated Statements of Cash Flows	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4.	Controls and Procedures	32

Part II.	Other Information

	Item 1.	Legal Proceedings	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 6.	Exhibits	34

Signatures			35

Index of Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FTD, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,482	$2,491
Restricted cash	7,261	7,261
Accounts receivable, less allowance for doubtful accounts of $5,599 at December 31, 2004 and $5,067 at June 30, 2004	30,407	27,572
Inventories, net	11,344	9,392
Deferred income taxes	4,296	4,296
Prepaid expenses and other	7,383	10,312
Total current assets	80,173	61,324

Property and equipment:
Land and improvements	1,380	1,380
Building and improvements	14,286	14,196
Furniture and equipment	5,095	4,771
Total	20,761	20,347
Less accumulated depreciation	2,672	1,136
Property and equipment, net	18,089	19,211

Other assets:
Other noncurrent assets, net	28,583	28,907
Other intangible assets, less accumulated amortization of $2,093 at December 31, 2004 and $834 at June 30, 2004	18,680	11,673
Trademark	121,577	121,577
Goodwill	337,414	337,196
Total other assets	506,254	499,353
Total assets	$604,516	$579,888

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$52,095	$41,311
Customer deposits	5,268	5,441
Unearned income	2,459	2,059
Other accrued liabilities	28,722	23,217
Current maturities of long-term debt	850	850
Total current liabilities	89,394	72,878

Long-term debt	258,513	258,938
Post-retirement benefits and accrued pension obligations	2,591	2,717
Deferred income taxes	57,814	57,814

Stockholder’s equity:
Common stock: $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding	—	—
Paid-in capital	186,137	185,390
Retained earnings	9,924	2,192
Accumulated other comprehensive income (loss)	143	(41)
Total stockholder’s equity	196,204	187,541
Total liabilities and stockholder’s equity	$604,516	$579,888

See accompanying Notes to Consolidated Financial Statements.

FTD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		Predecessor		Predecessor
Revenues:
Products	$62,848	$64,730	$111,972	$111,140
Services	45,406	32,065	78,353	59,231
Total revenues	108,254	96,795	190,325	170,371

Costs of goods sold and services provided:
Products	54,621	49,074	95,009	83,901
Services	5,069	5,131	9,751	9,505
Total costs of goods sold and services provided	59,690	54,205	104,760	93,406

Gross profit:
Products	8,227	15,656	16,963	27,239
Services	40,337	26,934	68,602	49,726
Total gross profit	48,564	42,590	85,565	76,965

Operating expenses:
Advertising and selling	21,481	20,836	38,185	35,143
General and administrative	12,618	14,087	24,947	25,824
Total operating expenses	34,099	34,923	63,132	60,967

Income from operations	14,465	7,667	22,433	15,998

Other income and expenses:
Interest income	(91)	(7)	(167)	(13)
Interest expense	5,017	204	10,034	445
Other (income) expense, net	(274)	(1,534)	(321)	(1,469)
Total other expenses, net	4,652	(1,337)	9,546	(1,037)

Income before income tax	9,813	9,004	12,887	17,035

Income tax expense	3,925	3,463	5,155	6,686

Net income	$5,888	$5,541	$7,732	$10,349

Other comprehensive income:
Foreign currency translation adjustments	97	80	184	62

Comprehensive income	$5,985	$5,621	$7,916	$10,411

See accompanying Notes to Consolidated Financial Statements.

FTD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2004	2003
		Predecessor
Cash flows from operating activities:
Net income	$7,732	$10,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,615	4,021
Deferred compensation expense	—	36
Amortization of deferred financing costs	669	121
Provision for doubtful accounts	1,971	1,562
Increase (decrease) in cash due to change in assets and liabilities, net of acquisition:
Accounts receivable	(6,574)	(7,301)
Inventories	(1,952)	(420)
Prepaid expenses and other	3,281	(3,158)
Other noncurrent assets	(257)	106
Accounts payable	10,696	12,616
Other accrued liabilities, unearned income, customer deposits and other	339	1,231
Net cash provided by operating activities	21,520	19,163

Cash flows from investing activities:
Capital expenditures	(1,906)	(3,389)
Acquisition (see Note 4)	(3,129)	—
Net cash used in investing activities	(5,035)	(3,389)

Cash flows from financing activities:
Repayments of long-term debt	(425)	—
Issuance of treasury stock	—	18
Capital contribution	747	—
Net repayments of revolving credit facility	—	(6,500)
Net cash provided by (used in) financing activities	322	(6,482)
Effect of foreign exchange rate changes on cash	184	62
Net increase in cash and cash equivalents	16,991	9,354
Cash and cash equivalents at beginning of period	2,491	1,921
Cash and cash equivalents at end of period	$19,482	$11,275

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$9,075	$316
Income taxes	$21	$7,324

See accompanying Notes to Consolidated Financial Statements.

FTD, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Description of Business

FTD, Inc. (the “Company”) is a Delaware corporation that commenced operations in 1994.  As used in the Notes to Consolidated Financial Statements, the term the “Company” refers to FTD, Inc., including its wholly-owned subsidiary, Florists’ Transworld Delivery, Inc., a Michigan corporation (“FTD” or the “Operating Company”).  The operations of FTD, the Company’s principal operating subsidiary, include those of its wholly-owned subsidiaries, FTD.COM INC. (“FTD.COM”) and Florists’ Transworld Delivery Association of Canada, Ltd., and its indirect wholly-owned subsidiary, Renaissance Greeting Cards, Inc. (“Renaissance”).  Substantially all of the Company’s operations are conducted through FTD and its subsidiaries.

On February 24, 2004, the Company completed a going private transaction with an affiliate of Leonard Green & Partners, L.P.  In the transaction, Nectar Merger Corporation, which was a wholly-owned subsidiary of FTD Group, Inc., formerly known as Mercury Man Holdings Corporation, merged with and into FTD, Inc. with FTD, Inc. continuing as the surviving corporation (the “2004 Going Private Transaction”).  As a result of the 2004 Going Private Transaction, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of FTD Group, Inc. (the “Parent”), an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P.  See Note 3 for further details.  The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.”

On November 23, 2004, the Parent filed a registration statement with the Securities and Exchange Commission, (the “SEC”) on Form S-1 (Registration No. 333-120723), which was amended on January 7, 2005, January 21, 2005 and January 27, 2005, relating to an initial public offering of the Parent’s common stock.  The registration statement has not yet been declared effective by the SEC.  See Note 13 for further details.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, and do not contain all information included in the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004.  The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  The accompanying consolidated financial statements include the Predecessor’s operations prior to the 2004 Going Private Transaction. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

Note 3.  2004 Going Private Transaction

On February 24, 2004, the Company completed the 2004 Going Private Transaction with an affiliate of Leonard Green & Partners, L.P. for $422.0 million, which excludes $23.4 million of fees that were expensed by the Predecessor as a component of corporate general and administrative expenses.  Upon consummation of the 2004 Going Private Transaction, each issued and outstanding share of FTD, Inc. common stock, other than treasury shares and shares owned by the Parent, which were retired, was cancelled and converted automatically into the right to receive $24.85 per share in cash.

The transaction was financed by a $145.4 million investment in the preferred stock of the Parent and a $40.0 million investment in the common stock of the Parent by Green Equity Investors IV, L.P., an affiliate of Leonard Green & Partners, L.P., and certain members of the Company’s senior management at the time of the transaction, including $0.9 million in the form of an exchange of a portion of management’s ownership in the Predecessor’s common stock, the proceeds from the issuance of $175.0 million in senior subordinated notes due 2014 (the “Notes”) and borrowings under a new $135.0 million senior secured credit facility, comprised of an $85.0 million senior secured term loan facility and a $50.0 million revolving credit facility.  The revolving credit facility was undrawn at the closing of the 2004 Going Private Transaction.

The Company accounted for the 2004 Going Private Transaction using the purchase method of accounting.  The purchase price was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

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

In addition, pursuant to the terms of the Settlement Agreement relating to the FTD.COM securities litigation (see Note 10), the Company is obligated to pay $7.3 million in cash, which payment is anticipated to be made later in fiscal year 2005.  Pursuant to the terms of the new senior credit facility, $7.3 million was placed into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation and is not reflected in the allocation shown above.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the $337.2 million in goodwill recorded as part of the 2004 Going Private Transaction will not be amortized and will be tested for impairment at least annually.  The goodwill is not deductible for tax purposes.  The primary reasons for the 2004 Going Private Transaction and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•      The Company’s brand and its prominent market position in both the consumer retail market and the floral service provider market, which offer a competitive advantage in obtaining new customers;

•      The Company’s participation and extensive membership base in the floral wire-service market, which has significant barriers to entry with respect to clearinghouse services, the largest component of Member Services revenues within the florist business segment; and

•      The Company’s diverse customer base, which minimizes the potential impact of volatility from any one customer.

The unaudited pro forma results of operations data for the three- and six-month periods ended December 31, 2003, as if the 2004 Going Private Transaction had occurred on July 1, 2003, are as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2003	2003

Total revenues	$96,795	$170,371

Income from operations	$8,215	$15,774

Net income	$3,653	$5,340

The above results may not be representative of future periods.

Note 4. Acquisition

On December 19, 2004, FTD.COM completed the acquisition of certain assets of The Flower Concierge, Inc. (doing business as Florist.com) (“Flower Concierge”), pursuant to an asset purchase agreement by and among FTD.COM, Flower Concierge and Aron and Celina Benon (the “Flower Concierge Agreement”).  Flower Concierge was a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Flower Concierge Agreement, the purchase price for the assets acquired was $8.5 million, including $0.2 million of acquisition costs, $5.3 million of which was funded through a promissory note, which accrued interest at 6.0% and was paid in full on January 3, 2005, with the remainder funded from existing cash balances.  The assets acquired primarily consisted of Flower Concierge’s Web site, www.florist.com, valued at $7.8 million, a customer list, non-compete agreements and $0.2 million of goodwill.

The results of operations associated with the purchase of certain assets of Flower Concierge since the closing date are included in the consolidated financial statements and were accounted for using the purchase method of accounting.  Accordingly, the financial statements reflect the allocation of the total purchase price to the net intangible assets acquired, based on their respective fair values.  Pro forma financial information related to this acquisition has not been included herein as the operating results of Flower Concierge are not considered material to the Company’s operating results.

Note 5. Revenues from Sale of Floral Selections Guide

As a condition of FTD membership, all FTD florists must purchase a Floral Selections Guide and related workbook.  Historically, the Company recognized revenue related to the sale of the Floral Selections Guide in the month that it was shipped to the florist, which had been every two years or upon initial membership.  The purchase of the Floral Selections Guide entitles the FTD florist to a non-exclusive, non-transferable right for on-premise use of the Floral Selections Guide for as long as the purchaser remains an FTD florist in good standing.  There are no refund provisions associated with the purchase of the Floral Selections Guide.  Historically, the Company has provided de minimis refunds in isolated cases.  Beginning in fiscal year 2004, new FTD members were charged a monthly fee, and beginning with the distribution of the Floral Selections Guide in fiscal year 2005, all FTD members are charged a monthly fee for the use of the Floral Selections Guide while an active FTD member.  Revenue from the sales of the Floral Selections Guide during the three-month periods ended December 31, 2004 and 2003 was $0.8 million and $31,000, respectively.  For the six-month periods ended December 31, 2004 and 2003, revenue from the sales of the Floral Selections Guide was $1.3 million and $51,000, respectively.

Note 6.  Financing Arrangements

Long-term debt consists of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2004	2004
7.75% senior subordinated notes	$175,000	$175,000
Senior secured credit facility:
Term loan	84,363	84,788
Revolving credit facility	—	—
Total debt	259,363	259,788
Less: current portion	(850)	(850)
Long-term debt	$258,513	$258,938

$135.0 million Senior Secured Credit Facility

In connection with the consummation of the 2004 Going Private Transaction, the Company terminated its then existing senior secured credit facility and entered into a new senior secured credit facility (the “2004 Credit Agreement”) with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as administrative agent, UBS Securities LLC, as syndication agent, and Wells Fargo Bank, N.A., as documentation agent.  Borrowings under the 2004 Credit Agreement are secured by first priority security interest in, and mortgages on, substantially all of the Company’s tangible and intangible assets.

The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan.  A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities and letter of credit needs.  At December 31, 2004, the revolving credit facility included $1.8 million in letters of credit outstanding and had availability of $48.2 million.

Borrowings under the 2004 Credit Agreement generally bear interest based on a margin over, at the Company’s option, either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) or the London Interbank Offered Rate (“LIBOR”).  The applicable margin for borrowings under the 2004 Credit Agreement varies based upon the Company’s Consolidated Leverage Ratio, as defined in the 2004 Credit Agreement, which was amended on November 15, 2004 to reduce the margins on the term loan.  The 2004 Credit Agreement requires the Company to pay commitment fees on the unused portion of the revolving credit facility, which vary based on the utilization of the revolving credit facility.

The 2004 Credit Agreement includes covenants that, among other things, require that, as of December 31, 2004, the Company maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense of no less than 2.10 to 1.00, a fixed charge coverage ratio of no less than 1.45 to 1.00 and a consolidated leverage ratio not to exceed 5.75 to 1.00.  The Company was in compliance with all debt covenants as of December 31, 2004, after giving effect to a waiver received on January 20, 2005 related to the promissory note issued in connection with the acquisition of certain assets of The Flower Concierge, Inc.  Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

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

There was $84.4 million of outstanding debt at December 31, 2004 under the 2004 Credit Agreement.  The Company is permitted to voluntarily repay principal amounts outstanding or reduce commitments under the 2004 Credit Agreement at any time, in whole or in part, without premium or penalty, upon the giving of proper notice and subject to minimum amount requirements.  In addition, subject to certain exceptions, the Company is required to prepay outstanding amounts under the 2004 Credit Agreement with a portion of its excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain equity securities or indebtedness.  The term loan is due in annual installments of $850,000 per year with the remaining balance due at maturity.

As a result of entering into the 2004 Credit Agreement, as amended, the Company recorded $4.2 million of deferred financing costs, which have been allocated, pro rata, to the five-year revolving credit facility and the seven-year term loan and are being amortized straight-line, which approximates the effective interest method, over the respective terms.

$175.0 million 7.75% Senior Subordinated Notes due 2014

On February 6, 2004, Nectar Merger Corporation completed the issuance and sale of $175.0 million in aggregate principal amount of 7.75% senior subordinated notes.  Upon consummation of the 2004 Going Private Transaction, the Company assumed Nectar Merger Corporation’s obligations under the Notes.  The Notes mature on February 15, 2014, and interest is payable on February 15 and August 15 of each year.  The proceeds from the issuance of the Notes were used to finance the 2004 Going Private Transaction.

The Notes are unsecured, senior subordinated obligations, ranking junior in right of payment to all of the Company’s existing and future senior indebtedness and equal in right of payment to all of the Company’s existing and future senior subordinated indebtedness.  The Notes rank senior in right of payment to all of the Company’s existing and future senior subordinated indebtedness and are unconditionally guaranteed by the Company’s subsidiary guarantors on a senior subordinated basis.

The indenture governing the Notes provides for certain limitations on the Company’s ability to incur additional indebtedness, issue disqualified capital stock, make restricted payments, permit restrictions on dividends or other payment restrictions affecting subsidiaries, layer indebtedness, enter into liens securing indebtedness, enter into transactions with affiliates, enter into certain merger, sale or consolidation transactions and release guarantors.

As a result of issuing the Notes, the Company recorded $6.7 million of deferred financing costs, which are being amortized straight-line, which approximates the effective interest method, over the ten-year term of the Notes.

Note 7. Pension and Other Post Retirement Benefit Plans

Components of Net Periodic Benefit Cost

	Salaried Employees’ Pension Plan
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		Predecessor		Predecessor
		(in thousands)
Interest cost	$31	$32	$63	$64
Expected return on assets	(20)	(23)	(40)	(46)
Net periodic benefit cost	$11	$9	$23	$18

	Retiree Medical Plan
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		Predecessor		Predecessor
		(in thousands)
Interest cost	$23	$—	$47	$—
Amortization of gain	—	(48)	—	(96)
Net periodic benefit cost (income)	$23	$(48)	$47	$(96)

Note 8. Related Party Transactions

For the three- and six-month periods ended December 31, 2003, the Predecessor incurred expenses of $0.5 million and $1.0 million related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor.  The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses.  The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, the Company entered into a management services agreement (the “MSA”) with Leonard Green & Partners, L.P.  Under the MSA, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date.  In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained.  The MSA has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended.  For the three- and six-month periods ended December 31, 2004, the Company incurred expenses of $0.5 million and $1.0 million related to the MSA with Leonard Green & Partners, L.P.

In addition, the MSA provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction. On November 23, 2004, the Parent filed a registration statement with the SEC, relating to the initial public offering of the Parent’s common stock.  In the event of a public offering, the MSA will be terminated in consideration of a lump sum payment by the Company to Leonard Green & Partners, L.P. of $12.5 million in accordance with the MSA.

On September 30, 2004, the Parent sold 826,667 shares of class A common stock of the Parent to certain members of the Company’s management for cash consideration of $826,667, which represented fair market value on the date of purchase.  The Parent contributed $0.7 million of the cash proceeds to the Company and used the balance of the proceeds to repay an inter-company payable to the Company.

Note 9. Stock Awards and Incentive Plans

The Parent’s Stock Option Plan was adopted and approved by the Board of Directors on September 30, 2004, and provides for the issuance of up to 6,578,333 shares of common stock of the Parent in connection with the granting of incentive or non-qualified stock options.

On September 30, 2004, the Parent granted 6,298,333 options to various employees of the Company.  Outstanding non-qualified stock options are exercisable during a ten-year period beginning one to seven years after the date of grant.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

The Predecessor’s 2002 Long-Term Equity Incentive Plan (the “2002 Equity Incentive Plan”) provided for the issuance of up to 1,250,000 shares of Class A common stock, par value $0.01 per share, in connection with the granting of incentive or non-qualified stock options, stock appreciation rights (“SARs”), either alone or in tandem with options, restricted stock, performance awards, or any combination of the foregoing.  The Predecessor did not grant any SARs, limited stock appreciation rights, deferred shares, or performance awards under the 2002 Equity Incentive Plan.  The Predecessor recognized a net gain of $21,000, which related to the forfeiture of restricted stock, and $36,000 of compensation expense related to restricted stock and stock options in the three- and six-month periods ended December 31, 2003, respectively.  The 2002 Equity Incentive Plan was terminated in connection with the 2004 Going Private Transaction.

Outstanding nonqualified stock options issued by the Predecessor were exercisable during a ten-year period beginning one to five years after the date of grant.  All options were granted with an exercise price equal to either the fair market value on the date of grant or the fair market value on the optionee’s first date of employment.

The Company and the Predecessor would have recognized additional compensation expense, net of taxes, of $94,000 and $151,000 related to the Company’s and the Predecessor’s options in the three-month periods ended December 31, 2004 and 2003, respectively, and $95,000 and $340,000 for the six-month periods ended December 31, 2004 and 2003, respectively, if the estimated fair value, as determined in accordance with FAS 123, Accounting for Stock-Based Compensation, of the outstanding stock options of the Company and the Predecessor had been recorded in the Company’s and the Predecessor’s consolidated financial statements.  As such, the Company’s and the Predecessor’s net income would have been reduced to the pro forma amounts shown in the table below (the pro forma disclosures shown are not representative of the future effects on net income):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		Predecessor		Predecessor
	(in thousands)		(in thousands)
Net income, as reported	$5,888	$5,541	$7,732	$10,349

Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(94)	(160)	(95)	(358)

Stock-based employee compensation expense included in net income, as reported, net of related tax effects	—	9	—	18
Pro forma net income	$5,794	$5,390	$7,637	$10,009

The Parent’s options granted during the current fiscal year either vest equally each year over a five-year period or vest in full after a seven-year period unless certain performance acceleration targets are met.  If the performance targets are met, the options that vest in full after 7 years, will accelerate and vest in one-third installments on June 30, 2005, June 30, 2006 and June 30, 2007.  The Predecessor’s options granted during fiscal year 2003 vested equally each year over a three-year period from the date of grant.  As a result, the estimated cost indicated above reflected only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs would have been higher than indicated above.

Note 10.  Commitment and Contingencies

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

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A common stock valued at $10.7 million in full and final settlement of the case.  In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares.  In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A common stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is anticipated to be made later in fiscal year 2005.  Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation.

The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers, and another that provided coverage to FTD.COM and its directors and officers.  In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits, which were settled pursuant to the Settlement Agreement.  The Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings to that effect.  Both parties have filed their respective motions for summary judgment, which have been fully briefed and are before the court for a ruling.  Any further recoveries relating to the settlement will be recorded as Other Income in the period realized.

On December 30, 2003, Teleflora LLC (“Teleflora”) filed a complaint against FTD in the U.S. District Court for the Northern District of California in San Jose.  The complaint included principal allegations of misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud through unauthorized access to Teleflora software by FTD.  Teleflora sought compensatory damages as well as punitive damages and injunctive relief.  FTD answered the complaint, asserted affirmative defenses and brought counterclaims against Teleflora, including antitrust claims for attempting to monopolize the wire service market.

Pursuant to a settlement agreement and mutual release, Teleflora and FTD dismissed their respective claims with prejudice on January 12, 2005.  Under the agreement, FTD can continue to use its existing wire service interface (which obtains information from Teleflora’s Dove Foreign System Interface module) with its existing wire service interface customers.

In addition, the Company is involved in various claims and lawsuits and other matters arising in the normal course of business.  In the opinion of management of the Company, although the outcome of these claims and suits are uncertain, they should not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

The Company also has a one-year commitment with a distribution center facility in Cincinnati, Ohio where it stores and distributes products for its florist business segment.

Note 11.  Segment Information

Operating segments are components of the Company’s business for which separate financial information is available that is regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to each segment and to assess its performance.

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

Of the Company’s consolidated assets totaling $604.5 million at December 31, 2004, the assets of the Company’s consumer business totaled approximately $269.4 million.  The Company’s florist business segment and corporate headquarters constitute the remaining assets of approximately $335.1 million.

The Company’s accounting policies for segments are the same as those on a consolidated basis described in Note 1, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Certain amounts in the Predecessor’s operating results by reportable business segment for the three- and six-month periods ended December 31, 2003 have been reclassified to conform to the current year presentation.

The following tables detail the Company’s and the Predecessor’s operating results by reportable business segment for the three- and six-month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004			2003
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
					Predecessor
			(in thousands)
Revenues:
Florist business	$46,157	$(48)	$46,109	$43,455	$100	$43,555
Consumer business	67,097	(4,952)	62,145	57,450	(4,210)	53,240
Total	113,254	(5,000)	108,254	100,905	(4,110)	96,795

Costs of Goods Sold and Services Provided:
Florist business	13,811	(804)	13,007	14,400	(653)	13,747
Consumer business	46,736	(635)	46,101	40,218	(422)	39,796
Corporate	582	—	582	662	—	662
Total	61,129	(1,439)	59,690	55,280	(1,075)	54,205

Gross Profit:
Florist business	32,346	756	33,102	29,055	753	29,808
Consumer business	20,361	(4,317)	16,044	17,232	(3,788)	13,444
Corporate	(582)	—	(582)	(662)	—	(662)
Total	52,125	(3,561)	48,564	45,625	(3,035)	42,590

Advertising and Selling:
Florist business	17,600	(3,560)	14,040	17,587	(3,030)	14,557
Consumer business	7,441	—	7,441	6,279	—	6,279
Total	25,041	(3,560)	21,481	23,866	(3,030)	20,836

General and Administrative:
Florist business	2,543	—	2,543	2,634	—	2,634
Consumer business	4,742	(615)	4,127	4,489	(541)	3,948
Corporate	5,334	614	5,948	6,969	536	7,505
Total	12,619	(1)	12,618	14,092	(5)	14,087

Operating Income before Corporate Allocations:
Florist business	12,203	4,316	16,519	8,834	3,783	12,617
Consumer business	8,178	(3,702)	4,476	6,464	(3,247)	3,217
Corporate	(5,916)	(614)	(6,530)	(7,631)	(536)	(8,167)
Total	14,465	—	14,465	7,667	—	7,667

Corporate Allocations:
Florist business	2,984	—	2,984	2,974	—	2,974
Consumer business	717	—	717	704	—	704
Corporate	(3,701)	—	(3,701)	(3,678)	—	(3,678)
Total	—	—	—	—	—	—

Operating Income:
Florist business	9,219	4,316	13,535	5,860	3,783	9,643
Consumer business	7,461	(3,702)	3,759	5,760	(3,247)	2,513
Corporate	(2,215)	(614)	(2,829)	(3,953)	(536)	(4,489)
Total	$14,465	$—	$14,465	$7,667	$—	$7,667

Depreciation and Amortization:
Florist business	$1,102	$—	$1,102	$1,248	$—	$1,248
Consumer business	598	—	598	560	—	560
Corporate	960	—	960	205	—	205
Total	$2,660	$—	$2,660	$2,013	$—	$2,013

	Six Months Ended December 31,
	2004			2003
	Gross Segment	Eliminations	Consolidated	Gross Segment	Eliminations	Consolidated
					Predecessor
			(in thousands)
Revenues:
Florist business	$91,870	$(60)	$91,810	$85,072	$175	$85,247
Consumer business	106,817	(8,302)	98,515	92,256	(7,132)	85,124
Total	198,687	(8,362)	190,325	177,328	(6,957)	170,371

Costs of Goods Sold and Services Provided:
Florist business	31,653	(1,518)	30,135	29,529	(1,261)	28,268
Consumer business	74,457	(1,026)	73,431	64,543	(697)	63,846
Corporate	1,194	—	1,194	1,292	—	1,292
Total	107,304	(2,544)	104,760	95,364	(1,958)	93,406

Gross Profit:
Florist business	60,217	1,458	61,675	55,543	1,436	56,979
Consumer business	32,360	(7,276)	25,084	27,713	(6,435)	21,278
Corporate	(1,194)	—	(1,194)	(1,292)	—	(1,292)
Total	91,383	(5,818)	85,565	81,964	(4,999)	76,965

Advertising and Selling:
Florist business	33,110	(5,816)	27,294	31,323	(4,985)	26,338
Consumer business	10,891	—	10,891	8,805	—	8,805
Total	44,001	(5,816)	38,185	40,128	(4,985)	35,143

General and Administrative:
Florist business	5,117	—	5,117	5,351	—	5,351
Consumer business	8,468	(984)	7,484	7,820	(877)	6,943
Corporate	11,364	982	12,346	12,667	863	13,530
Total	24,949	(2)	24,947	25,838	(14)	25,824

Operating Income before Corporate Allocations:
Florist business	21,990	7,274	29,264	18,869	6,421	25,290
Consumer business	13,001	(6,292)	6,709	11,088	(5,558)	5,530
Corporate	(12,558)	(982)	(13,540)	(13,959)	(863)	(14,822)
Total	22,433	—	22,433	15,998	—	15,998

Corporate Allocations:
Florist business	6,009	—	6,009	6,071	—	6,071
Consumer business	1,494	—	1,494	1,443	—	1,443
Corporate	(7,503)	—	(7,503)	(7,514)	—	(7,514)
Total	—	—	—	—	—	—

Operating Income:
Florist business	15,981	7,274	23,255	12,798	6,421	19,219
Consumer business	11,507	(6,292)	5,215	9,645	(5,558)	4,087
Corporate	(5,055)	(982)	(6,037)	(6,445)	(863)	(7,308)
Total	$22,433	$—	$22,433	$15,998	$—	$15,998

Depreciation and Amortization:
Florist business	$2,435	$—	$2,435	$2,501	$—	$2,501
Consumer business	1,249	—	1,249	1,109	—	1,109
Corporate	1,931	—	1,931	411	—	411
Total	$5,615	$—	$5,615	$4,021	$—	$4,021

Note 12. Financial Statements of Guarantors

The accompanying consolidated balance sheets, statements of operations and statements of cash flows presented herein represent the accounts of the Company and its Guarantor and non-Guarantor subsidiaries, as defined in the indenture governing the Notes.  The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including all domestic subsidiaries of FTD, Inc.  Non-Guarantor subsidiaries include Florists’ Transworld Delivery Association of Canada, Ltd. and Florists’ Transworld Delivery de Mexico, both of which are insignificant and are therefore not separately presented.  As FTD, Inc., either directly or indirectly, owns 100% of each of the Guarantor subsidiaries and, as FTD, Inc. does not have any significant independent assets or operations apart from the Guarantor subsidiaries, separate subsidiary financial information has not been presented.

Note 13.  Parent Registration Statement

On November 23, 2004, the Parent filed a registration statement with the SEC on Form S-1 (Registration No. 333-120723), which was amended on January 7, 2005, January 21, 2005 and January 27, 2005, relating to the initial public offering of the Parent’s common stock.  The registration statement has not yet been declared effective by the SEC.  In the event of a public offering, the Parent intends to use the net proceeds to repurchase its outstanding preferred stock.  Proceeds from the overallotment option, if any, will be used to redeem or repurchase Notes at a redemption price of approximately 108% of principal amount, plus accrued and unpaid interest to the date of redemption.  The Company has obtained a waiver to the 2004 Credit Agreement, which waives the requirement that the Company use 50% of the net proceeds from the offering to pay down outstanding amounts under the 2004 Credit Agreement.  In addition, in the event of a public offering, the MSA with Leonard Green & Partners, L.P. will be terminated in consideration of a lump sum payment by the Company to Leonard Green & Partners, L.P. of $12.5 million in accordance with the MSA.

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

On February 24, 2004, the Company completed a going private transaction with an affiliate of Leonard Green & Partners, L.P.  In the transaction, Nectar Merger Corporation, which was a wholly-owned subsidiary of FTD Group, Inc., formerly known as Mercury Man Holdings Corporation, merged with and into FTD, Inc., with FTD, Inc. continuing as the surviving corporation (the “2004 Going Private Transaction”).  As a result of the 2004 Going Private Transaction, the Company ceased to have its equity publicly traded and became a wholly-owned subsidiary of FTD Group, Inc. (the “Parent”), an affiliate of Green Equity Investors IV, L.P., a private investment fund affiliated with Leonard Green & Partners, L.P.  See Note 3 of the Consolidated Financial Statements included herein for further details.  The results of operations presented herein for all periods prior to the 2004 Going Private Transaction are referred to as the results of operations of the “Predecessor.”

The Company is a leading provider of floral-related products and services to consumers and retail florists in the approximately $14 billion U.S. floral retail market.  The Company’s business in supported by the highly recognized FTD brand, which was established in 1910 and enjoys 96% brand recognition among the Company’s principal target market of U.S. consumers between the ages of 25 and 64, as well as by the Mercury Man logo, which is displayed in approximately 50,000 floral shops globally.  The Company generates its revenue from two business segments, the florist business segment and the consumer business segment.

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

The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.

Key Industry Trends.  The Company believes key trends in the floral retail market include the increasing role of floral direct marketers, particularly those marketing floral products over the Internet, which has resulted in increased orders for delivery to be placed through floral direct marketers versus traditional retail florists; the advent of retail consumer companies that deliver unarranged boxed flowers via common courier with no involvement of retail florists; and the increased presence of supermarkets and mass merchants, which has reduced the cash and carry floral business for the traditional retail florist.  The Company is addressing each of these trends through the business strategies of the florist business segment and the consumer business segment.

Business Strategy.  The Company plans to expand the product and service offerings of its florist business segment, while simplifying its pricing strategies and improving its sales and service capabilities, with the objective of improving its product penetration and growing the number of FTD-member florists.  Additionally, the Company is currently pursuing opportunities to expand its presence in a number of channels that have not historically represented a meaningful portion of its revenues, such as the supermarket channel and other mass market channels.

The Company plans to continue to direct consumers to the Internet for their floral and specialty gift purchasing needs, as processing orders over the Internet is a profitable order generating vehicle and an efficient and convenient ordering method for the consumer.  The Company also plans to pursue growth in additional specialty gift categories as the Company believes its direct marketing expertise and brand strength allows it to attract a wide range of quality specialty gift manufacturers.  Additionally, the Company plans to expand its lower-priced floral offerings.  During fiscal year ended June 30, 2003, the Company began offering a lower-priced rose assortment targeted at everyday purchasers and younger, less-affluent consumers.  The Company believes this is a growing segment of the market and is expanding its marketing efforts and product offerings targeting this segment.  The network of FTD-member florists enables the Company to offer same day delivery of these products, which it believes is a competitive advantage over its competitors in the low-priced floral market who primarily offer delivery on a next day basis through common courier.

Operations

Florist business.  The florist business segment includes revenue associated with the services and products provided to FTD member florists and other retail locations offering floral products and is primarily comprised of the services and products as described below.  Membership as of December 31, 2004 and 2003 was approximately 20,000 and 19,700 members, respectively.  Average membership for the three- and six-months ended December 31, 2004 was 19,800 and 20,000 members, respectively, while average membership for the three- and six-months ended December 31, 2003 was 19,500 and 19,400 members, respectively.  The following table sets forth the percentage of revenue in each category of the florist business segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Clearinghouse services, publications and other member services products and services revenues	66%	63%	61%	59%
Mercury Network services and Mercury computer equipment products and services revenues	17%	15%	16%	15%
Specialty wholesaling product revenue	17%	22%	23%	26%
Total Florist segment revenue	100%	100%	100%	100%

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

Publications and other member services products and services.  Publications products and other member services products and services primarily consist of a telephone directory of FTD member florists that is published on a quarterly basis in both paper book and CD-ROM formats.  Revenues and costs relating to these publications are recognized ratably over the period in which the publications are issued.  The Company provides services related to the set-up and maintenance of FTD Florists’ Online Web sites, which are accessible directly and are also accessible through FTD.COM’s www.ftd.com Web site.  In addition, the Company provides a 24-hour telephone answering and floral order-taking service (“Flowers All Hours”).  Revenues associated with FTD Florists’ Online Web sites and Flowers All Hours are recorded in the period the service is provided.  Revenue is also generated from the monthly Floral Selections Guide fee charged to member florists for use of the Floral Selections Guide, a counter display published by FTD featuring FTD products for all occasions.

Mercury Network services.  The Company’s Mercury Network is a proprietary telecommunications network linking the Company to FTD member florists.  Florists who are linked by the Mercury Network are able to transmit orders and send each other messages for a per order or per message fee.  Revenues related to transmitting orders and messages are recorded in the period the transmission occurs.

Mercury computer equipment products and services.  Mercury Technology computer equipment and software sales include both the sales and leasing of hardware and software designed for the floral industry.  The software provides access to the Company’s Mercury Network to allow for sending and receiving orders, billing capabilities, order-entry capabilities, an interface to various accounting software packages and a comprehensive range of payroll and accounting functions.  The Company follows the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, requiring revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue related to hardware products that are sold, including specified upgrades/enhancements, at the time of shipment.  The Company recognizes revenue related to software products that are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time the service is provided.

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

Consumer business.  The consumer business segment is comprised of FTD.COM, an Internet and telephone marketer of flowers and specialty gifts, which sells products directly to consumers primarily through the www.ftd.com Web site and the 1-800-SEND-FTD toll-free telephone number.  FTD.COM offers same day delivery of floral orders to nearly 100% of the U.S. and Canadian populations.  The majority of orders are fulfilled by the network of 20,000 FTD-member florists who adhere to FTD.COM’s quality and service standards.  FTD.COM offers over 400 floral arrangements and over 800 specialty gift items, including plants, gourmet gifts, holiday gifts, bath and beauty products, dried flowers, gifts for the home and stuffed animals.

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

The florist business segment promotes the FTD brand and its products and services primarily through network and cable television advertisements, magazine advertisements, newspaper supplements and radio.  Sponsorships are also a part of the florist business segment’s marketing efforts.  Additionally, the florist business segment offers advertising opportunities and supplies advertising and marketing tools, such as advertisements for newspaper print, point-of-sale items, radio scripts and television tapes to be customized with individual shop information, on a local basis for FTD florists to support the Company’s co-branding strategy.  FTD florists can also purchase customizable direct mail pieces through FTD.

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

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

	Three Months Ended
	December 31,
Revenues	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$46,109	$43,555	5.9%
Consumer business	62,145	53,240	16.7%
Total revenues	$108,254	$96,795	11.8%

Total revenues increased by $11.5 million, or 11.8%, to $108.3 million for the three-month period ended December 31, 2004, compared to $96.8 million for the three-month period ended December 31, 2003.  There were no revenues related to corporate activities.

Management believes a key metric in driving revenues for the florist business segment is the number of members that use or purchase services and products provided by the florist business segment, which is partially driven by membership.  Membership as of December 31, 2004 and 2003 was approximately 20,000 and 19,700 members, respectively.  Average membership for the three-month periods ended December 31, 2004 and 2003 was approximately 19,800 and 19,500 members, respectively.  Revenue for the florist business segment increased by

$2.5 million, or 5.9%, to $46.1 million for the three-month period ended December 31, 2004 compared to $43.6 million for the three-month period ended December 31, 2003.  This increase was primarily related to increased revenues from directory publications, an increase in clearinghouse revenue and transmission revenue primarily related to an increase in orders sent through the clearinghouse and an increase in revenue related to the monthly billing for the Floral Selections Guide, which shipped during the current year period and for which all members are now charged a monthly fee, partially offset by a decrease in specialty wholesaling product revenue primarily related to the timing of shipments of product for the Valentine’s Day holiday.

Management believes a key metric in driving revenues in the consumer business segment is order volume.  The growth in order volume was the primary factor for the increase in revenue for the consumer business segment of $8.9 million, or 16.7%, to $62.1 million for the three-month period ended December 31, 2004 compared to $53.2 million for the three-month period ended December 31, 2003.  Order volume increased 16.2% to 1.0 million orders for the three-month period ended December 31, 2004, from 0.9 million orders for the three-month period ended December 31, 2003.  Partially contributing to the increase in order volume were sales of specialty gift products, which comprised 30.4% of total order volume for the three-month period ended December 31, 2004, compared to 30.0% for the three-month period ended December 31, 2003.  Internet orders were 85.0% of total orders for the three-month period ended December 31, 2004, compared to 81.1% for the three-month period ended December 31, 2003.  The consumer business segment had 2.4 million active customers (which is defined as customers that have purchased from the consumer business within the last twelve months) at December 31, 2004 and an average repeat purchase rate of 1.6 (which is defined as the number of times a customer purchased from the consumer business during the last twelve months) for the twelve-month period ended December 31, 2004.  The consumer business segment had 2.0 million active customers at December 31,2003 and an average repeat purchase rate of 1.6 for the twelve-month period ended December 31, 2003.

	Three Months Ended
	December 31,
Costs of goods sold and services provided	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$13,007	$13,747	(5.4)%
Consumer business	46,101	39,796	15.8%
Corporate	582	662	(12.1)%
Total costs of goods sold and services provided	$59,690	$54,205	10.1%

Costs of goods sold and services provided increased by $5.5 million, or 10.1%, to $59.7 million for the three-month period ended December 31, 2004 compared to $54.2 million for the three-month period ended December 31, 2003.  Total gross margin increased to 44.9% for the three-month period ended December 31, 2004 from 44.0% for the three-month period ended December 31, 2003.

Costs of goods sold and services provided associated with the florist business segment decreased by $0.7 million, or 5.4%, to $13.0 million for the three-month period ended December 31, 2004, compared to $13.7 million for the three-month period ended December 31, 2003.  Gross margin for the florist business increased to 71.8% for the three-month period ended December 31, 2004, from 68.4% for the three-month period ended December 31, 2003.  The decrease in costs of goods sold and the increase in gross margin are primarily due to a shift in sales mix related to an increase in revenue from the Company’s higher margin product lines such as directory publications and clearinghouse services and a decrease in specialty wholesaling product revenue.

Costs of goods sold and services provided associated with the consumer business segment increased by $6.3 million, or 15.8%, to $46.1 million for the three-month period ended December 31, 2004, compared to $39.8 million for the three-month period ended December 31, 2003, primarily due to an increase in revenues.  Gross margin for the consumer business increased to 25.8% for the three-month period ended December 31, 2004, from 25.3% for the three-month period ended December 31, 2003, primarily due to an increase in revenue related to service fees as well as a decrease in discounted orders, partially offset by an increase in shipping costs related to specialty gift product orders.

Costs of goods sold and services provided related to corporate activities decreased by $0.1 million, or 12.1% to $0.6 million for the three-month period ended December 31, 2004 compared to $0.7 million for the three-month period ended December 31, 2003.

	Three Months Ended
	December 31,
Advertising and selling costs	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$14,040	$14,557	(3.6)%
Consumer business	7,441	6,279	18.5%
Total advertising and selling costs	$21,481	$20,836	3.1%

Advertising and selling costs increased by $0.7 million, or 3.1%, to $21.5 million for the three-month period ended December 31, 2004 compared to $20.8 million for the three-month period ended December 31, 2003.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist business decreased by $0.6 million, or 3.6%, to $14.0 million for the three-month period ended December 31, 2004 compared to $14.6 million for the three-month period ended December 31, 2003, primarily due to reduced advertising and cost savings strategies implemented during the current fiscal year, such as a reduction in headcount in the specialty wholesaling selling area, partially offset by an increase in volume-based rebates associated with orders sent through the FTD clearinghouse.

Advertising and selling costs associated with the consumer business increased by $1.1 million, or 18.5%, to $7.4 million for the three-month period ended December 31, 2004 compared to $6.3 million for the three-month period ended December 31, 2003, primarily due to an increase in online advertising expenses.  The increase in online advertising expense is primarily the result of an increase in order volume associated with online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.

	Three Months Ended
	December 31,
General and administrative costs	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$2,543	$2,634	(3.5)%
Consumer business	4,127	3,948	4.5%
Corporate	5,948	7,505	(20.7)%
Total general and administrative costs	$12,618	$14,087	(10.4)%

Total general and administrative costs decreased $1.5 million or 10.4% to $12.6 million for the three-month period ended December 31, 2004 compared to $14.1 million for the three-month period ended December 31, 2003.

General and administrative costs for the florist business decreased by $0.1 million, or 3.5%, to $2.5 million for the three-month period ended December 31, 2004 compared to $2.6 million for the three-month period ended December 31, 2003.

General and administrative costs for the consumer business increased by $0.2 million, or 4.5%, to $4.1 million for the three-month period ended December 31, 2004 compared to $3.9 million for the three-month period ended

December 31, 2003, primarily due to increased customer service costs related to an increase in order volume.

Corporate general and administrative costs decreased $1.6 million, to $5.9 million for the three-month period ended December 31, 2004 compared to $7.5 million for the three-month period ended December 31, 2003, primarily due to the current year reimbursement of defense costs from the Company’s insurance carrier related to the Teleflora lawsuit, partially offset by an increase in amortization expense related to the increase in book basis of internal software and a customer list as a result of the revaluation of the Company’s assets in conjunction with the 2004 Going Private Transaction, while the prior year included $1.3 million of costs incurred related to the 2004 Going Private Transaction and costs associated with the Chief Operating Officer position, which was eliminated in conjunction with the 2004 Going Private Transaction.

	Three Months Ended
	December 31,
Other income and expenses	2004	2003	% Change
		Predecessor
	(in thousands)
Interest income	$(91)	$(7)	nm
Interest expense	5,017	204	nm
Other (income) expense, net	(274)	(1,534)	(82.1)%
Total other income and expenses	$4,652	$(1,337)	nm

Interest income increased to $0.1 million for the three-month period ended December 31, 2004 compared to $7,000 for the three-month period ended December 31, 2003.  This increase is primarily due to interest earned on funds held by the paying agent related to the 2004 Going Private Transaction and interest earned on funds held in escrow related to the settlement of the class action lawsuit.

Interest expense increased $4.8 million to $5.0 million for the three-month period ended December 31, 2004 compared to $0.2 million for the three-month period ended December 31, 2003.  The increase is due to interest expense related to the indebtedness incurred to finance the 2004 Going Private Transaction.

Other income decreased $1.2 million to $0.3 million for the three-month period ended December 31, 2004 compared to $1.5 million for the three-month period ended December 31, 2003.  This decrease is primarily related to a $1.5 million gain recognized in the prior year for the receipt of insurance proceeds related to the consolidated shareholder class action litigation associated with the Company’s 2002 merger with FTD.COM.

Six months ended December 31, 2004 compared to the six months ended December 31, 2003

	Six Months Ended
	December 31,
Revenues	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$91,810	$85,247	7.7%
Consumer business	98,515	85,124	15.7%
Total revenues	$190,325	$170,371	11.7%

Total revenues increased by $19.9 million, or 11.7%, to $190.3 million for the six-month period ended December 31, 2004, compared to $170.4 million for the six-month period ended December 31, 2003.  There were no revenues associated with corporate activities.

Management believes a key metric in driving revenues for the florist business segment is the number of members that use or purchase services and products provided by the florist business segment, which is partially driven by membership.  Average membership for the six-month period ended December 31, 2004 and 2003 was approximately 20,000 and 19,400 members, respectively.  Revenue for the florist business segment increased by $6.6 million, or 7.7%, to $91.8 million for the six-month period ended December 31, 2004 compared to $85.2 million for the six-month period ended December 31, 2003.  This increase was primarily related to increased revenues from directory publications, an increase in orders sent through the FTD clearinghouse, the Floral Selections Guide, which shipped during the current year period and for which all members are now charged a monthly fee, and an increase in sales of mid-tier technology platforms, partially offset by a decrease in specialty wholesaling products primarily related to the timing of shipments for the Valentine’s day holiday.

Management believes a key metric in driving revenues in the consumer business segment is order volume.  The growth in order volume was the primary factor for the increase in revenue for the consumer business segment of $13.4 million, or 15.7%, to $98.5 million for the six-month period ended December 31, 2004 compared to $85.1 million for the six-month period ended December 31, 2003.  Order volume increased 17.1% to 1.6 million orders for the six-month period ended December 31, 2004, from 1.4 million orders for the six-month period ended December 31, 2003.  Partially contributing to the increase in order volume were sales of specialty gift products, which comprised 28.0% of total order volume for the six-month period ended December 31, 2004, compared to 26.6% for the six-month period ended December 31, 2003.  Internet orders were 84.9% of total orders for the six-month period ended December 31, 2004, compared to 80.4% for the six-month period ended December 31, 2003.

	Six Months Ended
	December 31,
Costs of goods sold and services provided	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$30,135	$28,268	6.6%
Consumer business	73,431	63,846	15.0%
Corporate	1,194	1,292	(7.6)%
Total costs of goods sold and services provided	$104,760	$93,406	12.2%

Costs of goods sold and services provided increased by $11.4 million, or 12.2%, to $104.8 million for the six-month period ended December 31, 2004, compared to $93.4 million for the six-month period ended December 31, 2003.  Total gross margin decreased to 45.0% for the six-month period ended December 31, 2004 from 45.2% for the six-month period ended December 31, 2003, primarily attributable to the higher percentage of total sales in the Company’s lower margin consumer business segment.

Costs of goods sold and services provided associated with the florist business segment increased by $1.8 million, or 6.6%, to $30.1 million for the six-month period ended December 31, 2004, compared to $28.3 million for the six-month period ended December 31, 2003, primarily due to the increased level of sales.  Gross margin for the florist business increased to 67.2% for the six-month period ended December 31, 2004, from 66.8% for the six-month period ended December 31, 2003, which is primarily related to an increase in sales in the Company’s higher margin product lines such as directory publications and clearinghouse services.

Costs of goods sold and services provided associated with the consumer business segment increased by $9.6 million, or 15.0%, to $73.4 million for the six-month period ended December 31, 2004, compared to $63.8 million for the six-month period ended December 31, 2003, primarily due to an increase in revenues.  Gross margin for the consumer business increased to 25.5% for the six-month period ended December 31, 2004, from 25.0% for the six-month period ended December 31, 2003, primarily due to an increase in revenue related to service fees as well as a decrease in discounted orders, partially offset by an increase in shipping costs related to specialty gift product orders.

Costs of goods sold and services provided related to corporate activities decreased by $0.1 million, or 7.6% to $1.2 million for the six-month period ended December 31, 2004, compared to $1.3 million for the six-month period ended December 31, 2003.

	Six Months Ended
	December 31,
Advertising and selling costs	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$27,294	$26,338	3.6%
Consumer business	10,891	8,805	23.7%
Total advertising and selling costs	$38,185	$35,143	8.7%

Advertising and selling costs increased by $3.1 million, or 8.7%, to $38.2 million for the six-month period ended December 31, 2004 compared to $35.1 million for the six-month period ended December 31, 2003.  There were no advertising and selling costs related to corporate activities.

Advertising and selling costs associated with the florist business increased by $1.0 million, or 3.6%, to $27.3 million for the six-month period ended December 31, 2004 compared to $26.3 million for the six-month period ended December 31, 2003, primarily due to an increase in volume based rebates associated with orders sent through the FTD clearinghouse and an increase in costs related to the expansion of the sales force, primarily related to an increase in headcount, partially offset by a decrease in specialty wholesaling selling costs related to a decrease in headcount.

Advertising and selling costs associated with the consumer business increased by $2.1 million, or 23.7%, to $10.9 million for the six-month period ended December 31, 2004 compared to $8.8 million for the six-month period ended December 31, 2003, primarily due to an increase in online advertising expenses.  The increase in online advertising expense is primarily the result of an increase in order volume associated with online advertising placements.  Certain of these online agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on an estimated per order cost, taking into consideration the most likely number of orders to be generated under each such agreement.

	Six Months Ended
	December 31,
General and administrative costs	2004	2003	% Change
		Predecessor
	(in thousands)
Florist business	$5,117	$5,351	(4.4)%
Consumer business	7,484	6,943	7.8%
Corporate	12,346	13,530	(8.8)%
Total general and administrative costs	$24,947	$25,824	(3.4)%

Total general and administrative costs decreased $0.9 million or 3.4% to $24.9 million for the six-month period ended December 31, 2004, compared to $25.8 million for the six-month period ended December 31, 2003.

General and administrative costs for the florist business decreased by $0.3 million, or 4.4%, to $5.1 million for the six-month period ended December 31, 2004 compared to $5.4 million for the six-month period ended December 31, 2003.  This decrease is due to a reduction in depreciation expense as certain assets of the florist business became fully depreciated.

General and administrative costs for the consumer business increased by $0.6 million, or 7.8%, to $7.5 million for the six-month period ended December 31, 2004 compared to $6.9 million for the six-month period ended December 31, 2003, primarily due to increased customer service costs primarily related to an increase in order volume and an increase in headcount related to the expansion of the technology department.

Corporate general and administrative costs decreased $1.2 million, to $12.3 million for the six-month period ended December 31, 2004 compared to $13.5 million for the six-month period ended December 31, 2003 primarily due to $1.3 million of costs incurred during the prior year related to the 2004 Going Private Transaction.

	Six Months Ended
	December 31,
Other income and expenses	2004	2003	% Change
		Predecessor
	(in thousands)
Interest income	$(167)	$(13)	nm
Interest expense	10,034	445	nm
Other (income) expense, net	(321)	(1,469)	(78.1)%
Total other income and expenses	$9,546	$(1,037)	nm

Interest income increased to $0.2 million for the six-month period ended December 31, 2004 compared to $13,000 for the six-month period ended December 31, 2003.  This increase is primarily due to interest earned on funds held by the paying agent related to the 2004 Going Private Transaction and interest earned on funds held in escrow related to the settlement of the class action lawsuit.

Interest expense increased $9.6 million to $10.0 million for the six-month period ended December 31, 2004 compared to $0.4 million for the six-month period ended December 31, 2003.  The increase is due to interest expense related to the indebtedness incurred to finance the 2004 Going Private Transaction.

Other income decreased $1.2 million to $0.3 million for the six-month period ended December 31, 2004 compared to $1.5 million for the six-month period ended December 31, 2003.  This decrease is primarily related to a $1.5 million gain recognized in the prior year for the receipt of insurance proceeds related to the consolidated shareholder class action litigation associated with the Company’s 2002 merger with FTD.COM.

Liquidity and Capital Resources

Cash and cash equivalents increased to $19.5 million at December 31, 2004, from $2.5 million at June 30, 2004.

Cash provided by operating activities was $21.5 million and $19.2 million for the six-month periods ended December 31, 2004 and December 31, 2003, respectively, which primarily consisted of net income, after adding back non-cash items such as depreciation, amortization and the provision for doubtful accounts and changes in working capital related to the Christmas holiday.

Cash used in investing activities was $5.0 million for the six-month period ended December 31, 2004, which consisted of $3.1 million related to the acquisition of certain assets of The Flower Concierge, Inc., which was purchased for a total of $8.5 million, $5.4 million of which was payable as of December 31, 2004, and capital expenditures of $1.9 million, which were primarily related to technology improvements.

Cash used in investing activities was $3.4 million for the six-month period ended December 31, 2003, which was related to capital expenditures primarily for technology improvements.

Cash provided by financing activities was $0.3 million for the six-month period ended December 31, 2004, which consisted of a capital contribution of $0.7 million offset by scheduled repayments on the senior secured credit facility of $0.4 million.

Cash used in financing activities was $6.5 million for the six-month period ended December 31, 2003, which primarily consisted of net repayments of the revolving credit facility.

The Company’s principal sources of liquidity are cash from operations and funds available for borrowing under the 2004 Credit Agreement.  The 2004 Credit Agreement provides for aggregate borrowings of up to $135.0 million and consists of a five-year $50.0 million revolving credit facility and a seven-year $85.0 million term loan, which was used in financing the 2004 Going Private Transaction.  A portion of the revolving credit facility is available as a letter of credit sub-facility and as a swing-line facility.  Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the 2004 Credit Agreement and letter of credit needs.  The revolving credit facility included $1.8 million in letters of credit outstanding and had availability of $48.2 million at December 31, 2004.  The Company plans to utilize the revolving credit facility and cash generated from operations to fund working capital requirements and capital expenditure needs.  Capital expenditures are expected to be between $5 and $7 million for fiscal year 2005.

On November 23, 2004, the Parent filed a registration statement with the SEC on Form S-1 (Registration No. 333-120723), which was amended on January 7, 2005, January 21, 2005 and January 27, 2005, relating to the initial public offering of the Parent’s common stock.  The registration statement has not yet been declared effective by the SEC.  In the event of a public offering, the Parent intends to use the net proceeds to repurchase its outstanding preferred stock.  Proceeds from the overallotment option, if any, will be used to redeem or repurchase Notes at a redemption price of approximately 108% of principal amount, plus accrued and unpaid interest to the date of redemption.

The Company has obtained a waiver to the 2004 Credit Agreement, which waives the requirement that the Company use 50% of the net proceeds from the offering to pay down outstanding amounts under the 2004 Credit Agreement.  In addition, in the event of a public offering, the Management Services Agreement (the “MSA”) with Leonard Green & Partners, L.P. will be terminated in consideration of a lump sum payment by the Company to Leonard Green & Partners, L.P. of $12.5 million in accordance with the MSA.  There can be no assurance that the contemplated initial public offering of the Parent’s common stock will be consummated.

The 2004 Credit Agreement includes covenants, that, among other things, required that as of December 31, 2004, the Company maintain a specific ratio of consolidated earnings before interest, taxes, depreciation and amortization (subject to certain adjustments) to consolidated interest expense, a fixed charge coverage ratio and a leverage ratio.  The Company was in compliance with all debt covenants as of December 31, 2004, after giving effect to waiver received related to the promissory note issued in connection with the acquisition of certain assets of The Flower Concierge, Inc.  The debt covenant ratios are detailed below:

	Actual Ratio	Required Ratio
Interest Expense Coverage	3.03	2.10 minimum
Fixed Charge Coverage	2.66	1.45 minimum
Leverage	4.42	5.75 maximum

Debt covenant targets are adjusted quarterly in accordance with the terms of the 2004 Credit Agreement.

In addition to its debt service obligations, the Company’s remaining liquidity requirements are primarily for working capital needs and capital expenditures.  The Company believes, based on current circumstances, that its existing and future cash flows from operations, together with borrowings under the 2004 Credit Agreement, will be sufficient to fund its working capital needs, capital expenditures and to make interest and principal payments as they become due under the terms of the 2004 Credit Agreement and to make interest payments on the 7.75% Senior Subordinated Notes for the foreseeable future.

Income Taxes

The provision for income taxes for the six-month period ended December 31, 2004 was $5.2 million, reflecting an effective rate of 40.0%.  The provision for income taxes for the six-month period ended December 31, 2003 was $6.7 million, reflecting an effective rate of 39.2%.

At December 31, 2004, the net current deferred tax asset was $4.3 million and the net long-term deferred tax liability was $57.8 million.  Management believes that based on its estimation of taxable income in future years, including the reversal of deferred tax liabilities, that no valuation allowance is necessary for the deferred tax assets.

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

In addition, the Company sells computer equipment and software to member florists.  The Company follows the provisions of SOP 97-2, as amended by SOP 98-9.  SOP 97-2 requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post-contract customer support, installation and training) to be allocated to each element based on the relative fair values of the elements.  The Company recognizes revenue from hardware products (including specified upgrades/enhancements) at the time of shipment for systems that are sold.  The Company recognizes revenue from software products which are sold ratably over the estimated useful life of the software.  For systems that are being leased, the Company recognizes hardware and software revenue ratably over the period of the lease agreement.  Support revenue is recognized over the period of the support agreement.  Installation and training revenues are recognized at the time of occurrence.

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

Distribution Agreements

FTD.COM has entered into Internet distribution agreements pursuant to which FTD.COM receives various services, including advertising space on shopping and search-oriented Web sites, portal links to FTD.COM’s Web site and marketing of FTD.COM’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party Web sites in excess of a threshold as defined in the related agreements.  FTD.COM records expenses related to these agreements based on an estimated per order cost, taking into consideration the anticipated number of orders to be generated under each such agreement calculated in accordance with the process described in Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders generated is impacted by a variety of factors, including but not limited to, the volume of traffic experienced on the third party’s Web sites, existence of other advertisements on the third party’s Web site and advertisement placement on the third party’s Web site.  Many of these factors are outside of FTD.COM’s control.  The order volume estimates used to record expense on a monthly basis are adjusted to actual order volumes by the end of the term of the contract.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.

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

An intangible asset with a determinable finite useful life is amortized evenly over that useful life, however, the Company re-evaluates whether an intangible asset has an indefinite or finite useful life during each reporting period.  In addition, the Company assesses these assets for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  The Company has determined that it is more likely than not that its deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method.

Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  A company would not be permitted to make any changes to those amounts upon adoption of the standard unless those changes represent a correction of an error (and are disclosed accordingly).

For periods after the date of adoption of the standard, the modified prospective transition method described above would be applied.  The Company will adopt SFAS No. 123(R) effective July 1, 2005, which will result in an increase in general and administrative expense.  The Company is still evaluating the impact of the adoption of this standard.

Related Party Transactions

For the three- and six-month periods ended December 31, 2003, the Predecessor incurred expenses of $0.5 million and $1.0 million, respectively, related to the payment for management, financial and other corporate advisory services and expenses to parties related to each of Perry Acquisition Partners, L.P., Bain Capital Investors LLC and Fleet Growth Resources III, Inc., which were stockholders or affiliates of the Predecessor.  The Predecessor’s management consulting services agreement with these parties required payments aggregating $2.0 million each fiscal year plus reimbursement of reasonable out-of-pocket expenses.  The management consulting services agreement with the above listed parties terminated upon the consummation of the 2004 Going Private Transaction.

In connection with the 2004 Going Private Transaction, the Company entered into a management services agreement with Leonard Green & Partners, L.P.  Under the management services agreement, Leonard Green & Partners, L.P. provides management, consulting and financial planning services in exchange for an annual management fee of $2.0 million, payable in equal monthly installments commencing in March 2004.  Payment of the management fees on any monthly payment date is contingent upon the Company achieving Consolidated EBITDA, as defined in the indenture governing the Notes, equal to or greater than $46.8 million for the last consecutive twelve-month period ended immediately prior to that payment date.  In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when the targeted Consolidated EBITDA is obtained.  The management services agreement has a ten-year term, which extends automatically on each anniversary of the agreement for one additional year unless either party gives prior notice that the term will not be extended.  For the three- and six-month periods ended December 31, 2004, the Company incurred expenses of $0.5 million and $1.0 million, respectively, related to the management services agreement with Leonard Green & Partners, L.P.

In addition, the management services agreement provides for the payment to Leonard Green & Partners, L.P. of customary fees for services provided in connection with major transactions, reimbursement for reasonable out-of-pocket expenses and a closing fee of $7.0 million, which was paid upon consummation of the 2004 Going Private Transaction.

On September 30, 2004, the Parent sold 826,667 shares of common stock to certain members of the Company’s management for cash consideration of $826,667, which represented the fair market value of the common stock on the date of purchase.  The Parent contributed $0.7 million of the cash proceeds to the Company and used the balance of the proceeds to repay an inter-company payable to the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to interest rate risk is primarily the result of borrowings under its existing bank credit facilities.  At December 31, 2004, $84.4 million was outstanding under the 2004 Credit Agreement.  Borrowings under the 2004 Credit Agreement are secured by first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets.  The Company’s results of operations are affected by changes in market interest rates on these borrowings.  A 1% increase in the interest rate would result in additional annual interest expense of $0.8 million.

The Company will continue to monitor changing economic conditions.  Based on current circumstances, the Company does not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

The Company is also exposed to foreign currency exchange rate risk with respect to the Canadian dollar and the Euro.  The resulting foreign currency exchange adjustments are included in the other comprehensive (income) loss caption on the consolidated statements of operations and were not material for the six-month periods ended December 31, 2004 and 2003.  The Company does not expect to be materially affected by foreign currency exchange rate fluctuations in the future, as the transactions denominated in Canadian dollars and Euros are not material to the Company’s consolidated financial statements.  Therefore, the Company does not currently enter into derivative financial instruments as hedges against foreign currency fluctuations of the Canadian dollar or Euro.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Pursuant to the Settlement Agreement, the Predecessor agreed to issue shares of Class A common stock valued at $10.7 million in full and final settlement of the case.  In connection with the settlement, the Predecessor recorded an $11.0 million charge in the fourth quarter of fiscal year 2003 with respect to the settlement which included costs related to issuing and distributing the settlement shares.  In November 2003, pursuant to the court approved Settlement Agreement, the Predecessor, on behalf of all defendants, distributed 139,493 shares of Class A common stock valued at $3.4 million as payment for a portion of the $10.7 million settlement liability.  Pursuant to the terms of the Settlement Agreement, the Company is obligated to pay the remaining $7.3 million in cash, which payment is anticipated to be made later in fiscal year 2005.  Pursuant to the terms of the 2004 Credit Agreement, the Company placed $7.3 million into an escrow account at the consummation of the 2004 Going Private Transaction to fund this obligation.

The Predecessor pursued claims against two of its insurance carriers, one that provided coverage to FTD and its directors and officers, and another that provided coverage to FTD.COM and its directors and officers.  In the second quarter of fiscal year 2004, the Predecessor recorded a gain of $1.5 million as a result of a settlement with the insurance carrier that maintained a policy covering FTD and its directors and officers.  The insurance carrier that maintained the policy covering FTD.COM and its directors and officers initiated litigation seeking to deny coverage for the shareholder lawsuits, which were settled pursuant to the Settlement Agreement.  The Company believes that FTD.COM and the individual defendants are entitled to coverage and has filed responsive pleadings to that effect.  Both parties have filed their respective motions for summary judgment, which have been fully briefed and are before the court for a ruling.  Any further recoveries relating to the settlement will be recorded as Other Income in the period realized.

On December 30, 2003, Teleflora LLC (“Teleflora”) filed a complaint against FTD in the U.S. District Court for the Northern District of California in San Jose.  The complaint included principal allegations of misappropriation of trade secrets, copyright infringement, unfair competition, intentional interference with contracts and various counts of fraud through unauthorized access to Teleflora software by FTD.  Teleflora sought compensatory damages as well as punitive damages and injunctive relief.  FTD answered the complaint, asserted affirmative defenses and brought counterclaims against Teleflora, including antitrust claims for attempting to monopolize the wire service market.

Pursuant to a settlement agreement and mutual release, both Teleflora and FTD have dismissed their respective claims with prejudice on January 12, 2005.  Under the agreement, FTD can continue to use its existing wire service interface (which obtains information from Teleflora’s Dove Foreign System Interface module) with its existing wire service interface customers.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2004, the Parent sold 826,667 shares of class A common stock to certain members of the

Company’s management for cash consideration of $826,667, which represented the fair market value of the common stock on the date of purchase.  The Parent contributed $0.7 million of the cash proceeds to the Company and used the balance of the proceeds to repay an inter-company payable to the Company.  In addition, the Parent granted 6,298,333 options to various employees of the Company.  Outstanding non-qualified stock options are exercisable during a ten-year period beginning one to seven years after the date of grant.  All stock options were granted with an exercise price equal to the fair market value on the date of grant.

Item 6.    Exhibits

10.1	First Amendment to the Credit Agreement, dated as of November 15, 2004, by and among FTD, Inc., the Guarantors, as set forth on the signature pages thereto, and CSFB.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD, Inc.

Date: January 28, 2005	By:	/S/ CARRIE A. WOLFE
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	First Amendment to the Credit Agreement, dated as of November 15, 2004, by and among FTD, Inc., the Guarantors, as set forth on the signature pages thereto, and CSFB.

31.1	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Executive Officer).

31.2	Rule 13(a) – 14(a)/15(d) – 14(a) Certification (Principal Financial Officer).

32	Section 1350 Certifications.